Form 10-Q
period 2022-03-31
FIRST FINANCIAL BANCORP /OH/
filed 2022-05-05
CIK 708955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                           March 31, 2022

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
Yes  ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The registrant has one class of common stock (no par value) with 94,442,505 shares outstanding at May 4, 2022.

FIRST FINANCIAL BANCORP.

Glossary of Abbreviations and Acronyms

First Financial has identified the following list of abbreviations and acronyms that are used in the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

ABL	Asset backed lending	FTE	Fully tax equivalent
ACL	Allowance for credit losses	GAAP	U.S. Generally Accepted Accounting Principles
AFS	Available-for-sale	HTC	Historic tax credit
Allowance	Collectively or individually, Allowance for credit losses	HTM	Held-to-maturity
AOCI	Accumulated other comprehensive income	Insignificant	Less than $0.1 million
ASC	Accounting standards codification	IRLC	Interest rate lock commitment
ASU	Accounting standards update	LGD	Loss Given Default
Bank	First Financial Bank	LIHTC	Low income housing tax credit
Basel III	Basel Committee regulatory capital reforms, Third Basel Accord	MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
BGF or Bannockburn	Bannockburn Global Forex, LLC	MSFG	MainSource Financial Group, Inc.
Bp/bps	Basis point(s)	N/A	Not applicable
BOLI	Bank owned life insurance	NII	Net interest income
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	NMTC	New market tax credit
CDs	Certificates of deposit	OBS	Off-balance sheet
C&I	Commercial & industrial	OREO	Other real estate owned
CRE	Commercial real estate	PCA	Prompt corrective action
Company	First Financial Bancorp.	PCD	Purchased credit deteriorated
DDA	Demand deposit account	PCI	Purchase credit impaired
Dodd-Frank	Dodd–Frank Wall Street Reform and Consumer Protection Act	PD	Probability of default
EAD	Exposure at Default	PPP	Paycheck Protection Program
ERM	Enterprise risk management	PPPLF	Paycheck Protection Program Liquidity Facility
EVE	Economic value of equity	R&S	Reasonable and Supportable
Fair Value Topic	FASB ASC Topic 820, Fair Value Measurement	ROU	Right-of-use
FASB	Financial Accounting Standards Board	SEC	U.S. Securities and Exchange Commission
FDIC	Federal Deposit Insurance Corporation	SFG or Summit	Summit Funding Group, Inc.
FHLB	Federal Home Loan Bank	SOFR	Secured Overnight Financing Rate
First Financial	First Financial Bancorp.	Topic 842	FASB ASC Topic 842, Leasing
Form 10-K	First Financial Bancorp. Annual Report on Form 10-K	TDR	Troubled debt restructuring
FRB	Federal Reserve Bank	TTC	Through the cycle
		USD	United States dollars

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Cash and due from banks	$230,428	$220,031
Interest-bearing deposits with other banks	227,147	214,811
Investment securities available-for-sale, at fair value (amortized cost $4,113,169 at March 31, 2022 and $4,180,589 at December 31, 2021)	3,957,882	4,207,846
Investment securities held-to-maturity (fair value $90,001 at March 31, 2022 and $99,898 at December 31, 2021)	92,597	98,420
Other investments	114,563	102,971
Loans held for sale, at fair value	12,670	29,482
Loans and leases
Commercial & industrial	2,800,209	2,720,028
Lease financing	125,867	109,624
Construction real estate	479,744	455,894
Commercial real estate	4,031,484	4,226,614
Residential real estate	913,838	896,069
Home equity	707,973	708,399
Installment	132,197	119,454
Credit card	50,305	52,217
Total loans and leases	9,241,617	9,288,299
Less: Allowance for credit losses	(124,130)	(131,992)
Net loans and leases	9,117,487	9,156,307
Premises and equipment	190,975	193,040
Operating leases	87,432	73,857
Goodwill	999,959	1,000,749
Other intangibles	85,891	88,898
Accrued interest and other assets	892,119	942,729
Total assets	$16,009,150	$16,329,141

Liabilities
Deposits
Interest-bearing demand	$3,246,646	$3,198,745
Savings	4,188,867	4,157,374
Time	1,121,966	1,330,263
Total interest-bearing deposits	8,557,479	8,686,382
Noninterest-bearing	4,261,429	4,185,572
Total deposits	12,818,908	12,871,954
Federal funds purchased and securities sold under agreements to repurchase	0	51,203
FHLB short-term borrowings	185,000	225,000
Other short-term borrowings	0	20,000
Total short-term borrowings	185,000	296,203
Long-term debt	379,840	409,832
Total borrowed funds	564,840	706,035
Accrued interest and other liabilities	487,957	492,210
Total liabilities	13,871,705	14,070,199

Shareholders' equity
Common stock - no par value
Authorized - 160,000,000 shares; Issued - 104,281,794 shares at both March 31, 2022 and December 31, 2021	1,634,903	1,640,358
Retained earnings	857,178	837,473
Accumulated other comprehensive income (loss)	(142,477)	(433)
Treasury stock, at cost, 9,830,298 shares at March 31, 2022 and 10,132,554 shares at December 31, 2021	(212,159)	(218,456)
Total shareholders' equity	2,137,445	2,258,942
Total liabilities and shareholders' equity	$16,009,150	$16,329,141
See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2022	2021
Interest income
Loans and leases, including fees	$87,182	$98,931
Investment securities
Taxable	22,096	18,607
Tax-exempt	4,431	5,043
Total interest on investment securities	26,527	23,650
Other earning assets	121	28
Total interest income	113,830	122,609
Interest expense
Deposits	2,623	4,333
Short-term borrowings	317	67
Long-term borrowings	4,544	4,333
Total interest expense	7,484	8,733
Net interest income	106,346	113,876
Provision for credit losses - loans and leases	(5,589)	3,450
Provision for credit losses - unfunded commitments	(226)	538
Net interest income after provision for credit losses	112,161	109,888
Noninterest income
Service charges on deposit accounts	7,729	7,146
Trust and wealth management fees	6,060	5,630
Bankcard income	3,337	3,128
Client derivative fees	799	1,556
Foreign exchange income	10,151	10,757
Leasing business income	6,076	0
Net gain from sales of loans	3,872	9,454
Net gain (loss) on sales/transfers of investment securities	3	(166)
Net gain (loss) on equity securities	(199)	112
Other	3,465	2,705
Total noninterest income	41,293	40,322
Noninterest expenses
Salaries and employee benefits	63,947	61,253
Net occupancy	5,746	5,704
Furniture and equipment	3,567	3,969
Data processing	8,264	7,287
Marketing	1,700	1,361
Communication	666	838
Professional services	2,159	1,450
State intangible tax	1,131	1,202
FDIC assessments	1,459	1,349
Intangible assets amortization	2,914	2,479
Leasing business expense	3,869	0
Other	7,383	5,614
Total noninterest expenses	102,805	92,506
Income before income taxes	50,649	57,704
Income tax expense	9,348	10,389
Net income	$41,301	$47,315
Net earnings per common share - basic	$0.44	$0.49
Net earnings per common share - diluted	$0.44	$0.48
Average common shares outstanding - basic	93,383,932	96,873,940
Average common shares outstanding - diluted	94,263,925	97,727,527
See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three months ended
	March 31,
	2022	2021
Net income	$41,301	$47,315
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on debt securities arising during the period	(142,401)	(30,968)
Change in retirement obligation	346	405
Unrealized gain (loss) on foreign currency exchange	11	0
Other comprehensive income (loss)	(142,044)	(30,563)
Comprehensive income (loss)	$(100,743)	$16,752

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Year-to-date
(Dollars in thousands except per share data)
(Unaudited)

	Common Stock		Retained	Accumulated other comprehensive	Treasury stock
	Shares	Amount	Earnings	income (loss)	Shares	Amount	Total
Balance at January 1, 2021	104,281,794	$1,638,947	$720,429	$48,664	(6,259,865)	$(125,970)	$2,282,070
Net income			47,315				47,315
Other comprehensive income (loss)				(30,563)			(30,563)
Cash dividends declared:
Common stock at $0.23 per share			(22,524)				(22,524)
Purchase of common stock					(840,115)	(17,982)	(17,982)
Exercise of stock options, net of shares purchased		(36)			3,468	70	34
Restricted stock awards, net of forfeitures		(8,616)			332,411	6,366	(2,250)
Share-based compensation expense		2,842					2,842
Balance at March 31, 2021	104,281,794	$1,633,137	$745,220	$18,101	(6,764,101)	$(137,516)	$2,258,942
Balance at January 1, 2022	104,281,794	$1,640,358	$837,473	$(433)	(10,132,554)	$(218,456)	$2,258,942
Net income			41,301				41,301
Other comprehensive income (loss)				(142,044)			(142,044)
Cash dividends declared:
Common stock at $0.23 per share			(21,596)				(21,596)
Exercise of stock options, net of shares purchased		(160)			15,660	337	177
Restricted stock awards, net of forfeitures		(8,802)			286,596	5,960	(2,842)
Share-based compensation expense		3,507					3,507
Balance at March 31, 2022	104,281,794	$1,634,903	$857,178	$(142,477)	(9,830,298)	$(212,159)	$2,137,445

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three months ended
	March 31,
	2022	2021
Operating activities
Net income	$41,301	$47,315
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recapture of) credit losses	(5,815)	3,988
Depreciation and amortization	8,107	8,233
Stock-based compensation expense	3,507	2,842
Pension expense (income)	625	850
Net amortization (accretion) on investment securities	4,092	9,136
Net (gain) loss on sales of investment securities	(3)	166
Net (gain) loss from equity securities	199	(112)
Originations of loans held for sale	(98,958)	(206,222)
Net gains from sales of loans held for sale	(3,872)	(9,454)
Proceeds from sales of loans held for sale	113,939	220,374
Deferred income taxes	334	3,303
Amortization of operating leases	1,899	1,851
Payments for operating leases	(1,942)	(1,790)
Decrease (increase) cash surrender value of life insurance	(652)	(479)
Decrease (increase) in interest receivable	1,846	(777)
(Decrease) increase in interest payable	164	(518)
Decrease (increase) in other assets	52,590	117,134
(Decrease) increase in other liabilities	26,454	(48,806)
Net cash provided by (used in) operating activities	143,815	147,034

Investing activities
Proceeds from sales of securities available-for-sale	5,003	50,451
Proceeds from calls, paydowns and maturities of securities available-for-sale	232,267	279,426
Purchases of securities available-for-sale	(173,954)	(665,723)
Proceeds from calls, paydowns and maturities of securities held-to-maturity	5,906	10,799
Purchases of securities held-to-maturity	0	(1,000)
Purchases of other investment securities	(11,799)	(992)
Proceeds from calls, paydowns and maturities of other securities	8	2,488
Net decrease (increase) in interest-bearing deposits with other banks	(12,336)	1,125
Net decrease (increase) in loans and leases	49,580	(40,390)
Proceeds from disposal of other real estate owned	98	433
Purchases of premises and equipment	(3,181)	(2,717)
Net change in operating leases	(12,085)	0
Life insurance death benefits	3,316	0
Net cash provided by (used in) investing activities	82,823	(366,100)

Financing activities
Net (decrease) increase in total deposits	(53,046)	416,066
Net (decrease) increase in short-term borrowings	(111,203)	14,793
Payments on long-term debt	(30,183)	(192,508)
Cash dividends paid on common stock	(21,986)	(22,200)
Treasury stock purchase	0	(17,982)
Proceeds from exercise of stock options	177	34
Net cash provided by (used in) financing activities	(216,241)	198,203

Cash and due from banks
Change in cash and due from banks	10,397	(20,863)
Cash and due from banks at beginning of period	220,031	231,054
Cash and due from banks at end of period	$230,428	$210,191

Supplemental disclosures
Interest paid	$7,321	$9,252
Income taxes paid, net of refunds	$170	$147

Supplemental schedule for investing activities
Business combinations
Assets acquired, net of purchase consideration	$1,028	$0
Liabilities assumed	238	0
Goodwill	$(790)	$0

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
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

These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and accompanying notes necessary to constitute a complete set of financial statements required by GAAP and should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.  Management believes these unaudited consolidated financial statements reflect all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.  The Consolidated Balance Sheet as of December 31, 2021 has been derived from the audited financial statements in the Company’s 2021 Form 10-K.

Use of estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes.  Actual realized amounts could differ materially from these estimates.

COVID-19. First Financial's operations and financial results were significantly impacted by the COVID-19 pandemic. The spread of COVID-19 caused significant economic disruption throughout the United States as state and local governments issued stay at home orders and temporarily closed non-essential businesses. The full financial impact from the pandemic is unknown at this time, however prolonged disruption from the pandemic may adversely impact several industries within the Company's geographic footprint and impair the ability of First Financial's customers to fulfill their contractual obligations to the Company. This could cause First Financial to experience a material adverse effect on business operations, asset valuations, financial condition and results of operations. Material adverse impacts may include all or a combination of valuation impairments on First Financial's intangible assets, investments, loans, mortgage servicing rights or counter-party risk derivatives.
NOTE 2:  ACCOUNTING STANDARDS RECENTLY ADOPTED OR ISSUED

Standards Adopted in 2022

There have been no new accounting standards adopted in 2022.

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

Standards Issued But Not Yet Adopted

In March, 2022, the FASB issued ASU 2022-02 - Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This standard eliminates the accounting guidance on TDRs for creditors in ASC 310-40 and amends the guidance on “vintage disclosures” to require disclosure of current period gross write-offs by year of origination. The ASU also updates the requirements related to accounting for credit losses under ASC 326 and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Entities are permitted to early adopt these amendments, including adoption in any interim period, provided that the amendments are adopted as of the beginning of the annual reporting period that includes the interim period of adoption. The adoption of this standard is expected to result in amended disclosures in the Company's Consolidated Financial Statements, however it is not expected to materially impact the Company's results of operations.

NOTE 3:  INVESTMENTS

For the three months ended March 31, 2022, there were sales of $5.0 million of AFS securities with insignificant gross realized gains and gross realized losses. For the three months ended March 31, 2021, there were $52.1 million sales of AFS securities with $0.6 million gross realized gains and $0.7 million gross realized losses.

The following is a summary of HTM and AFS investment securities as of March 31, 2022:

	Held-to-maturity				Available-for-sale
(Dollars in thousands)	Amortized cost	Unrecognized gain	Unrecognized loss	Fair value	Amortized cost	Unrealized gain	Unrealized loss	Fair value
U.S. Treasuries	$0	$0	$0	$0	$34,967	$1	$(2,244)	$32,724
Securities of U.S. government agencies and corporations	0	0	0	0	79,338	0	(5,665)	73,673
Mortgage-backed securities - residential	0	0	0	0	709,888	602	(43,418)	667,072
Mortgage-backed securities - commercial	42,211	0	(1,403)	40,808	754,978	355	(17,903)	737,430
Collateralized mortgage obligations	10,780	0	(287)	10,493	621,240	1,277	(27,662)	594,855
Obligations of state and other political subdivisions	8,356	317	0	8,673	1,071,171	10,441	(49,260)	1,032,352
Asset-backed securities	0	0	0	0	713,587	361	(21,321)	692,627
Other securities	31,250	0	(1,223)	30,027	128,000	710	(1,561)	127,149
Total	$92,597	$317	$(2,913)	$90,001	$4,113,169	$13,747	$(169,034)	$3,957,882

The following is a summary of HTM and AFS investment securities as of December 31, 2021:

	Held-to-maturity				Available-for-sale
(Dollars in thousands)	Amortized cost	Unrecognized gain	Unrecognized loss	Fair value	Amortized cost	Unrealized gain	Unrealized loss	Fair value
U.S. Treasuries	$0	$0	$0	$0	$34,961	$4	$(189)	$34,776
Securities of U.S. government agencies and corporations	0	0	0	0	78,998	248	(129)	79,117
Mortgage-backed securities - residential	0	0	0	0	728,050	6,635	(10,548)	724,137
Mortgage-backed securities - commercial	46,362	651	0	47,013	729,948	4,294	(2,352)	731,890
Collateralized mortgage obligations	11,882	221	0	12,103	696,258	7,979	(6,497)	697,740
Obligations of state and other political subdivisions	8,926	915	0	9,841	1,058,735	35,591	(8,594)	1,085,732
Asset-backed securities	0	0	0	0	720,638	1,521	(2,578)	719,581
Other securities	31,250	176	(485)	30,941	133,001	2,114	(242)	134,873
Total	$98,420	$1,963	$(485)	$99,898	$4,180,589	$58,386	$(31,129)	$4,207,846

The following table provides a summary of investment securities by contractual maturity as of March 31, 2022, except for residential and commercial mortgage-backed securities, collateralized mortgage obligations and asset-backed securities, which are shown as single totals due to the unpredictability of the timing in principal repayments.

	Held-to-maturity		Available-for-sale
(Dollars in thousands)	Amortized cost	Fair value	Amortized cost	Fair value
By Contractual Maturity:
Due in one year or less	$0	$0	$11,539	$11,556
Due after one year through five years	1,072	1,092	89,910	89,562
Due after five years through ten years	36,271	35,340	357,140	348,300
Due after ten years	2,263	2,268	854,887	816,480
Mortgage-backed securities - residential	0	0	709,888	667,072
Mortgage-backed securities - commercial	42,211	40,808	754,978	737,430
Collateralized mortgage obligations	10,780	10,493	621,240	594,855
Asset-backed securities	0	0	713,587	692,627
Total	$92,597	$90,001	$4,113,169	$3,957,882

Unrealized gains and losses on debt securities available for sale are generally due to fluctuations in current market yields relative to the yields of the securities at their amortized cost. All AFS securities with unrealized losses are reviewed quarterly to determine if any impairment exists, requiring a write-down to fair value. For AFS securities in an unrealized loss position, the Company first assesses whether it intends to sell or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For debt securities available-for-sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis.

First Financial does not intend to sell, and it is not more likely than not that the Company will be required to sell, debt securities temporarily impaired prior to maturity or recovery of the recorded value. The Company recorded no reserves on investment securities for the March 31, 2022 or December 31, 2021.

As of March 31, 2022, the Company's investment securities portfolio consisted of 1,440 securities, of which 667 were in an unrealized loss position. As of December 31, 2021, the Company's investment securities portfolio consisted of 1,418 securities, of which 327 were in an unrealized loss position.

Primarily all of First Financial’s HTM debt securities are issued by U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. The remainder of the Company's HTM securities are non-agency collateralized mortgage obligations and obligations of state and other political subdivisions which currently carry ratings no lower than A+. There were no HTM securities on nonaccrual status or past due as of March 31, 2022 or December 31, 2021. Therefore, the Company did not record an ACL for these securities as of March 31, 2022 or December 31, 2021.

The following tables provide the fair value and gross unrealized losses on investment securities in an unrealized loss position for which an ACL has not been recorded, aggregated by investment category and the length of time the individual securities have been in a continuous loss position:

	March 31, 2022
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. Treasuries	$32,624	$(2,244)	$0	$0	$32,624	$(2,244)
Securities of U.S. Government agencies and corporations	73,673	(5,665)	0	0	73,673	(5,665)
Mortgage-backed securities - residential	388,740	(26,406)	187,705	(17,012)	576,445	(43,418)
Mortgage-backed securities - commercial	636,688	(16,831)	28,585	(2,475)	665,273	(19,306)
Collateralized mortgage obligations	449,683	(22,616)	52,838	(5,333)	502,521	(27,949)
Obligations of state and other political subdivisions	496,869	(38,448)	132,317	(10,812)	629,186	(49,260)
Asset-backed securities	625,241	(19,707)	22,710	(1,614)	647,951	(21,321)
Other securities	98,897	(2,103)	11,569	(681)	110,466	(2,784)
Total	$2,802,415	$(134,020)	$435,724	$(37,927)	$3,238,139	$(171,947)

	December 31, 2021
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. Treasuries	$24,755	$(190)	$0	$0	$24,755	$(190)
Securities of U.S. Government agencies and corporations	17,382	(128)	0	0	17,382	(128)
Mortgage-backed securities - residential	459,098	(8,375)	78,090	(2,173)	537,188	(10,548)
Mortgage-backed securities - commercial	205,520	(2,149)	13,818	(203)	219,338	(2,352)
Collateralized mortgage obligations	369,318	(6,110)	12,485	(387)	381,803	(6,497)
Obligations of state and other political subdivisions	380,735	(7,543)	55,568	(1,051)	436,303	(8,594)
Asset-backed securities	482,118	(2,578)	0	0	482,118	(2,578)
Other securities	31,896	(354)	11,877	(373)	43,773	(727)
Total	$1,970,822	$(27,427)	$171,838	$(4,187)	$2,142,660	$(31,614)

For further detail on the fair value of investment securities, see Note 17 – Fair Value Disclosures.

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

In accordance with the CARES Act and the 2021 Consolidated Appropriations Act, First Financial participated in offering PPP loans to its customers. These loans provide a direct incentive for small businesses to keep their workers on the payroll and to maintain their operations during the COVID-19 pandemic. PPP loans are eligible to be forgiven provided certain conditions are met. As of March 31, 2022, First Financial had $21.2 million in PPP loans, net of unearned fees of $1.0 million. As of December 31, 2021, First Financial had $55.6 million in PPP loans, net of unearned fees of $2.6 million.

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

The following table sets forth the Company's loan portfolio at March 31, 2022 by risk attribute and origination date:

(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Term Total	Revolving	Total
Commercial & industrial
Pass	$150,380	$674,218	$431,251	$306,741	$149,846	$244,872	$1,957,308	$771,029	$2,728,337
Special mention	0	366	4,536	5,619	14,446	4,512	29,479	13,895	43,374
Substandard	446	1,977	372	3,037	1,132	11,493	18,457	8,410	26,867
Doubtful	0	0	0	0	0	1,631	1,631	0	1,631
Total	$150,826	$676,561	$436,159	$315,397	$165,424	$262,508	$2,006,875	$793,334	$2,800,209
Lease financing
Pass	$12,252	$34,717	$24,430	$20,619	$16,885	$11,283	$120,186	$0	$120,186

(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Term Total	Revolving	Total
Special mention	0	0	5,681	0	0	0	5,681	0	5,681
Substandard	0	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0	0
Total	$12,252	$34,717	$30,111	$20,619	$16,885	$11,283	$125,867	$0	$125,867
Construction real estate
Pass	$8,621	$184,917	$149,551	$78,048	$10,417	$12,178	$443,732	$20,477	$464,209
Special mention	0	0	6,531	0	9,004	0	15,535	0	15,535
Substandard	0	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0	0
Total	$8,621	$184,917	$156,082	$78,048	$19,421	$12,178	$459,267	$20,477	$479,744
Commercial real estate - investor
Pass	$71,292	$552,818	$355,042	$861,599	$379,791	$663,270	$2,883,812	$37,072	$2,920,884
Special mention	0	0	20,438	27,176	17,903	27,716	93,233	0	93,233
Substandard	0	1,550	6	22,638	3,816	16,992	45,002	0	45,002
Doubtful	0	0	0	0	2,546	0	2,546	0	2,546
Total	$71,292	$554,368	$375,486	$911,413	$404,056	$707,978	$3,024,593	$37,072	$3,061,665
Commercial real estate - owner
Pass	$20,749	$171,894	$176,879	$113,416	$129,873	$316,827	$929,638	$9,121	$938,759
Special mention	0	295	2,261	2,577	3,603	3,287	12,023	0	12,023
Substandard	0	1,467	423	718	12,334	4,095	19,037	0	19,037
Doubtful	0	0	0	0	0	0	0	0	0
Total	$20,749	$173,656	$179,563	$116,711	$145,810	$324,209	$960,698	$9,121	$969,819
Residential real estate
Performing	$52,459	$262,465	$222,466	$129,617	$59,558	$182,217	$908,782	$0	$908,782
Nonperforming	0	268	466	1,168	643	2,511	5,056	0	5,056
Total	$52,459	$262,733	$222,932	$130,785	$60,201	$184,728	$913,838	$0	$913,838
Home equity
Performing	$6,787	$38,358	$43,585	$14,145	$10,466	$34,215	$147,556	$556,832	$704,388
Nonperforming	0	21	117	41	19	432	630	2,955	3,585
Total	$6,787	$38,379	$43,702	$14,186	$10,485	$34,647	$148,186	$559,787	$707,973
Installment
Performing	$17,114	$51,736	$11,031	$7,034	$4,678	$5,327	$96,920	$34,866	$131,786
Nonperforming	0	229	0	24	33	48	334	77	411
Total	$17,114	$51,965	$11,031	$7,058	$4,711	$5,375	$97,254	$34,943	$132,197
Credit cards
Performing	$0	$0	$0	$0	$0	$0	$0	$49,719	$49,719
Nonperforming	0	0	0	0	0	0	0	586	586
Total	$0	$0	$0	$0	$0	$0	$0	$50,305	$50,305
Grand Total	$340,100	$1,977,296	$1,455,066	$1,594,217	$826,993	$1,542,906	$7,736,578	$1,505,039	$9,241,617

The following table sets forth the Company's loan portfolio at December 31, 2021 by risk attribute and origination date:

(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Term Total	Revolving	Total
Commercial & industrial
Pass	$711,198	$442,064	$339,507	$164,273	$119,580	$154,835	$1,931,457	$700,246	$2,631,703
Special mention	389	4,867	5,993	16,057	6,511	4,918	38,735	21,505	60,240

(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Term Total	Revolving	Total
Substandard	2,220	434	2,843	1,224	12,640	1,465	20,826	7,259	28,085
Doubtful	0	0	0	0	0	0	0	0	0
Total	$713,807	$447,365	$348,343	$181,554	$138,731	$161,218	$1,991,018	$729,010	$2,720,028
Lease financing
Pass	$31,697	$21,536	$19,095	$15,494	$6,821	$4,765	$99,408	$0	$99,408
Special mention	0	10,216	0	0	0	0	10,216	0	10,216
Substandard	0	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0	0
Total	$31,697	$31,752	$19,095	$15,494	$6,821	$4,765	$109,624	$0	$109,624
Construction real estate
Pass	$95,991	$200,421	$96,726	$15,886	$317	$12,719	$422,060	$18,299	$440,359
Special mention	0	6,531	0	9,004	0	0	15,535	0	15,535
Substandard	0	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0	0
Total	$95,991	$206,952	$96,726	$24,890	$317	$12,719	$437,595	$18,299	$455,894
Commercial real estate - investor
Pass	$537,183	$379,217	$944,915	$367,946	$294,147	$434,641	$2,958,049	$66,579	$3,024,628
Special mention	0	7,479	18,136	18,006	15,566	34,153	93,340	0	93,340
Substandard	1,616	6	21,312	6,628	6,918	307	36,787	0	36,787
Doubtful	0	0	0	0	0	0	0	0	0
Total	$538,799	$386,702	$984,363	$392,580	$316,631	$469,101	$3,088,176	$66,579	$3,154,755
Commercial real estate - owner
Pass	$204,291	$184,564	$121,150	$135,463	$119,489	$259,504	$1,024,461	$7,565	$1,032,026
Special mention	970	2,283	2,262	3,751	1,381	5,512	16,159	0	16,159
Substandard	162	727	6,541	12,513	1,730	1,963	23,636	38	23,674
Doubtful	0	0	0	0	0	0	0	0	0
Total	$205,423	$187,574	$129,953	$151,727	$122,600	$266,979	$1,064,256	$7,603	$1,071,859
Residential real estate
Performing	$258,537	$230,699	$138,239	$64,310	$34,606	$162,924	$889,315	$0	$889,315
Nonperforming	236	970	1,193	598	339	3,418	6,754	0	6,754
Total	$258,773	$231,669	$139,432	$64,908	$34,945	$166,342	$896,069	$0	$896,069
Home equity
Performing	$42,298	$45,638	$14,713	$11,221	$7,603	$30,588	$152,061	$553,245	$705,306
Nonperforming	72	161	44	67	56	234	634	2,459	3,093
Total	$42,370	$45,799	$14,757	$11,288	$7,659	$30,822	$152,695	$555,704	$708,399
Installment
Performing	$58,209	$12,768	$8,213	$5,541	$3,925	$2,201	$90,857	$28,353	$119,210
Nonperforming	6	61	32	9	1	56	165	79	244
Total	$58,215	$12,829	$8,245	$5,550	$3,926	$2,257	$91,022	$28,432	$119,454
Credit cards
Performing	$0	$0	$0	$0	$0	$0	$0	$51,772	$51,772
Nonperforming	0	0	0	0	0	0	0	445	445
Total	$0	$0	$0	$0	$0	$0	$0	$52,217	$52,217

(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Term Total	Revolving	Total
Grand Total	$1,945,075	$1,550,642	$1,740,914	$847,991	$631,630	$1,114,203	$7,830,455	$1,457,844	$9,288,299

Delinquency. Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the date of the scheduled payment.

Loan delinquency, including loans classified as nonaccrual, was as follows:

	As of March 31, 2022
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 90 days past due	Total past due	Current	Total	> 90 days past due and still accruing
Loans
Commercial & industrial	$236	$262	$3,622	$4,120	$2,796,089	$2,800,209	$0
Lease financing	856	270	93	1,219	124,648	125,867	93
Construction real estate	0	0	0	0	479,744	479,744	0
Commercial real estate-investor	16	0	6,403	6,419	3,055,246	3,061,665	0
Commercial real estate-owner	187	0	2,269	2,456	967,363	969,819	0
Residential real estate	2,504	1,079	1,472	5,055	908,783	913,838	0
Home equity	1,826	265	1,494	3,585	704,388	707,973	0
Installment	112	13	63	188	132,009	132,197	0
Credit card	341	334	133	808	49,497	50,305	87
Total	$6,078	$2,223	$15,549	$23,850	$9,217,767	$9,241,617	$180

	As of December 31, 2021
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 90 days past due	Total past due	Current	Total	> 90 days past due and still accruing
Loans
Commercial & industrial	$303	$2,006	$2,775	$5,084	$2,714,944	$2,720,028	$0
Lease financing	93	0	0	93	109,531	109,624	0
Construction real estate	0	0	0	0	455,894	455,894	0
Commercial real estate-investor	89	42	6,409	6,540	3,148,215	3,154,755	0
Commercial real estate-owner	56	2,207	637	2,900	1,068,959	1,071,859	0
Residential real estate	4,379	262	2,114	6,755	889,314	896,069	0
Home equity	1,214	692	1,186	3,092	705,307	708,399	0
Installment	162	37	45	244	119,210	119,454	0
Credit card	223	134	137	494	51,723	52,217	137
Total	$6,519	$5,380	$13,303	$25,202	$9,263,097	$9,288,299	$137

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

First Financial had 142 TDRs totaling $24.2 million at March 31, 2022, including $8.1 million on accrual status and $16.2 million classified as nonaccrual. First Financial had insignificant commitments outstanding to lend additional funds to borrowers whose loan terms have been modified through TDRs, and the ACL included reserves of $3.7 million related to TDRs at March 31, 2022. Additionally, as of March 31, 2022, $4.8 million of accruing TDRs have been performing in accordance with the restructured terms for more than one year.

First Financial had 150 TDRs totaling $27.6 million at December 31, 2021, including $11.6 million of loans on accrual status and $16.0 million classified as nonaccrual. First Financial had $0.2 million commitments outstanding to lend additional funds to borrowers whose loan terms had been modified through TDRs. At December 31, 2021, the ACL included reserves of $6.3 million related to TDRs, and $5.0 million of the accruing TDRs had been performing in accordance with the restructured terms for more than one year.

The following tables provide information on loan modifications classified as TDRs during the three months ended March 31, 2022 and 2021:

	Three months ended
	March 31, 2022			March 31, 2021
(Dollars in thousands)	Number of loans	Pre-modification loan balance	Period end balance	Number of loans	Pre-modification loan balance	Period end balance
Commercial & industrial	3	$4,465	$3,241	4	$3,206	$3,070
Construction real estate	0	0	0	0	0	0
Commercial real estate	1	387	80	7	10,015	9,046
Residential real estate	3	340	326	10	1,023	1,000
Home equity	1	32	32	1	14	14
Installment	0	0	0	0	0	0
Total	8	$5,224	$3,679	22	$14,258	$13,130

For TDRs identified during the three months ended March 31, 2022, there were $2.5 million of charge-offs for the portion of TDRs determined to be uncollectible. For TDRs identified during the three months ended March 31, 2021, there were insignificant charge-offs for the portion of TDRs determined to be uncollectible.

The following table provides information on how TDRs were modified during the three months ended March 31, 2022 and 2021:

	Three months ended
	March 31,
(Dollars in thousands)	2022	2021
Extended maturities	$0	$0
Adjusted interest rates	0	0
Combination of rate and maturity changes	0	0
Forbearance	3,647	6,163
Bankruptcies	0	6,559
Other (1)	32	408
Total	$3,679	$13,130
(1) Includes covenant modifications and other concessions, or combination of concessions, that do not consist of interest rate adjustments, forbearance, bankruptcy and maturity extensions

First Financial considers repayment performance as an indication of the effectiveness of the Company's loan modifications. Borrowers that are 90 days or more past due on any principal or interest payments, or who prematurely terminate a restructured loan agreement without paying off the contractual principal balance, are considered to be in default of the terms of the TDR agreement.

For each of the three month periods ended March 31, 2022 and March 31, 2021, there were no TDR relationships for which there was a payment default during the period that occurred within twelve months of the loan modifications.

As stated in the CARES Act and subsequently modified by the Consolidated Appropriations Act, loan modifications in response to COVID-19 executed on loans that were not more than 30 days past due as of December 31, 2019 and executed between March 1, 2020 and January 1, 2022 are not required to be reported as TDR.

As of March 31, 2022 and December 31, 2021, the Company's loan portfolio included $16.7 million and $16.5 million, respectively, of active loan modifications made under the guidance of the CARES Act that were not classified as TDR. These modifications were comprised of two commercial loans making interest only payments for both periods.

Nonperforming loans. Loans classified as nonaccrual and loans modified as TDRs are considered nonperforming. The following table provides information on nonperforming loans:

	March 31, 2022			December 31, 2021
(Dollars in thousands)	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual
Nonaccrual loans (1)
Commercial & industrial	$8,621	$5,769	$14,390	$11,077	$6,285	$17,362
Lease financing	0	249	249	0	203	203
Construction real estate	0	0	0	0	0	0
Commercial real estate	6,362	13,481	19,843	17,716	1,796	19,512
Residential real estate	0	7,432	7,432	0	8,305	8,305
Home equity	0	3,377	3,377	0	2,922	2,922
Installment	0	163	163	0	88	88
Total nonaccrual loans	$14,983	$30,471	$45,454	$28,793	$19,599	$48,392
(1) Nonaccrual loans include nonaccrual TDRs of $16.2 million and $16.0 million as of March 31, 2022 and December 31, 2021, respectively.

	Three months ended
	March 31,
(Dollars in thousands)	2022	2021
Interest income effect on nonperforming loans
Gross amount of interest that would have been recorded under original terms	$773	$1,487
Interest included in income
Nonaccrual loans	290	483
Troubled debt restructurings	51	86
Total interest included in income	341	569
Net impact on interest income	$432	$918

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

	March 31, 2022
	Type of Collateral
(Dollar in thousands)	Business assets	Commercial real estate	Equipment	Land	Residential real estate	Other	Total
Class of loan
Commercial & industrial	$11,399	$0	$1,560	$0	$0	$1,431	$14,390
Lease financing	0	0	249	0	0	0	249
Commercial real estate-investor	0	6,362	0	41	106	0	6,509
Commercial real estate-owner	0	7,523	5,703	37	71	0	13,334
Residential real estate	0	0	0	0	7,432	0	7,432
Home equity	0	0	0	0	3,377	0	3,377
Installment	0	0	0	0	0	163	163
Total	$11,399	$13,885	$7,512	$78	$10,986	$1,594	$45,454

	December 31, 2021
	Type of Collateral
(Dollar in thousands)	Business assets	Commercial real estate	Equipment	Land	Residential real estate	Other	Total
Class of loan
Commercial & industrial	$13,171	$15	$833	$0	$0	$3,343	$17,362
Leasing	0	0	203	0	0	0	203
Commercial real estate-investor	0	6,362	0	0	422	0	6,784
Commercial real estate-owner	0	6,673	5,937	38	80	0	12,728
Residential real estate	0	0	0	0	8,305	0	8,305
Home equity	0	0	0	0	2,922	0	2,922
Installment	0	0	0	0	0	88	88
Total	$13,171	$13,050	$6,973	$38	$11,729	$3,431	$48,392

Lease financing - Lessor. First Financial originates both sales-type and direct financing leases, and the Company manages and reviews lease residuals in accordance with its credit policies. Sales-type lease contracts contain the ability to purchase the underlying equipment at lease maturity and profit or loss is recognized at lease commencement.  Direct financing leases are generally three to five years in length and may be extended at maturity, however, early cancellation may result in a fee to the borrower.  For direct financing leases, the net unearned income is deferred and amortized over the life of the lease.

Effective December 31, 2021, First Financial acquired Summit Funding Group, Inc., which is a full-service equipment leasing company. In conjunction with this acquisition, First Financial acquired $41.8 million of financing leases, which were included in Loans and leases on the Consolidated Balance Sheets. For further detail on the acquisition, see Note 18 - Business Combinations.

The components of the Company's net investments in direct financing and sales-type leases, which are included in Lease financing on the Consolidated Balance Sheets are as follows:

(Dollar in thousands)	March 31, 2022	December 31, 2021
Direct finance leases
Lease receivables	$46,856	$17,164
Unguaranteed residual values	8,007	4,431
Sales-type leases
Lease receivables	17,653	17,925
Unguaranteed residual values	0	0
Total net investment in direct financing and sales-type leases	$72,516	$39,520

There were no significant changes in the balance of the Company's unguaranteed residual assets for the three months ended March 31, 2022 or March 31, 2021. Interest income for direct financing and sales-type leases was $0.5 million and $0.4 million for the three months ended March 31, 2022 and March 31, 2021, respectively.

The remaining maturities of lease receivables were as follows:

(Dollars in thousands)	Direct financing and Sales-type
Remainder of 2022	$5,781
2023	7,481
2024	17,136
2025	10,190
2026	14,500
Thereafter	21,478
Total lease payments	76,566
Less: unearned interest income and guaranteed residual value	(8,762)
Net lease receivables	$67,804

OREO. OREO consists of properties acquired by the Company primarily through the loan foreclosure or repossession process, that results in partial or total satisfaction of problem loans.

Changes in OREO were as follows:

	Three months ended
	March 31,
(Dollars in thousands)	2022	2021
Balance at beginning of period	$98	$1,287
Additions
Commercial & industrial	0	0
Residential real estate	72	0
Total additions	72	0
Disposals
Commercial & industrial	(98)	(246)
Residential real estate	0	(187)
Total disposals	(98)	(433)
Valuation adjustment
Commercial & industrial	0	0
Residential real estate	0	0
Total valuation adjustment	0	0
Balance at end of period	$72	$854

NOTE 5:  ALLOWANCE FOR CREDIT LOSSES

Allowance for credit losses - loans and leases. The allowance for credit losses is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. The ACL is increased by provision expense and decreased by charge-offs, net of recoveries of amounts previously charged-off. First Financial's policy is to charge-off all or a portion of a loan when, in management's opinion, it is unlikely to collect the principal amount owed in full either through payments from the borrower or a guarantor or from the liquidation of collateral. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Accrued interest receivable on loans and leases, which totaled $28.2 million and $29.5 million as of March 31, 2022 and December 31, 2021, respectively, is excluded from the estimate of credit losses.

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

First Financial's ACL is influenced by loan volumes, risk rating migration or delinquency status, and other conditions impacting loss expectations, such as reasonable and supportable forecasts of economic conditions.  For the three months ended March 31, 2022, the ACL declined due to improvements in economic forecasts and the Company's improved credit outlook.

Changes in the allowance by loan category were as follows:

	Three months ended March 31, 2022
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction real estate	Commercial real estate	Residential real estate	Home equity	Installment	Credit card	Total
Allowance for credit losses:
Beginning balance	$44,052	$1,633	$11,874	$53,420	$6,225	$9,643	$1,097	$4,048	$131,992
Provision for credit losses	(3,803)	558	(464)	(2,130)	(141)	(211)	134	468	(5,589)
Loans charged off	(2,845)	(131)	0	0	(22)	(21)	(177)	(246)	(3,442)
Recoveries	379	33	0	222	90	265	21	159	1,169
Total net charge-offs	(2,466)	(98)	0	222	68	244	(156)	(87)	(2,273)
Ending allowance for credit losses	$37,783	$2,093	$11,410	$51,512	$6,152	$9,676	$1,075	$4,429	$124,130

	Three months ended March 31, 2021
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction real estate	Commercial real estate	Residential real estate	Home equity	Installment	Credit card	Total
Allowance for credit losses:
Beginning balance, prior to adoption of ASC 326	$51,454	$995	$21,736	$76,795	$8,560	$11,869	$1,215	$3,055	$175,679
Provision for credit losses	1,258	20	1,000	2,929	(855)	(675)	22	(249)	3,450
Loans charged off	(7,910)	0	(2)	(1,250)	(1)	(611)	(36)	(222)	(10,032)
Recoveries	337	0	0	195	44	177	34	39	826
Total net charge-offs	(7,573)	0	(2)	(1,055)	43	(434)	(2)	(183)	(9,206)
Ending allowance for credit losses	$45,139	$1,015	$22,734	$78,669	$7,748	$10,760	$1,235	$2,623	$169,923

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

The ACL on unfunded commitments was $13.2 million as of March 31, 2022 and $13.4 million as of December 31, 2021. Additionally, First Financial recorded a provision recapture related to the allowance on unfunded commitments of $0.2 million for the three months ended March 31, 2022 and a provision for credit losses on unfunded commitments of $0.5 million for the three months ended March 31, 2021.

NOTE 6:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill. Assets and liabilities acquired in a business combination are recorded at their estimated fair values as of the acquisition date. The excess of the purchase price of the acquisition over the fair value of net assets acquired is recorded as goodwill.

Changes in the carrying amount of goodwill for the three months ended March 31, 2022 and March 31, 2021 were as follows:

	Three months ended
	March 31,
(Dollars in thousands)	2022	2021
Balance at beginning of period	$1,000,749	$937,771
Goodwill resulting from business combinations	(790)	0
Balance at end of period	$999,959	$937,771

In December 2021, First Financial recorded $63.0 million of goodwill resulting from the acquisition of Summit Funding Group, Inc. In the first quarter of 2022, First Financial recorded an adjustment of $0.8 million to goodwill from the Summit merger. The fair value measurements of Summit's assets and liabilities are subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values become available, and the measurement period ends in December 2022. For further detail on various mergers or acquisitions, see Note 18 - Business Combinations.

Goodwill is evaluated for impairment on an annual basis as of October 1 of each year, or whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value. First Financial performed its most recent annual impairment test as of October 1, 2021 and no impairment was indicated. As of March 31, 2022, no events or changes in circumstances indicated that the fair value of the reporting unit was below its carrying value.

Other intangible assets. Other intangible assets consist primarily of core deposit, customer list and other miscellaneous intangibles, such as purchase commissions, non-compete agreements and trade name intangibles.

Core deposit intangibles represent the estimated fair value of acquired customer deposit relationships on the date of acquisition and are amortized on an accelerated basis over their estimated useful lives. First Financial's core deposit intangibles have an estimated weighted average remaining life of 6.0 years.

First Financial recorded a customer list intangible asset in conjunction with the Summit acquisition to account for the obligation or advantage on the part of either the Company or the customer to continue the pre-existing relationship subsequent to the merger. The customer list intangible asset is being amortized on a straight-line basis over its estimated useful life of 12 years and was $29.5 million and $30.1 million at March 31, 2022 and December 31, 2021, respectively. Additionally, First Financial recorded a customer list intangible asset in conjunction with the Bannockburn acquisition which is being amortized on a straight-line basis over its estimated useful life of 11 years. The Bannockburn customer list net intangible asset was $30.2 million and $31.1 million at March 31, 2022 and December 31, 2021, respectively.

Amortization expense recognized on intangible assets for the three months ended March 31, 2022 and March 31, 2021 was $2.9 million and $2.5 million, respectively.

The gross carrying amount and accumulated amortization of other intangible assets at March 31, 2022 and December 31, 2021 were as follows:

(Dollars in thousands)	March 31, 2022		December 31, 2021
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Amortized intangible assets
Core deposit intangibles	$45,256	$(27,710)	$45,256	$(26,911)
Customer list	69,563	(9,886)	69,563	(8,362)
Other	14,589	(5,921)	14,589	(5,237)
Total	$129,408	$(43,517)	$129,408	$(40,510)

NOTE 7:  LEASES - LESSEE

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. On January 1, 2019, the Company adopted Topic 842 and all subsequent modifications. For First Financial, this adoption primarily affected the accounting treatment for operating lease agreements in which the Company is the lessee. Substantially all of the Company's leases under which it is the lessee are classified as operating leases, and therefore, were previously not recognized on the Company’s Consolidated Balance Sheets. The majority of these leases are for real estate property for branches, ATM locations or office space.

With the adoption of Topic 842, operating lease agreements were required to be recognized on the Consolidated Balance Sheets as an ROU asset and a corresponding lease liability. The Company's right to use an asset over the life of a lease is recorded as a "right of use" asset in Accrued interest and other assets on the Consolidated Balance Sheets and was $55.8 million and $57.2 million at March 31, 2022 and December 31, 2021, respectively. Certain adjustments to the ROU asset may be required for items such as initial direct costs paid or incentives received. First Financial recorded a $66.2 million and $67.6 million lease liability in Accrued interest and other liabilities on the Consolidated Balance Sheet at March 31, 2022 and December 31, 2021, respectively.

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

The components of lease expense were as follows:

	Three months ended
	March 31,
(Dollars in thousands)	2022	2021
Operating lease cost	$1,899	$1,851
Short-term lease cost	3	29
Variable lease cost	739	679
Total operating lease cost	$2,641	$2,559

Future minimum commitments due under these lease agreements as of March 31, 2022 are as follows:

(Dollars in thousands)	Operating leases
2022 (remaining nine months)	$5,887
2023	7,736
2024	7,313
2025	6,668
2026	6,262
Thereafter	50,151
Total lease payments	84,017
Less imputed interest	17,852
Total	$66,165

The weighted average remaining lease term and discount rate for the Company's operating leases were as follows:

	March 31, 2022	December 31, 2021
Operating leases
Weighted-average remaining lease term	13.5 years	13.9 years
Weighted-average discount rate	3.22%	3.25%

Supplemental cash information at March 31, 2022 and 2021 related to leases was as follows:

	Three months ended
	March 31,
(Dollars in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,942	$1,790
ROU assets obtained in exchange for lease obligations
Operating leases	2,001	5,761

NOTE 8: OPERATING LEASES - LESSOR

First Financial provides financing for various types of equipment through a variety of leasing arrangements. Operating leases are carried at cost less accumulated depreciation in the Consolidated Balance Sheets. Operating leases were $87.4 million and $73.9 million at March 31, 2022 and December 31, 2021, respectively, net of accumulated depreciation of $28.0 million and $25.5 million at March 31, 2022 and December 31, 2021, respectively. The Company recorded lease income of $4.7 million relating to lease payments for operating leases in leasing business revenue in the Consolidated Statement of Income for the three months ended March 31, 2022. Depreciation expense related to operating lease equipment was $3.9 million for the three months ended March 31, 2022.

First Financial performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. First Financial recognized no impairment losses associated with operating lease assets for the three months ended March 31, 2022. Recognized impairment losses, if any, would be recorded in Leasing business income in the Consolidated Statements of Income.

The future lease payments receivable from operating leases as of March 31, 2022 are as follows:

(Dollars in thousands)	Undiscounted cash flows
2022 (remaining nine months)	$13,371
2023	14,659
2024	8,424
2025	2,868
2026	1,288
Thereafter	103
Total operating lease payments	$40,713

NOTE 9:  BORROWINGS

Short-term borrowings on the Consolidated Balance Sheets include repurchase agreements utilized for corporate sweep accounts with cash management account agreements in place, federal funds purchased, overnight advances from the FHLB and a short-term line of credit. All repurchase agreements are subject to terms and conditions agreed to by the Bank and the client. To secure its liability to the client, the Bank is authorized to sell or repurchase U.S. Treasury, government agency and mortgage-backed securities. As of March 31, 2022, the Bank had no securities sold under agreements to repurchase. At December 31, 2021, the Bank had $51.3 million of securities sold under agreements to repurchase.

First Financial had no federal funds purchased at either March 31, 2022 and December 31, 2021. The Company had $185.0 million in short-term borrowings with the FHLB at March 31, 2022 and $225.0 million at December 31, 2021. These short-term borrowings are used to manage normal liquidity needs and support the Company's asset and liability management strategies.

The following is a summary of First Financial's short-term borrowings:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Federal funds purchased and securities sold under agreements to repurchase	$0	$51,203
FHLB short-term borrowings	185,000	225,000
Other short-term borrowings	0	20,000
Total short-term borrowings	$185,000	$296,203

First Financial also has a $40.0 million short-term credit facility with an unaffiliated bank that matures in December, 2022, which is included in short-term borrowings. This facility has a variable interest rate and provides First Financial additional liquidity, if needed, for various corporate activities including the repurchase of First Financial common stock and the payment of dividends to shareholders. As of March 31, 2022, First Financial had no outstanding balance and at December 31, 2021, First Financial had an outstanding balance of $20.0 million. The credit agreement requires First Financial to comply with certain covenants including those related to asset quality and capital levels, and First Financial was in compliance with all covenants associated with this facility as of both March 31, 2022 and December 31, 2021. This credit facility also required First Financial to pledge as collateral the Bank's common stock where the lender is granted a security interest in this collateral.

First Financial had $379.8 million and $409.8 million of long-term debt as of March 31, 2022 and December 31, 2021 respectively, which included subordinated notes, capital lease liabilities and an interest free loan with a municipality.

The following is a summary of First Financial's long-term debt:

	March 31, 2022		December 31, 2021
(Dollars in thousands)	Amount	Average rate	Amount	Average rate
Subordinated notes	$313,363	4.96%	$313,248	4.86%
Unamortized debt issuance costs	(2,288)	N/A	(2,384)	N/A
Capital lease liabilities	1,761	3.81%	1,781	3.81%
Capital loan with municipality	775	0.00%	775	0.00%
Subtotal	313,611	4.98%	313,420	4.88%

Acquired in Summit acquisition
Bank lines of credit	0	0.00%	23,030	2.77%
Notes issued in conjunction with acquisition of property and equipment	66,229	4.50%	73,382	4.09%
Total notes payable acquired in Summit acquisition	66,229	4.50%	96,412	3.77%
Total long-term debt	$379,840	4.90%	$409,832	4.62%

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

In 2015, First Financial issued $120.0 million of subordinated notes, which have a fixed interest rate of 5.13% payable semiannually and mature in August 2025. These notes are not redeemable by the Company, or callable by the holders of the notes prior to maturity. In addition, First Financial acquired $49.5 million of variable rate subordinated notes in the MSFG merger that were issued to previously formed trusts in exchange for the trust proceeds. These notes were recorded at fair value at the date of the MSFG merger and the Consolidated Balance Sheet includes $43.4 million and $43.2 million for these notes at March 31, 2022 and December 31, 2021, respectively. Interest on the acquired subordinated notes is payable quarterly, in arrears, and the Company has the option to defer interest payments for a period not to exceed 20 consecutive quarters. These acquired subordinated notes mature 30 years after the date of original issuance and may be called at par following the 5 year anniversary of issuance. The subordinated notes are treated as Tier 2 capital for regulatory capital purposes and are included in Long-term debt on the Consolidated Balance Sheets.

Additionally, in conjunction with the acquisition of Summit, First Financial assumed $96.4 million in outstanding long-term borrowings at December 31, 2021. These outstanding long-term borrowings consisted of $23.0 million of lines of credit with other banks utilized to operate the business and carried an average interest rate of 2.77%. These lines of credit were paid off in January 2022. Additionally, acquired long term borrowings included $66.2 million and $73.4 million of term notes, both with and without recourse, with an average interest rate of 4.50% and 4.09% at March 31, 2022 and December 31, 2021, respectively. These term notes were used to finance Summit's equity investment in the purchase of equipment to be leased to customers.

NOTE 10:  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss).  The related tax effects allocated to other comprehensive income and reclassifications out of accumulated other comprehensive income (loss) are as follows:

	Three months ended March 31, 2022
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Unrealized gain (loss) on debt securities	$(182,479)	$(3)	$(182,476)	$40,075	$(142,401)	$21,038	$(142,401)	$(121,363)
Retirement obligation	0	(325)	325	21	346	(20,846)	346	(20,500)
Foreign currency translation	11	0	11	0	11	(625)	11	(614)
Total	$(182,468)	$(328)	$(182,140)	$40,096	$(142,044)	$(433)	$(142,044)	$(142,477)

	Three months ended March 31, 2021
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Unrealized gain (loss) on debt securities	$(39,658)	$(166)	$(39,492)	$8,524	$(30,968)	$73,576	$(30,968)	$42,608
Retirement obligation	0	(525)	525	(120)	405	(24,912)	405	(24,507)
Total	$(39,658)	$(691)	$(38,967)	$8,404	$(30,563)	$48,664	$(30,563)	$18,101

The following table presents the activity reclassified from accumulated other comprehensive income into income during the three month periods ended March 31, 2022 and 2021, respectively:

	Amount reclassified from accumulated other comprehensive income (loss)
	Three months ended
	March 31,
(Dollars in thousands)	2022	2021	Affected Line Item in the Consolidated Statements of Income
Realized gain (loss) on securities available-for-sale	$(3)	$(166)	Net gains (losses) on sales of investments securities
Defined benefit pension plan
Amortization of prior service cost (1)	75	100	Other noninterest expense
Recognized net actuarial loss (1)	(400)	(625)	Other noninterest expense
Defined benefit pension plan total	(325)	(525)
Total reclassifications for the period, before tax	$(328)	$(691)
(1) Included in the computation of net periodic pension cost (see Note 14 - Employee Benefit Plans for additional details).

NOTE 11:  DERIVATIVES

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

At March 31, 2022, for the interest rate derivatives, the Company had a total counterparty notional amount outstanding of $2.3 billion, spread among six counterparties, with an estimated fair value of $40.2 million. At December 31, 2021, the Company had interest rate derivatives with a total counterparty notional amount outstanding of $2.4 billion, spread among six counterparties, with an estimated fair value of $74.2 million.

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

Foreign exchange contracts. First Financial may enter into foreign exchange derivative contracts for the benefit of commercial customers to hedge their exposure to foreign currency fluctuations. Similar to the hedging of interest rate risk from interest rate derivative contracts, First Financial also enters into foreign exchange contracts with major financial institutions to economically hedge a substantial portion of the exposure from client driven foreign exchange activity. These derivatives are classified as free-standing instruments with the revaluation gain or loss recorded in Foreign exchange income in the Consolidated Statements of Income. The Company has risk limits and internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits performed by independent risk management. At March 31, 2022, the Company had total counterparty notional amount outstanding of $6.4 billion spread among four counterparties, with an estimated fair value of $25.2 million. At December 31, 2021, the Company had total counterparty notional amounts outstanding of $6.4 billion spread among four counterparties, with an estimated fair value of $15.2 million.

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

The following table details the classification and amounts of client derivatives and foreign exchange contracts recognized in the Consolidated Balance Sheets:

		March 31, 2022			December 31, 2021
			Estimated fair value			Estimated fair value
(Dollars in thousands)	Balance sheet classification	Notional amount	Gain	Loss	Notional amount	Gain	Loss
Client derivatives - instruments associated with loans
Matched interest rate swaps with borrower	Accrued interest and other assets	$2,348,703	$18,399	$(55,970)	$2,430,587	$84,694	$(7,508)
Matched interest rate swaps with counterparty	Accrued interest and other liabilities	2,348,703	55,970	(18,399)	2,430,587	7,508	(84,701)
Foreign exchange contracts
Matched foreign exchange contracts with customers	Accrued interest and other assets	6,406,294	85,265	(60,111)	6,423,085	67,988	(52,780)
Match foreign exchange contracts with counterparty	Accrued interest and other liabilities	6,376,299	60,111	(85,265)	6,399,432	52,780	(67,988)
Total		$17,479,999	$219,745	$(219,745)	$17,683,691	$212,970	$(212,977)

The following table discloses the gross and net amounts of client derivatives and foreign exchange contracts recognized in the Consolidated Balance Sheets:

	March 31, 2022			December 31, 2021
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Consolidated Balance Sheets	Net amounts of (assets)/liabilities presented in the Consolidated Balance Sheets	Gross amounts of recognized liabilities	Gross amounts offset in the Consolidated Balance Sheets	Net amounts of (assets)/liabilities presented in the Consolidated Balance Sheets
Client derivatives (1)
Matched interest rate swaps with counterparty	$74,369	$(127,096)	$(52,727)	$92,209	$(149,647)	$(57,438)
Foreign exchange contracts with counterparty	145,376	(71,386)	73,990	120,768	(56,443)	64,325
Total	$219,745	$(198,482)	$21,263	$212,977	$(206,090)	$6,887
(1) Includes accrued interest receivable and collateral.

The following table details the derivative financial instruments, the average remaining maturities and the weighted-average interest rates being paid and received by First Financial at March 31, 2022:

(Dollars in thousands)	Notional amount	Average maturity (years)	Fair value
Client derivatives-interest rate contracts
Receive fixed, matched interest rate swaps with borrower	$2,348,703	5.6	$(37,571)
Pay fixed, matched interest rate swaps with counterparty	2,348,703	5.6	37,571
Client derivatives-foreign exchange contracts
Foreign exchange contracts-pay USD	$6,406,294	0.6	25,154
Foreign exchange contracts-receive USD	$6,376,299	0.6	(25,154)
Total client derivatives	$17,479,999	1.9	$0

Credit derivatives. In conjunction with participating interests in commercial loans, First Financial periodically enters into risk participation agreements with counterparties whereby First Financial assumes a portion of the credit exposure associated with an interest rate swap on the participated loan in exchange for a fee. Under these agreements, First Financial will make payments to the counterparty if the loan customer defaults on its obligation to perform under the interest rate swap contract with the counterparty. The total notional value of these agreements totaled $370.0 million as of March 31, 2022 and $362.8 million as of December 31, 2021. The fair value of these agreements is recorded in Accrued interest and other liabilities on the Consolidated Balance Sheets and was insignificant at March 31, 2022 and $0.1 million at December 31, 2021.

Mortgage derivatives. First Financial enters into IRLCs and forward commitments for the future delivery of mortgage loans to third party investors, which are considered derivatives. When borrowers secure IRLCs with First Financial and the loans are intended to be sold, First Financial will enter into forward commitments for the future delivery of the loans to third party investors in order to hedge against the effect of changes in interest rates impacting IRLCs and loans held for sale. At March 31, 2022, the notional amount of the IRLCs was $53.1 million and the notional amount of forward commitments was $62.5 million. As of December 31, 2021, the notional amount of IRLCs was $45.0 million and the notional amount of forward commitments was $62.5 million. The fair value on these agreements was $0.9 million and $3.3 million at March 31, 2022 and December 31, 2021, respectively, and was recorded in accrued interest and other assets on the Consolidated Balance Sheets.

NOTE 12:  COMMITMENTS AND CONTINGENCIES

First Financial offers a variety of financial instruments including loan commitments and letters of credit to assist clients in meeting their requirement for liquidity and credit enhancement. GAAP does not require these financial instruments to be recorded in the Consolidated Financial Statements.

First Financial utilizes the same credit policies in issuing commitments and conditional obligations as it does for credit instruments recorded on the Consolidated Balance Sheets. First Financial’s exposure to credit loss in the event of non-performance by the counterparty was represented by the contractual amounts of those instruments. First Financial adopted ASC 326 and therefore estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life consistent with the Company's ACL methodology for loans and leases. Adjustments to the reserve for unfunded commitments are recorded in Provision for credit losses - unfunded commitments in the Consolidated Statements of Income. First Financial had $13.2 million and $13.4 million of reserves for unfunded commitments recorded in Accrued interest and other liabilities on the Consolidated Balance Sheets at March 31, 2022 and December 31, 2021, respectively.

Loan commitments. Loan commitments are agreements to extend credit to a client, absent any violation of conditions established in the commitment agreement.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments will expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if deemed necessary by First Financial upon extension of credit, is based on management’s credit evaluation of the client.  The collateral held varies, but may include securities, real estate, inventory, plant or equipment.  First Financial had commitments outstanding to extend credit totaling $4.1 billion at March 31, 2022 and $4.0 billion at December 31, 2021. As of March 31, 2022, loan commitments with a fixed interest rate totaled $136.1 million while commitments with variable interest rates totaled $4.0 billion. At December 31, 2021, loan commitments with a fixed interest rate totaled $129.2 million while commitments with variable interest rates totaled $3.8 billion. First Financial's fixed rate loan commitments have interest rates ranging from 0.00% to 21.00% for both March 31, 2022 and December 31, 2021 and have maturities ranging from less than one year to 30.2 years for March 31, 2022 and less than one year to 30.9 years for December 31, 2021.

The following table presents by type First Financial's active loan balances and related obligations to extend credit:

	March 31, 2022		December 31, 2021
(dollars in thousands)	Unfunded commitment	Loan balance	Unfunded commitment	Loan balance
Commercial & industrial	$1,586,554	$2,800,209	$1,545,995	$2,720,028
Lease financing	16,420	125,867	18,037	109,624
Construction real estate	527,550	479,744	484,038	455,894
Commercial real estate-investor	98,455	3,061,665	65,660	3,154,755
Commercial real estate-owner	29,300	969,819	29,824	1,071,859
Residential real estate	51,915	913,838	50,043	896,069
Home equity	834,319	707,973	822,343	708,399
Installment	13,998	132,197	15,985	119,454
Credit card	222,072	50,305	217,006	52,217
Total	$3,380,583	$9,241,617	$3,248,931	$9,288,299

Letters of credit. Letters of credit are conditional commitments issued by First Financial to guarantee the performance of a client to a third party.  First Financial’s letters of credit consist of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services.  The risk to First Financial arises from its obligation to make payment in the event of the client's contractual default to produce the contracted good or service to a third party.  First Financial issued letters of credit aggregating $40.4 million and $41.1 million at March 31, 2022 and December 31, 2021, respectively. Management conducts regular reviews of these instruments on an individual client basis.

Risk participation agreements. First Financial is a party in risk participation transactions of interest rate swaps, which had total notional amount of $370.0 million and $362.8 million at March 31, 2022 and December 31, 2021, respectively.

Affordable housing projects and other tax credit investments. First Financial is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved qualified affordable housing, renewable energy, or other renovation or community revitalization projects. These investments are included in Accrued interest and other assets in the Consolidated Balance Sheets, with any unfunded commitments included in Accrued interest and other liabilities in the Consolidated Balance Sheets. As of March 31, 2022, First Financial expects to recover its remaining investments through the use of the tax credits that are generated by the investments.

The following table summarizes First Financial's investments in affordable housing projects and other tax credit investments.

(Dollars in thousands)		March 31, 2022		December 31, 2021
Investment	Accounting Method	Investment	Unfunded commitment	Investment	Unfunded commitment
LIHTC	Proportional amortization	$112,653	$58,641	$108,974	$57,341
HTC	Equity	2,581	56	2,581	56
NMTC	Equity	3,660	0	3,895	0
Renewable energy	Equity	18,575	12,601	18,585	15,114
Total		$137,469	$71,298	$134,035	$72,511

The following tables summarize First Financial's amortization expense and tax benefit recognized in affordable housing projects and other tax credit investments.

	Three months ended
	March 31, 2022		March 31, 2021
(Dollars in thousands)	Amortization expense (1)	Tax expense (benefit) recognized (2)	Amortization expense (1)	Tax expense (benefit) recognized (2)
LIHTC	$3,048	$(2,959)	$2,036	$(2,183)
HTC	0	(80)	155	(80)
NMTC	104	(53)	53	(53)
Renewable energy	0	0	0	0
Total	$3,152	$(3,092)	$2,244	$(2,316)

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

Like many banks, First Financial has been the subject of lawsuits relating to overdraft fees. This type of litigation is time consuming and expensive in large part due to the amount of data to be sorted and disclosed, in some cases going back multiple years. During the second and fourth quarters of 2021, First Financial determined that it was in its best interest to settle lawsuits in the states of Indiana and Ohio and have signed settlement agreements that are being presented to the court for approval. As such, First Financial recorded legal settlement expenses of $7.1 million which were recorded in Other noninterest expenses in the Consolidated Statements of Income during 2021. No legal settlement expenses were accrued or paid in either of the three months ended March 31, 2022 or 2021.

Additionally, as part of the ordinary course of business, First Financial and its subsidiaries are parties to other litigation, including claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral, foreclosure interests that are incidental to our regular business activities and other matters. While the ultimate liability with respect to these litigation matters and claims cannot be determined at this time, First Financial believes that damages, if any, and other amounts relating to pending matters are not probable or cannot be reasonably estimated as of March 31, 2022. Reserves are established for these various matters of litigation when appropriate under FASB ASC Topic 450, Contingencies, based in part upon the advice of legal counsel. First Financial had no reserves related to litigation matters as of March 31, 2022 or December 31, 2021.

NOTE 13:  INCOME TAXES

For the first three months of 2022, income tax expense was $9.3 million, resulting in an effective tax rate of 18.5% compared with income tax expense of $10.4 million and an effective tax rate of 18.0% for the comparable period in 2021. The increase in the effective tax rate is primarily due to increases in executive compensation and nondeductible acquisition costs in the first three months of 2022 compared to the first three months of 2021.

At both March 31, 2022 and December 31, 2021, First Financial had $1.9 million of unrecognized tax benefits, as determined under FASB ASC Topic 740-10, Income Taxes, that if recognized would favorably impact the effective income tax rate in future periods. The unrecognized tax benefits relate to state income tax exposures where the Company believes it is likely that, upon examination, a state may take a position contrary to the position taken by First Financial. The Company believes that resolution regarding its uncertain tax positions is reasonably possible within the next twelve months and could result in full, partial or no recognition of the benefit. First Financial recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. At March 31, 2022 and December 31, 2021, the Company had no interest or penalties recorded.

First Financial and its subsidiaries are subject to U.S. federal income tax as well as state and local income tax in several jurisdictions.  Tax years prior to 2018 have been closed and are no longer subject to U.S. federal income tax examinations. Tax years 2018 through 2021 remain open to examination by the federal taxing authority. With limited exception, First Financial is no longer subject to state and local income tax examinations for years prior to 2017.

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

First Financial made no cash contributions to fund the pension plan during the three months ended March 31, 2022 or the year ended December 31, 2021, and does not expect to make cash contributions to the plan through the remainder of 2022.

As a result of the plan’s actuarial projections, First Financial recorded expense as set forth in the following table. The amounts are recognized in First Financial’s Consolidated Statements of Income related to the Company's pension plan.

	Three months ended
	March 31,
(Dollars in thousands)	2022	2021
Service cost	$2,425	$2,350
Interest cost	625	525
Expected return on assets	(2,750)	(2,550)
Amortization of prior service cost	(75)	(100)
Net actuarial loss	400	625
Net periodic benefit cost (income)	$625	$850

NOTE 15:  REVENUE RECOGNITION

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

Bankcard income. The Company earns interchange fees from cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized concurrent with the transaction processing services provided to the cardholder. Interchange income is presented on the Consolidated Statements of Income net of expenses. Gross interchange income for the first quarter of 2022 was $6.9 million, which was partially offset by $3.6 million of expenses within Noninterest income. Similarly, gross interchange income for the first quarter of 2021 was $5.7 million, which was partially offset by $3.0 million of expenses.

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

NOTE 16:  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended
	March 31,
(Dollars in thousands, except per share data)	2022	2021
Numerator
Net income available to common shareholders	$41,301	$47,315

Denominator
Weighted average shares outstanding for basic earnings per common share	93,383,932	96,873,940
Effect of dilutive securities
Employee stock awards	879,993	853,587
Adjusted weighted average shares for diluted earnings per common share	94,263,925	97,727,527

Earnings per share available to common shareholders
Basic	$0.44	$0.49
Diluted	$0.44	$0.48

Stock options and warrants with exercise prices greater than the average market price of the common shares were not included in the computation of net income per diluted share, as they would have been antidilutive.  Using the end of period price of the Company's common shares, there were no antidilutive options at March 31, 2022 and March 31, 2021.

NOTE 17:  FAIR VALUE DISCLOSURES

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

The estimated fair values of First Financial’s financial instruments not measured at fair value on a recurring or nonrecurring basis in the consolidated financial statements were as follows:

	Carrying	Estimated fair value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
March 31, 2022
Financial assets
Cash and short-term investments	$457,575	$457,575	$457,575	$0	$0
Investment securities held-to-maturity	92,597	90,001	0	90,001	0
Other investments	114,563	114,563	1,133	103,815	9,615
Loans and leases	9,117,487	9,074,978	0	0	9,074,978
Accrued interest receivable	42,623	42,623	0	14,410	28,213

Financial liabilities
Deposits	12,818,908	12,807,327	0	12,807,327	0
Short-term borrowings	185,000	185,000	185,000	0	0
Long-term debt	379,840	381,097	0	381,097	0
Accrued interest payable	4,662	4,662	25	4,637	0

	Carrying	Estimated fair value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
December 31, 2021
Financial assets
Cash and short-term investments	$434,842	$434,842	$434,842	$0	$0
Investment securities held-to-maturity	98,420	99,898	0	99,898	0
Other investments	102,971	102,971	1,331	92,025	9,615
Loans and leases	9,156,307	9,172,111	0	0	9,172,111
Accrued interest receivable	44,627	44,627	0	15,170	29,457

Financial liabilities
Deposits	12,871,954	12,869,567	0	12,869,567	0
Short-term borrowings	296,203	296,203	296,203	0	0
Long-term debt	409,832	411,569	0	411,569	0
Accrued interest payable	4,498	4,498	0	4,498	0

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

Collateral dependent loans. Collateral dependent loans carried at fair value have been partially charged-off or receive specific allocations of the allowance for credit losses. For collateral dependent loans, fair value is generally based on real estate appraisals, a calculation of enterprise value or a valuation of business assets including equipment, inventory and accounts receivable. These loans had a principal amount of $15.0 million and $28.8 million at March 31, 2022 and December 31, 2021, respectively, with a valuation allowance of $6.7 million and $9.7 million at March 31, 2022 and December 31, 2021, respectively.

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

Operating leases. First Financial performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable and therefore, the carrying value of Operating leases is not re-measured to fair value on a recurring basis. When evaluating whether an individual asset is impaired, First Financial considers the current fair value of the asset, the changes in overall market demand for the asset and the rate of change in advancements associated with technological improvements that impact the demand for the specific asset under review. First Financial determines whether the carrying values of certain operating leases are not recoverable and as a result, records an impairment loss equal to the amount by which the carrying value of the assets exceeds the fair value. The fair value amounts are generally based on appraised values of the assets, resulting in a classification within Level 3 of the valuation hierarchy.

The financial assets and liabilities measured at fair value on a recurring basis in the consolidated financial statements were as follows:

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/liabilities at fair value
March 31, 2022
Assets
Investment securities available-for-sale	$32,724	$3,887,697	$37,461	$3,957,882
Loans held for sale	0	12,670	0	12,670
Interest rate derivative contracts	0	74,438	0	74,438
Foreign exchange derivative contracts	0	145,376	0	145,376
Total	$32,724	$4,120,181	$37,461	$4,190,366

Liabilities
Interest rate derivative contracts	$0	$74,475	$0	$74,475
Foreign exchange derivative contracts	0	145,376	0	145,376
Total	$0	$219,851	$0	$219,851

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/liabilities at fair value
December 31, 2021
Assets
Investment securities available-for-sale	$34,776	$4,134,889	$38,181	$4,207,846
Loans held for sale	0	29,482	0	29,482
Interest rate derivative contracts	0	92,328	0	92,328
Foreign exchange derivative contracts	0	120,768	0	120,768
Total	$34,776	$4,377,467	$38,181	$4,450,424

Liabilities
Interest rate derivative contracts	$0	$92,444	$0	$92,444
Foreign exchange derivative contracts	$0	$120,768	$0	$120,768
Total	$0	$213,212	$0	$213,212

The following table presents a reconciliation for certain AFS securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2022 and March 31, 2021.

	Three months ended
	March 31,
(dollars in thousands)	2022	2021
Beginning balance	$38,181	$40,575
Accretion (amortization)	(13)	(9)
Increase (decrease) in fair value	13	12
Settlements	(720)	(900)
Ending balance	$37,461	$39,678

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis.  Adjustments to the fair value of these assets usually result from the application of fair value accounting or write-downs of individual assets.  The following table summarizes financial assets and liabilities measured at fair value on a nonrecurring basis.

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3
March 31, 2022
Assets
Collateral dependent loans
Commercial	$0	$0	$4,448
Commercial real estate	0	0	3,803

OREO	0	0	0
Operating leases	0	0	0

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3
December 31, 2021
Assets
Collateral dependent loans
Commercial	$0	$0	$4,449
Commercial real estate	0	0	14,618

OREO	0	0	0

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

The aggregate fair value of the Company’s residential mortgage loans held for sale as of March 31, 2022 and December 31, 2021 was $12.7 million and $29.5 million, respectively. The aggregate unpaid principal balance of the Company’s residential mortgage loans held for sale as of March 31, 2022 and December 31, 2021 was $11.7 million and $27.2 million, respectively. The resulting difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected was $0.9 million and $2.3 million as of March 31, 2022 and December 31, 2021, respectively.

Changes in the estimated fair value of residential mortgage loans held for sale are reported as a component of Net gain from sales of loans in the Company’s Consolidated Statements of Income. The change in fair value of the Company’s residential mortgage loans held for sale resulted in a net loss of $1.3 million for each of the three months ended March 31, 2022 and March 31, 2021.

NOTE 18:  BUSINESS COMBINATIONS

On December 31, 2021, the Company completed its acquisition of Summit Funding Group, Inc. and its subsidiaries. Formerly privately held, Summit is a full service equipment financing company that originates, purchases, sells and services equipment leases to commercial businesses in the United States and Canada. Upon completion of the transaction, Summit became a subsidiary of the Bank and continues to operate as Summit Funding Group, taking advantage of its existing brand recognition within the equipment financing industry. Operating results related to the Summit acquisition were immaterial to 2021 consolidated financial statements, but are included in the Consolidated Statement of Income for the three months ended March 31, 2022.

Pursuant to the purchase agreement, First Financial agreed to acquire all of the issued and outstanding equity securities of Summit for aggregate consideration of approximately $127.1 million consisting of $113.5 million in cash and $10.0 million of First Financial common stock, and a $3.6 million earn-out payment. Pursuant to the purchase agreement, the “earn-out” payments are payable annually for each of the five years following the closing of the acquisition, contingent upon the results of Summit's operations. First Financial incurred expenses related to the Summit acquisition of $0.2 million in the first quarter of 2022 and $2.6 million during the year ended December 31, 2021.

The Summit transaction was accounted for using the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date in accordance with FASB ASC Topic 805, Business Combinations. The fair value measurements of assets acquired and liabilities assumed were $186.8 million and $121.9 million, respectively, and included $41.8 million of financing leases and $75.3 million of operating leases. Acquisition accounting adjustments are considered preliminary at March 31, 2022. These present value measurements are subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values become available, and the measurement period ends in December 2022. Goodwill arising from the Summit acquisition was $62.2 million and reflects the business’s high growth potential and the expectation that the acquisition will provide additional revenue growth with the expansion of the Bank's leasing business. The goodwill is not deductible for income tax purposes as the transaction was accounted for as a tax-free exchange.  For further detail, see Note 6 – Goodwill and Other Intangible Assets.

The following table provides the purchase price calculation as of the acquisition date, identifiable assets purchased and liabilities assumed at their estimated fair value.

(Dollars in thousands)	Summit
Purchase consideration
Cash consideration	$102,994
Liabilities paid with cash concurrent with close	10,487
Stock consideration	10,000
Earn out	3,606
Total purchase consideration	127,087

Assets acquired
Cash	4,456
Finance leases	41,840
Premises and equipment	707
Operating leases	75,347
Intangible assets	34,585
Other assets	29,865
Total assets acquired	186,800

Liabilities assumed
Long-term borrowings	96,412
Other liabilities	25,489
Total liabilities assumed	121,901

Net identifiable assets	64,899
Goodwill	$62,188

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
(Unaudited)

All reclassifications of prior period amounts, if applicable, have been made to conform to the current period’s presentation and had no effect on the Company's previously reported net income or financial condition.

In November 2020, the SEC adopted amendments to Regulation S-K to eliminate certain disclosure requirements and to revise several others to make the disclosures provided in the MD&A more useful for investors. When providing a discussion and analysis of interim period results, the amendments provide a registrant with the option to discuss its interim results by comparing its most recent quarter to the immediately preceding quarter rather than to the same quarter of the prior year. The Company elected to exercise this option as it believes that the comparison of current quarter results to a linked quarter, rather than the prior year comparable quarter, more accurately reflects management's perspective of the organization and its results. In the first quarter of 2022, which is the first period of transition, the Company provided comparisons to both the immediately preceding quarter and the comparable quarter of the prior year, as required in the amendments.

EXECUTIVE SUMMARY

First Financial Bancorp. is a $16.0 billion financial holding company headquartered in Cincinnati, Ohio, which operates through its subsidiaries. These subsidiaries include First Financial Bank, an Ohio-chartered commercial bank, which operated 135 full service banking centers as of March 31, 2022. First Financial provides banking and financial services products to business and retail clients through its six lines of business: Commercial, Retail Banking, Mortgage Banking, Wealth Management, Investment Commercial Real Estate and Commercial Finance. Commercial Finance provides equipment and leasehold improvement financing for franchisees in the quick service and casual dining restaurant sector and commission-based financing, primarily to insurance agents and brokers, throughout the United States. Wealth Management had $3.3 billion in assets under management as of March 31, 2022 and provides a range of services which includes financial planning, investment management, trust administration, estate settlement, brokerage services and retirement planning.

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

First Financial acquired all of the issued and outstanding equity securities of Summit for aggregate consideration of approximately $127.1 million consisting of $113.5 million in cash, $10.0 million of First Financial common stock, and a $3.6 million earn-out payment. Under the purchase agreement, “earn-out” payments are payable annually for each of the five years following the closing of the acquisition, contingent upon the results of Summit's operations. First Financial incurred expenses related to the Summit acquisition of $0.2 million in the first quarter of 2022 and $2.6 million during the year ended December 31, 2021.

The Summit transaction was accounted for using the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date in accordance with FASB ASC Topic 805, Business Combinations. The fair value measurements of assets acquired and liabilities assumed were $186.8 million and $121.9 million, respectively, and included $41.8 million of financing leases and $75.3 million of operating leases. These present value measurements are considered preliminary and are subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values become available. The measurement period for the Summit acquisition ends in December 2022.

Goodwill arising from the Summit acquisition was $62.2 million and reflects the business’s high growth potential and the expectation that the acquisition will provide additional revenue growth with the expansion of the Bank's leasing business. The goodwill is not deductible for income tax purposes as the transaction was accounted for as a tax-free exchange.  For further detail, see Note 6 – Goodwill and Other Intangible Assets.

See Note 18 – Business Combinations in the Notes to Consolidated Financial Statements, for further discussion of the Summit transaction.

COVID-19 CONSIDERATIONS

The Company's operations and financial results have been substantially influenced by the COVID-19 pandemic. At the onset of the pandemic, the Company updated operating protocols to continuously provide virtually all banking services while prioritizing the health and safety of both its clients and associates. Banking centers offered drive through services without interruption, while lobbies were fully open or accessible to clients via appointment, conditional to virus trends at any point in time. Sales associates, support teams and management largely worked remotely.

Sales associates, support teams and management returned to corporate offices and operations centers in the second and third quarters of 2021. The Company has continued to prioritize the health and safety of clients and associates, although without the significant disruptions to our workforce that occurred at the onset of the pandemic.

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

The Bank underwent a significant level of cross training and redeployment of associate resources to rapidly meet the influx of client requests in response to the passage of the CARES Act, the establishment of the Paycheck Protection Program and the approval of the Consolidated Appropriations Act. The Company's response to the PPP resulted in successes in providing customer relief, and as of March 31, 2022, the Company had outstanding PPP loans totaling $21.2 million in balances, net of $1.0 million of unearned fees compared to $55.6 million in balances, net of $2.6 million of unearned fees, as of of December 31, 2021.

Further, to provide relief to borrowers adversely impacted by the pandemic, the Company had $16.7 million of loans with principal amounts deferred and interest-only payments required as of March 31, 2022, and $16.5 million of similar COVID-19 related deferrals as of December 31, 2021. As provided in the CARES Act and subsequently amended by the Consolidated Appropriations Act, loan modifications in response to COVID-19 that were executed between March 1, 2020 and January 1, 2022 on a loan that was not more than 30 days past due as of December 31, 2019 are not required to be reported as TDR.

OVERVIEW OF OPERATIONS

First quarter 2022 net income was $41.3 million and earnings per diluted common share were $0.44. This compares with fourth quarter 2021 net income of $46.9 million and earnings per diluted common share of $0.50, and first quarter 2021 net income of $47.3 million and earnings per diluted common share of $0.48.

Return on average assets for the first quarter of 2022 was 1.03% compared to 1.16% for the fourth quarter of 2021 and 1.20% for the comparable period in 2021. Return on average shareholders’ equity for the first quarter of 2022 was 7.53% compared to 8.31% or the fourth quarter of 2021 and 8.44% for the first quarter of 2021.

	For the three months ended
(Dollars in thousands, except per share data)	March 31, 2022	December 31, 2021	March 31, 2021
Earnings
Net interest income	$106,346	$110,806	$113,876
Net income	41,301	$46,945	$47,315

Per Share
Net income per common share-basic	$0.44	$0.51	$0.49
Net income per common share-diluted	0.44	0.50	0.48
Cash dividends declared per common share	0.23	0.23	0.23
Tangible book value per common share (end of period)	10.97	12.26	12.78
Market price (end of period)	23.05	24.38	24.00

Balance Sheet - End of Period	March 31, 2022	December 31, 2021	March 31, 2021
Total assets	$16,009,150	$16,329,141	$16,175,071
Loans	9,241,617	9,288,299	9,933,969
Investment securities	4,165,042	4,409,237	4,007,522
Deposits	12,818,908	12,871,954	12,648,069
Shareholders' equity	2,137,445	2,258,942	2,258,942

	For the three months ended
Ratios	March 31, 2022	December 31, 2021	March 31, 2021
Return on average assets	1.03%	1.16%	1.20%
Return on average shareholders' equity	7.53%	8.31%	8.44%
Return on average tangible shareholders' equity	14.93%	15.11%	15.24%
Net interest margin	3.12%	3.19%	3.35%
Net interest margin (fully tax equivalent)	3.17%	3.23%	3.40%
A discussion of First Financial's operating results for the three month periods ended March 31, 2022 follows.

NON-GAAP FINANCIAL MEASURES

The company utilizes certain non-GAAP financial measures, which we believe provide useful insight to the reader of the Consolidated Financial Statements. These non-GAAP measures should be supplemental to primary GAAP measures and should not be read in isolation or relied upon as a substitute for the primary GAAP measures.

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

	Three months ended
(Dollars in thousands)	March 31, 2022	December 31, 2021	March 31, 2021
Net interest income	$106,346	$110,806	$113,876
Tax equivalent adjustment	1,467	1,386	1,652
Net interest income - tax equivalent	$107,813	$112,192	$115,528

Average earning assets	$13,809,520	$13,793,644	$13,781,760

Net interest margin (1)	3.12%	3.19%	3.35%
Net interest margin (fully tax equivalent) (1)	3.17%	3.23%	3.40%
(1) Calculated using annualized net interest income divided by average earning assets.

First Financial believes return on average tangible common equity is an important measure for comparative purposes with other financial institutions, but is not defined under GAAP, and therefore is considered a non-GAAP financial measure. This measure is useful for evaluating the performance of a business as it calculates the return available to common shareholders without the impact of intangible assets and their related amortization.

In addition, First Financial considers various measures when evaluating capital utilization and adequacy, including the tangible equity ratio and tangible common equity ratio, in addition to capital ratios defined by the U.S. banking agencies. These calculations are intended to complement the capital ratios defined by the U.S. banking agencies for both absolute and comparative purposes. As GAAP does not include capital ratio measures, the Company believes there are no comparable GAAP financial measures to these ratios. These ratios are not formally defined by GAAP or codified in the federal banking regulations and, therefore, are considered to be non-GAAP financial measures. First Financial encourages readers to consider its Consolidated Financial Statements in their entirety and not to rely on any single financial measure.

The following table reconciles non-GAAP capital ratios to GAAP:

	Three months ended
(Dollars in thousands)	March 31, 2022	December 31, 2021	March 31, 2021
Net income (a)	$41,301	$46,945	$47,315

Average total shareholders' equity	2,225,495	2,241,820	2,272,749
Less:
Goodwill	(1,000,238)	(938,453)	(937,771)
Other intangibles	(87,602)	(56,120)	(63,529)
MSR's	(15,431)	(14,886)	(12,749)
Average tangible equity (b)	1,122,224	1,232,361	1,258,700

Total shareholders' equity	2,137,445	2,258,942	2,258,942
Less:
Goodwill	(999,959)	(1,000,749)	(937,771)
Other intangibles	(85,891)	(88,898)	(61,984)
MSR's	(15,782)	(15,469)	(13,156)
Ending tangible equity (c)	1,035,813	1,153,826	1,246,031

Total assets	16,009,150	16,329,141	16,175,071
Less:

Goodwill	(999,959)	(1,000,749)	(937,771)
Other intangibles	(85,891)	(88,898)	(61,984)
MSR's	(15,782)	(15,469)	(13,156)
Ending tangible assets (d)	14,907,518	15,224,025	15,162,160

Risk-weighted assets (e)	11,704,681	11,645,666	11,304,012

Total average assets	16,184,919	16,036,417	16,042,654
Less:
Goodwill	(1,000,238)	(938,453)	(937,771)
Other intangibles	(87,602)	(56,120)	(63,529)
MSR's	(15,431)	(14,886)	(12,749)
Average tangible assets (f)	15,081,648	15,026,958	15,028,605

Ending common shares outstanding (g)	94,451,496	94,149,240	97,517,693

Ratios
Return on average tangible shareholders' equity (a)/(b)	14.93%	15.11%	15.24%
Ending tangible shareholders' equity as a percent of:
Ending tangible assets (c)/(d)	6.95%	7.58%	8.22%
Risk-weighted assets (c)/(e)	8.85%	9.91%	11.02%
Average tangible shareholders' equity of average tangible assets (b)/(f)	7.44%	8.20%	8.38%
Tangible book value per share (c)/(g)	$10.97	$12.26	$12.78

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

	Three months ended
(Dollars in thousands)	March 31, 2022	December 31, 2021	March 31, 2021
Interest income
Loans and leases, including fees	$87,182	$92,682	$98,931
Investment securities
Taxable	22,096	20,993	18,607
Tax-exempt	4,431	4,127	5,043
Total interest on investment securities	26,527	25,120	23,650
Other earning assets	121	71	28
Total interest income	113,830	117,873	122,609
Interest expense
Deposits	2,623	3,089	4,333
Short-term borrowings	317	10	67
Long-term borrowings	4,544	3,968	4,333
Total interest expense	7,484	7,067	8,733
Net interest income	$106,346	$110,806	$113,876

First quarter 2022 vs. fourth quarter 2021: Net interest income for the first quarter of 2022 was $106.3 million, a decrease of $4.5 million, or 4.0%, from the fourth quarter of 2021. Net interest margin on a fully tax equivalent basis for the quarter ended March 31, 2022 was 3.17%, a decrease of 6 bps when compared to the fourth quarter of 2021 FTE net interest margin of 3.23%.

Interest income decreased $4.0 million, or 3.4%, in the first quarter of 2022 when compared to the fourth quarter of 2021 due to a 14 bp decrease in the yield on loans, which was driven by lower prepayment and PPP forgiveness fees. Average earning assets of $13.8 billion in the first quarter of 2022 were relatively flat compared to the fourth quarter of 2021.

Interest expense of $7.5 million increased $0.4 million, or 5.9% in the first quarter of 2022 when compared to the fourth quarter of 2021 largely due to an increase in borrowings. The cost of interest-bearing deposits was 0.12% in the first quarter of 2022 compared to 0.14% in the linked quarter, while average deposits decreased $101.3 million, or 0.8%, to $12.8 billion in the first quarter of 2022 when compared to the fourth quarter of 2021. Average borrowed funds increased $304.5 million, or 76.8%, compared to the linked quarter due the full quarter impact from the Summit acquisition and a funding shift from brokered CD's to short-term borrowings.

First quarter 2022 vs. first quarter 2021: First quarter 2022 net interest income decreased $7.5 million, or 6.6%, compared to the first quarter of 2021. Net interest margin on a fully tax equivalent basis for the quarter ended March 31, 2022 decreased 23 bps when compared to the first quarter of 2021 FTE net interest margin of 3.40%.

In addition, interest income declined $8.8 million, or 7.2%, to $113.8 million compared to $122.6 million for the same period of the prior year. Similar to the linked quarter change, the current quarter decline compared to the first quarter in 2021 was driven by lower loan fees, which include PPP forgiveness fees. Average earning assets of $13.8 billion in the first quarter of 2022 increased $27.8 million from the same quarter of 2021 as the acquisition of Summit and higher investment security balances offset a decline in average loan balances.

Interest expense for the three months ended March 31, 2022 was $7.5 million compared to $8.7 million for the same period in the prior year. The decline was driven by a 9 bp decrease in the cost of interest bearing deposits from 21 bps in the first quarter of 2021 to 12 bps in the first quarter of 2022, despite average deposits for the three months ended March 31, 2022 increasing $412.1 million, or 3.3%. The decline in cost of deposits reflected strategic cost adjustments made by the Company in reaction to a low interest rate environment. In addition, average borrowed funds decreased $185.1 million, or 20.9%, compared to the comparable period in the prior year due to the repayment of PPPLF borrowings over the course of 2021, which were used to fund PPP activity.

CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Quarterly Averages
	March 31, 2022			December 31, 2021			March 31, 2021
(Dollars in thousands)	Balance	Interest	Yield	Balance	Interest	Yield	Balance	Interest	Yield
Earning assets
Investments
Investment securities	$4,308,059	$26,527	2.50%	$4,343,513	$25,120	2.29%	$3,782,993	$23,650	2.54%
Interest-bearing deposits with other banks	234,687	121	0.21%	166,904	71	0.17%	46,912	28	0.24%
Gross loans and leases (1)	9,266,774	87,182	3.82%	9,283,227	92,682	3.96%	9,951,855	98,931	4.03%
Total earning assets	13,809,520	113,830	3.34%	13,793,644	117,873	3.39%	13,781,760	122,609	3.61%

Nonearning assets
Allowance for credit losses	(129,601)			(144,756)			(177,863)
Cash and due from banks	248,517			253,091			232,275
Accrued interest and other assets	2,256,483			2,134,438			2,206,482
Total assets	$16,184,919			$16,036,417			$16,042,654

Interest-bearing liabilities
Deposits
Interest-bearing demand	$3,246,919	$492	0.06%	$3,069,416	$461	0.06%	$2,948,682	$534	0.07%
Savings	4,145,615	850	0.08%	4,195,504	901	0.09%	3,815,314	1,178	0.13%
Time	1,231,266	1,281	0.42%	1,428,872	1,727	0.48%	1,767,826	2,621	0.60%
Total interest-bearing deposits	8,623,800	2,623	0.12%	8,693,792	3,089	0.14%	8,531,822	4,333	0.21%
Borrowed funds
Short-term borrowings	316,047	317	0.41%	82,481	10	0.05%	251,705	67	0.11%
Long-term debt	385,240	4,544	4.78%	314,262	3,968	5.01%	634,674	4,333	2.77%
Total borrowed funds	701,287	4,861	2.81%	396,743	3,978	3.98%	886,379	4,400	2.01%
Total interest-bearing liabilities	9,325,087	7,484	0.33%	9,090,535	7,067	0.31%	9,418,201	8,733	0.38%

Noninterest-bearing liabilities
Noninterest-bearing demand deposits	4,160,175			4,191,457			3,840,046
Other liabilities	474,162			512,605			511,658
Shareholders' equity	2,225,495			2,241,820			2,272,749
Total liabilities and shareholders' equity	$16,184,919			$16,036,417			$16,042,654

Net interest income	$106,346			$110,806			$113,876

Net interest spread			3.01%			3.08%			3.23%
Contribution of noninterest-bearing sources of funds			0.11%			0.11%			0.12%
Net interest margin (2)			3.12%			3.19%			3.35%

Tax equivalent adjustment			0.05%			0.04%			0.05%
Net interest margin (fully tax equivalent) (2)			3.17%			3.23%			3.40%
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

RATE/VOLUME ANALYSIS

The impact on net interest income from changes in interest rates and volume of interest-earning assets and interest-bearing liabilities is illustrated in the table below:

	Changes for the three months ended March 31, 2022
	Linked quarter income variance			Comparable quarter income variance
(Dollars in thousands)	Rate	Volume	Total	Rate	Volume	Total
Earning assets
Investment securities	$2,220	$(813)	$1,407	$(356)	$3,233	$2,877
Interest-bearing deposits with other banks	17	33	50	(4)	97	93
Gross loans and leases (1)	(3,404)	(2,096)	(5,500)	(5,304)	(6,445)	(11,749)
Total earning assets	(1,167)	(2,876)	(4,043)	(5,664)	(3,115)	(8,779)
Interest-bearing liabilities
Total interest-bearing deposits	$(386)	$(80)	(466)	(1,738)	28	(1,710)
Borrowed funds
Short-term borrowings	75	232	307	185	65	250
Long-term debt	(179)	755	576	3,153	(2,942)	211
Total borrowed funds	(104)	987	883	3,338	(2,877)	461
Total interest-bearing liabilities	(490)	907	417	1,600	(2,849)	(1,249)
Net interest income	$(677)	$(3,783)	$(4,460)	$(7,264)	$(266)	$(7,530)
(1) Loans held for sale and nonaccrual loans are included in gross loans.

NONINTEREST INCOME

	Three months ended
(Dollars in thousands)	March 31, 2022	December 31, 2021	March 31, 2021
Noninterest income
Service charges on deposit accounts	$7,729	$8,645	$7,146
Trust and wealth management fees	6,060	6,038	5,630
Bankcard income	3,337	3,602	3,128
Client derivative fees	799	2,303	1,556
Foreign exchange income	10,151	12,808	10,757
Leasing business income	6,076	0	0
Net gain from sales of loans	3,872	6,492	9,454
Net gain (loss) on sales/transfers of investment securities	3	(14)	(166)
Net gain (loss) on equity securities	(199)	321	112
Other	3,465	5,465	2,705
Total noninterest income	$41,293	$45,660	$40,322

First quarter 2022 vs. fourth quarter 2021: First quarter 2022 noninterest income was $41.3 million, decreasing $4.4 million, or 9.6% compared to $45.7 million for the fourth quarter 2021. The decrease compared to the linked quarter was primarily driven by declines in foreign exchange income, client derivative fees, gains on sales of loans, service charges on deposits and other noninterest income, partially offset by leasing business income. Foreign exchange income for the first quarter of 2022 decreased $2.7 million, or 20.7%, and client derivative fees decreased $1.5 million, or 65.3% from the fourth quarter 2021 as demand for those services moderated. Gains on sales of loans declined $2.6 million, or 40.4%, from the linked quarter due to lower origination volumes resulting from rising interest rates. Service charges on deposits decreased $0.9 million, or 10.6%, from the linked quarter due to seasonal pressures and fee reductions resulting from changes in the Company's overdraft program, while other noninterest income decreased $2.0 million, or 36.6%, due to higher syndication fees received in the fourth quarter 2021. These declines were partially offset by leasing business income, which was $6.1 million in the first quarter of 2022, reflecting new activity from the Summit transaction.

First quarter 2022 vs. first quarter 2021: First quarter 2022 noninterest income of $41.3 million increased $1.0 million, or 2.4%, from $40.3 million for the first quarter of 2021. The increase over the comparable quarter in 2021 was primarily ttributed to leasing business income, higher wealth management fees and elevated other noninterest income, partially offset by lower gains on sales of loans and lower client derivative fees. Similar to the linked quarter increase, the comparable quarter increase in leasing business income is due to the acquisition of Summit. Wealth management fees for first quarter of 2022 increased $0.4 million, or 7.6%, compared to the same quarter of 2021 due to strong sales efforts and the market recovery from the pandemic uncertainty. Other noninterest income increased $0.8 million, or 28.1%, due to the lower amortization of mortgage servicing rights during the period. Gains on sales of loans decreased $5.6 million, or 59.0% from the comparable quarter due to higher originations and premiums in the first quarter of 2021 due to lower interest rates, while client derivative income declined $0.8 million, or 48.7%, due to moderated demand.

NONINTEREST EXPENSE

	Three months ended
(Dollars in thousands)	March 31, 2022	December 31, 2021	March 31, 2021
Noninterest expenses
Salaries and employee benefits	$63,947	$62,170	$61,253
Net occupancy	5,746	5,332	5,704
Furniture and equipment	3,567	3,161	3,969
Data processing	8,264	8,261	7,287
Marketing	1,700	2,152	1,361
Communication	666	677	838
Professional services	2,159	5,998	1,450
State intangible tax	1,131	651	1,202
FDIC assessments	1,459	1,453	1,349
Intangible assets amortization	2,914	2,401	2,479
Leasing business expense	3,869	0	0
Other	7,383	17,349	5,614
Total noninterest expenses	$102,805	$109,605	$92,506

First quarter 2022 vs. fourth quarter 2021: First quarter 2022 noninterest expense was $102.8 million, decreasing $6.8 million, or 6.2%, from $109.6 million for the fourth quarter 2021. This change was primarily driven by reductions in other noninterest expenses and professional services, partially offset by leasing business expense and higher salaries and employee benefits. Other noninterest expenses declined $10.0 million, or 57.4%, largely due to a $3.3 million legal settlement and $6.1 million of tax credit investment write-downs in the fourth quarter of 2021. Professional services decreased $3.8 million, or 64.0%, as the prior period's expenses included $2.6 million of acquisition related costs. Leasing business expense of $3.9 million for the first quarter 2022 reflected new activity due to the Summit acquisition, while the $1.8 million, or 2.9%, increase in salaries and benefits expenses was driven by annual merit increases, the addition of 65 associates from the Summit acquisition and higher healthcare costs.

First quarter 2022 vs. first quarter 2021: First quarter 2022 noninterest expense was $10.3 million, or 11.1%, higher than the first quarter of 2021 primarily due to leasing business expenses, higher salary and benefits costs, increased other noninterest expenses and elevated data processing costs. Similar to the linked quarter, the increase in leasing business expenses were a result of the Summit acquisition. Salaries and employee benefits during the first quarter of 2022 were $2.7 million, or 4.4%, higher than the comparable period in 2021 due to annual merit increases, the addition of Summit and higher healthcare costs. First quarter 2022 other noninterest expenses increased $1.8 million, or 31.5%, over the comparable quarter in 2021 largely due to higher fixed asset write-downs, travel expenses and fraud losses during the period. Data processing expenses increased $1.0 million, or 13.4%, in the first quarter of 2022 compared to the same period in 2021 as the Company continued to make strategic investments to enhance its digital capabilities.

See Note 11 – Commitments and Contingencies in the Notes to Consolidated Financial Statements for further discussion of legal settlement costs.

INCOME TAXES

First quarter 2022 Income tax expense was $9.3 million, resulting in an effective tax rate of 18.5%. This compared to income tax expense of $7.6 million with an effective tax rate of 14.0% for the fourth quarter 2021 and $10.4 million of income tax expense and an effective tax rate of 18.0% for the first quarter of 2021. The increase in effective tax rate compared to the fourth quarter of 2021 was primarily due to tax credit investments realized during the linked quarter, while the increase in rate compared to the first quarter of 2021 was primarily due to increases in executive compensation and nondeductible acquisition costs in the first three months of 2022 compared to the first three months of 2021.

The Company's effective tax rate may fluctuate from period to period due to changes in tax jurisdictions, tax-enhanced assets and tax credit investments.

INVESTMENTS

First Financial's investment portfolio totaled $4.2 billion, or 26.0% of total assets, at March 31, 2022 and $4.4 billion, or 27.0% of total assets, at December 31, 2021.  AFS securities totaled $4.0 billion at March 31, 2022 and $4.2 billion at December 31, 2021, while HTM securities totaled $92.6 million at March 31, 2022 and $98.4 million at December 31, 2021. The effective duration of the investment portfolio increased to 4.2 years at March 31, 2022 from 3.8 years as of December 31, 2021.

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

At March 31, 2022, the Company's Consolidated Financial Statements reflected a $121.4 million unrealized after-tax loss on debt securities and a $21.0 million unrealized after-tax gain as of December 31, 2021, which was included as a component of equity in accumulated other comprehensive income on the Consolidated Balance Sheets. The Company had a $0.2 million unrealized loss on equity securities recorded in noninterest income for the three months ended March 31, 2022 compared to a $0.3 million unrealized gain for the three months ended December 31, 2021. The unrealized losses in the first quarter of 2022 were a result of rising interest rates during the period.

First Financial will continue to monitor loan demand and deposit activity, as well as balance sheet composition, capital sensitivity and the interest rate environment, when considering future investment strategies.

LOANS

Loans, excluding Loans held for sale, decreased $46.7 million, or 0.5% to $9.2 billion as of March 31, 2022 from $9.3 billion as of December 31, 2021. This decrease was partially driven by a $34.4 million decline in PPP loans during the period. Commercial real estate loan balances decreased $195.1 million, or 4.6%, to $4.0 billion as of March 31, 2022 and and Home equity decreased $0.4 million, or 0.1%, to $708.0 million. Partially offsetting these declines, C&I loans increased $80.2 million, or 2.9%, to $2.8 billion; Residential real estate loans increased by $17.8 million, or 2.0%, to $913.8 million; Lease financing increased by $16.2 million, or 14.8%, to $125.9 million; and Installment loans increased by $12.7 million, or 10.7%, to $132.2 million.

First quarter 2022 average loans of $9.3 billion, excluding Loans held for sale, decreased $7.6 million, or 0.08%, from the fourth quarter 2021 and decreased $671.0 million, or 6.8%, from the first quarter of 2021 largely due to PPP forgiveness.

COMMITMENTS AND CONTINGENCIES

Off-balance sheet arrangements include commitments to extend credit and financial guarantees.  Loan commitments are agreements to extend credit to a client absent any violation of any condition established in the commitment agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  First Financial had commitments outstanding to extend credit totaling $4.1 billion and $4.0 billion at March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022, loan commitments with a fixed interest rate totaled $136.1 million while commitments with variable interest rates totaled $4.0 billion. Comparatively, as of December 31, 2021, loan commitments with a fixed interest rate totaled $129.2 million while commitments with variable interest rates totaled $3.8 billion. The fixed rate loan commitments have interest rates ranging from 0% to 21% for both March 31, 2022 and

December 31, 2021 and maturities ranging from less than 1 year to 30.2 years at March 31, 2022 and less than 1 year to 30.9 years at December 31, 2021.

Letters of credit are conditional commitments issued by First Financial to guarantee the performance of a client to a third party.  First Financial’s letters of credit consist primarily of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services.  First Financial has issued letters of credit aggregating $40.4 million and $41.1 million at March 31, 2022 and December 31, 2021, respectively. Management conducts regular reviews of these instruments on an individual client basis.

First Financial is a party in risk participation transactions of interest rate swaps, which had total notional amount of $370.0 million and $362.8 million at March 31, 2022 and December 31, 2021, respectively.

First Financial is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved qualified affordable housing, renewable energy, or other renovation or community revitalization projects. These investments are included in Accrued interest and other assets in the Consolidated Balance Sheets, with any unfunded commitments included in Accrued interest and other liabilities in the Consolidated Balance Sheets. As of December 31, 2021, First Financial expects to recover its remaining investments through the use of the tax credits that are generated by the investments. First Financial had unfunded commitments related to tax credit investments of $71.3 million and $72.5 million at March 31, 2022 and December 31, 2021, respectively.

Additionally, as part of the ordinary course of business, First Financial and its subsidiaries are parties to other litigation, including claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral, foreclosure interests that are incidental to our regular business activities and other matters. While the ultimate liability with respect to these litigation matters and claims cannot be determined at this time, First Financial believes that damages, if any, and other amounts relating to pending matters are not probable or cannot be reasonably estimated as of
March 31, 2022. Reserves are established for these various matters of litigation, when appropriate, under FASB ASC Topic
450, Contingencies, based in part upon the advice of legal counsel. First Financial had no reserves related to litigation matters as of March 31, 2022 and December 31, 2021.

ASSET QUALITY AND ALLOWANCE FOR CREDIT LOSSES

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

Nonaccrual loans were $45.5 million, or 0.49% of total loans as of March 31, 2022. This represents a $2.9 million, or 6.1%, decline from $48.4 million as of December 31, 2021. The decline in nonaccrual loans was a result of the Company's resolution efforts, in addition to risk rating upgrades as borrower performance improved. Nonperforming assets were $53.6 million, or 0.33% of total assets, at March 31, 2022 compared to $60.1 million, or 0.37% of total assets, at December 31, 2021. This $6.5 million, or 10.9%, decline was due to the resolution of nonaccrual relationships outpacing the volume of loans downgraded to nonaccrual during the period.

TDRs totaled $24.2 million at March 31, 2022, which represents an decrease of $3.4 million, or 12.3%, from $27.6 million at December 31, 2021.

Classified assets, which are defined by the Company as nonperforming assets plus performing loans internally rated substandard or worse, totaled $106.8 million as of March 31, 2022 compared to $104.8 million at December 31, 2021. Classified assets were 67 bps as a percentage of total assets at March 31, 2022, compared to 64 bps as of December 31, 2021.

Allowance for credit losses. The ACL is a reserve accumulated on the Consolidated Balance Sheets through the recognition of the provision for loan and lease losses. First Financial records provision expense in the Consolidated Statements of Income to maintain the ACL at a level considered sufficient to absorb expected credit losses for financial assets in the portfolio over their expected remaining lives with consideration given to current and forward-looking information.

The recorded values of the loans and leases actually removed from the Consolidated Balance Sheets due to credit deterioration are referred to as charge-offs. First Financial's policy is to charge-off all or a portion of a loan when, in management's opinion, it is unlikely to collect the principal amount owed in full either through payments from the borrower or from the liquidation of collateral. All loans charged-off are subject to continuous review and concerted efforts are made to maximize any recovery. In most cases, the borrower’s debt obligation is not canceled even though the balance may have been charged-off. Actual losses on loans and leases are charged against the ACL. Any subsequent recovery of a previously charged-off loan is credited back to the ACL.

Management estimates the allowance using relevant available information from both internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience paired with economic forecasts provide the basis for the quantitatively modeled estimation of expected credit losses. First Financial adjusts its quantitative model, as necessary, to reflect conditions not already considered therein. These adjustments are commonly known as the Qualitative Framework. The evaluation of these factors is the responsibility of the ACL committee, which is comprised of senior officers from the risk management, credit administration, finance and lending areas.

The ACL on loans and leases was $124.1 million as of March 31, 2022 and $132.0 million as of December 31, 2021. As a percentage of period-end loans, the ACL was 1.34% as of March 31, 2022 and 1.42% as of December 31, 2021. The decline in ACL was primarily driven by improvements in economic forecasts in addition to the Company's improved credit quality and outlook.

The Company utilized the Moody's March baseline forecast as its R&S forecast in the quantitative model at March 31, 2022. For reasonableness, the Company also considered the impact to the model from alternative, more adverse economic forecasts, slower prepayment speeds and increased default rates. These alternative analyses were utilized to inform the Company's qualitative adjustments. Additionally, First Financial considered its credit exposure to certain industries believed to be at risk for future credit stress related to the COVID-19 pandemic, such as franchise, hotel and investor commercial real estate lending, when making qualitative adjustments to the ACL model.

The Company recorded net charge-offs of $2.3 million, or 0.10% of average loans and leases on an annualized basis, in the first quarter 2022, compared to net charge-offs of $7.4 million, or 0.32%, for the fourth quarter of 2021 and net charge-offs of $9.2 million, or 0.38%, for the comparable quarter of 2021. The decline in net-charge-offs in the current period was due to loan sale activity in the linked quarter and pandemic-related charge-offs in the first quarter of 2021.

The ACL as a percentage of nonaccrual loans was 273.1% at March 31, 2022 and 272.8% at December 31, 2021. The increase in this ratio was primarily driven by a $2.9 million, or 6.1%, decline in nonaccrual loans during the period. The ACL as a percentage of nonperforming loans, including accruing TDRs, was 232.0% as of March 31, 2022 and 220.0% as of December 31, 2021. The increase in this ratio was driven by the decline in nonperforming loans outpacing the decline in the ACL during the period.

Provision expense is a product of the Company's ACL model combined with net charge-off activity during the period. During the first quarter of 2022, the Company recorded $5.6 million of provision recapture for loans and leases compared to provision recapture of $9.5 million during the fourth quarter of 2021. The continued recapture of provision during the first quarter of 2022 was driven by the Company's improved credit outlook and economic forecasts. For the three months ended March 31, 2021, the Company recorded provision expense of $3.5 million.

The ACL on unfunded commitments was $13.2 million as of March 31, 2022 and $13.4 million as of December 31, 2021. First Financial recorded $0.2 million of provision recapture for credit losses on unfunded commitments for the three months ended March 31, 2022, compared to a $1.8 million of expense in the fourth quarter 2021 and $0.5 million of provision expense for the same period of 2021.
See Note 5 – Allowance for Credit Losses in the Notes to Consolidated Financial Statements for further discussion of First Financial's ACL.

The table that follows includes the activity in the ACL for the quarterly periods presented.

	Three months ended
	2022	2021
(Dollars in thousands)	Mar. 31,	Dec. 31,	Sep. 30,	June 30,	Mar. 31,
Allowance for credit loss activity
Balance at beginning of period	$131,992	$148,903	$159,590	$169,923	$175,679
Purchase accounting ACL for PCD	0	17	0	0	0
Provision for loan losses	(5,589)	(9,525)	(8,193)	(4,756)	3,450
Gross charge-offs
Commercial and industrial	2,845	1,364	2,617	3,729	7,910
Lease financing	131	0	0	0	0
Construction real estate	0	1,496	0	0	2
Commercial real estate	0	9,150	1,030	2,041	1,250
Residential real estate	22	6	74	46	1
Home equity	21	22	200	240	611
Installment	177	184	37	77	36
Credit card	246	149	230	179	222
Total gross charge-offs	3,442	12,371	4,188	6,312	10,032
Recoveries
Commercial and industrial	379	201	869	205	337
Lease financing	33	0	0	0	0
Construction real estate	0	0	0	3	0
Commercial real estate	222	4,292	223	75	195
Residential real estate	90	74	56	54	44
Home equity	265	303	426	317	177
Installment	21	27	53	37	34
Credit card	159	71	67	44	39
Total recoveries	1,169	4,968	1,694	735	826
Total net charge-offs	2,273	7,403	2,494	5,577	9,206
Ending allowance for credit losses	$124,130	$131,992	$148,903	$159,590	$169,923

Net charge-offs to average loans and leases (annualized)
Commercial and industrial	0.37%	0.18%	0.26%	0.48%	1.01%
Lease financing	0.34%	0.00%	0.00%	0.00%	0.00%
Construction real estate	0.00%	1.29%	0.00%	0.00%	0.00%
Commercial real estate	(0.02)%	0.44%	0.07%	0.18%	0.10%
Residential real estate	(0.03)%	(0.03)%	0.01%	0.00%	(0.02)%
Home equity	(0.14)%	(0.16)%	(0.13)%	(0.04)%	0.24%
Installment	0.50%	0.59%	(0.07)%	0.19%	0.01%
Credit card	0.67%	0.58%	1.29%	1.12%	1.59%
Total net charge-offs	0.10%	0.32%	0.10%	0.23%	0.38%

Nonperforming assets
Nonaccrual loans (1)	$45,454	$48,392	$65,966	$86,370	$85,246
Accruing troubled debt restructurings	8,055	11,616	11,448	12,070	11,608
Total nonperforming loans	53,509	60,008	77,414	98,440	96,854
Other real estate owned	72	98	340	340	854
Total nonperforming assets	53,581	60,106	77,754	98,780	97,708
Accruing loans past due 90 days or more	87	137	104	155	92
Total underperforming assets	$53,668	$60,243	$77,858	$98,935	$97,800

Total classified assets	$106,839	$104,815	$165,462	$182,516	$196,782

Credit quality ratios
As a percent of period-end loans, net of unearned income:
Allowance for credit losses	1.34%	1.42%	1.59%	1.68%	1.71%
Nonaccrual loans	0.49%	0.52%	0.70%	0.91%	0.86%
Nonperforming loans	0.58%	0.65%	0.83%	1.03%	0.97%
Allowance for credit losses to nonaccrual loans	273.09%	272.76%	225.73%	184.77%	199.33%
Allowance for credit losses to nonperforming loans	231.98%	219.96%	192.35%	162.12%	175.44%
(1) Nonaccrual loans include nonaccrual TDRs of $16.2 million, $16.0 million, $20.3 million, $21.5 million and $20.9 million as of March 31, 2022, December 31, 2021, September 30, 2021, June 30, 2021 and March 31, 2021, respectively.

DEPOSITS AND FUNDING

Total deposits were $12.8 billion as of March 31, 2022 and $12.9 billion as of December 31, 2021. This change was driven by a $208.3 million, or 15.7%, decrease in time deposits due to seasonal declines in brokered CD balances. This decrease was partially offset by a $75.9 million, or 1.8%, increase in noninterest bearing demand deposits and a $31.5 million, or 0.8%, increase in savings deposits.

Average deposits for the first quarter of 2022 were $12.8 billion, a decrease of $101.3 million, or 0.8%, from $12.9 billion for the quarter ended December 31, 2021. This decrease was driven by a $197.6 million, or 13.8% decline in average time deposits, a decrease of $49.9 million, or 1.2%, in average savings deposits and a $31.3 million, or 0.7% decline in average noninterest bearing deposits. These changes were partially offset by an increase in average interest-bearing demand accounts, of $177.5 million, or 5.8%.

Borrowed funds were $564.8 million as of March 31, 2022 compared to $706.0 million as of December 31, 2021. Borrowings declined during the period largely as a result of no longer utilizing repurchase agreements, paying down Summit lines of credit and paying down the Company's existing line of credit. First Financial may utilize short-term borrowings and long-term advances from the FHLB as wholesale funding sources to meet liquidity needs.

First Financial had short-term borrowings of $185.0 million and $296.2 million as of March 31, 2022 and December 31, 2021, respectively. These totals included $185.0 million of short-term borrowings with the FHLB at March 31, 2022, compared to $225.0 million as of December 31, 2021. There were no repurchase agreements at March 31, 2022 compared to $51.2 million at December 31, 2021. In addition, there were no Federal funds purchased as of March 31, 2022 and December 31, 2021.

Long-term debt, which included FRB and FHLB long-term advances, subordinated notes and an interest free loan with a municipality, was $379.8 million and $409.8 million at March 31, 2022 and December 31, 2021, respectively. Outstanding subordinated debt totaled $311.1 million as of March 31, 2022 and $310.9 million as of December 31, 2021.

Additionally, in conjunction with the acquisition of Summit, First Financial assumed $96.4 million in outstanding long-term borrowings at December 31, 2021. These outstanding long-term borrowings consisted of $23.0 million of lines of credit with other banks utilized to operate the business and carried an average interest rate of 2.77%. These lines of credit were paid off in January 2022. Additionally, acquired long term borrowings included $66.2 million and $73.4 million of term notes, both with and without recourse, with an average interest rate of 4.50% and 4.09% at March 31, 2022 and December 31, 2021, respectively. These term notes were used to finance Summit's equity investment in the purchase of equipment to be leased to customers.

First Financial had no FHLB long-term advances at March 31, 2022 and December 31, 2021. First Financial's total remaining borrowing capacity from the FHLB was $1.4 billion as of March 31, 2022.

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

First Financial has a $40.0 million short-term credit facility with an unaffiliated bank that matures in December, 2022. This facility has a variable interest rate and provides First Financial additional liquidity, if needed, for various corporate activities including the repurchase of First Financial common stock and the payment of dividends to shareholders. As of March 31, 2022, First Financial had no outstanding balance and at December 31, 2021, First Financial had an outstanding balance of $20.0 million. The credit agreement requires First Financial to comply with certain covenants including those related to asset quality and capital levels, and First Financial was in compliance with all covenants associated with this facility as of March 31, 2022 and December 31, 2022. This credit facility also required First Financial to pledge as collateral the Bank's common stock where the lender is granted a security interest in this collateral.

Both First Financial and the Bank received investment grade credit ratings from Kroll Bond Rating Agency, Inc, an independent rating agency. These credit ratings impact the cost and availability of financing to First Financial, and a downgrade to these credit ratings could affect First Financial's or the Bank’s ability to access the credit markets and potentially increase borrowing costs, negatively impacting financial condition and liquidity. Key factors in maintaining high credit ratings include consistent and diverse earnings, strong credit quality and capital ratios, diverse funding sources and disciplined liquidity monitoring procedures. The ratings of First Financial and the Bank at March 31, 2022 were as follows:

	First Financial Bancorp	First Financial Bank
Senior Unsecured Debt	BBB+	A-
Subordinated Debt	BBB	BBB+
Short-Term Debt	K2	K2
Deposit	N/A	A-
Short-Term Deposit	N/A	K2

For ease of borrowing execution, First Financial utilizes a blanket collateral agreement with the FHLB. First Financial pledged $5.6 billion of certain eligible residential, commercial and farm real estate loans, home equity lines of credit and government, agency and CMBS securities as collateral for borrowings from the FHLB as of March 31, 2022.

First Financial's principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. The market value of investment securities classified as AFS totaled $4.0 billion and $4.2 billion at March 31, 2022 and December 31, 2021, respectively.  HTM securities that are maturing within a short period of time can be an additional source of liquidity. As of both March 31, 2022 and December 31, 2021, the Company had no HTM securities maturing within one year.

Other sources of liquidity include cash and due from banks plus interest-bearing deposits with other banks. At March 31, 2022, these balances totaled $457.6 million, and First Financial had unused and available overnight wholesale funding sources of $5.1 billion, or 32.0% of total assets, to fund loan and deposit activities in addition to other general corporate requirements.

Certain restrictions exist regarding the Bank's ability to transfer funds to First Financial in the form of cash dividends, loans, other assets or advances and the approval of the Bank's primary federal regulator is required to pay dividends in excess of regulatory limitations.  Dividends paid to First Financial from the Bank totaled $50.0 million for the first three months of 2022.  As of March 31, 2022, the Bank had retained earnings of $719.0 million, of which $143.6 million was available for distribution to the Bancorp without prior regulatory approval. As an additional source of liquidity, First Financial had $51.1 million in cash at the parent company as of March 31, 2022.

Share repurchases also impact First Financial's liquidity. For further information regarding share repurchases, see the Capital section that follows.

Capital expenditures were $3.2 million and $2.7 million for the first three months of 2022 and 2021, respectively. Management believes that sufficient liquidity exists to fund its future capital expenditure commitments.

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

First Financial's tier 1 capital remained relatively stable at 11.24% at March 31, 2022 compared to 11.22% at December 31, 2021. The total capital ratio decreased to 13.97% at March 31, 2022 from 14.10% at December 31, 2021, and the leverage ratio decreased to 8.64% at March 31, 2022 compared to 8.70% as of December 31, 2021. The Company’s tangible common equity ratio decreased to 6.95% at March 31, 2022 from 7.58% at December 31, 2021. The decline in the tangible common equity ratio was primarily driven by the decline in accumulated other comprehensive income during the period, which was due to higher unrealized losses in the investment portfolio as a result of rising interest rates.

As of March 31, 2022, management believes that First Financial met all capital adequacy requirements to which it was subject.  The Company's most recent regulatory notifications categorized First Financial as "well-capitalized" under the regulatory framework for prompt corrective action. There have been no conditions or events since those notifications that management believes have changed the Company's categorization. Total regulatory capital exceeded the minimum requirement by $406.0 million on a consolidated basis at March 31, 2022.

The following tables present the actual and required capital amounts and ratios as of March 31, 2022 and December 31, 2021 under the Basel III Capital Rules and include the minimum required capital levels based on the phase-in provisions of the Basel III Capital Rules. Capital levels required to be considered "well capitalized" are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum capital required - Basel III		PCA requirement to be considered well capitalized
(Dollars in thousands)	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
March 31, 2022
Common equity Tier 1 capital to risk-weighted assets
Consolidated	$1,272,115	10.87%	$819,328	7.00%	N/A	N/A
First Financial Bank	1,498,654	12.82%	818,205	7.00%	$759,762	6.50%

Tier 1 capital to risk-weighted assets
Consolidated	1,316,020	11.24%	994,898	8.50%	N/A	N/A
First Financial Bank	1,499,196	12.83%	993,535	8.50%	935,091	8.00%

Total capital to risk-weighted assets
Consolidated	1,635,003	13.97%	1,228,992	10.50%	N/A	N/A
First Financial Bank	1,557,967	13.33%	1,227,307	10.50%	1,168,864	10.00%

Leverage ratio
Consolidated	1,316,020	8.64%	609,014	4.00%	N/A	N/A
First Financial Bank	1,499,196	9.86%	608,128	4.00%	760,160	5.00%

	Actual		Minimum capital required - Basel III		PCA requirement to be considered well capitalized
(Dollars in thousands)	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
December 31, 2021
Common equity tier 1 capital to risk-weighted assets
Consolidated	$1,262,789	10.84%	$815,197	7.00%	N/A	N/A
First Financial Bank	1,513,175	13.01%	813,974	7.00%	$755,833	6.50%

Tier 1 capital to risk-weighted assets
Consolidated	1,306,571	11.22%	989,882	8.50%	N/A	N/A
First Financial Bank	1,513,708	13.02%	988,397	8.50%	930,256	8.00%

Total capital to risk-weighted assets
Consolidated	1,642,549	14.10%	1,222,795	10.50%	N/A	N/A
First Financial Bank	1,589,570	13.67%	1,220,960	10.50%	1,162,820	10.00%

Leverage ratio
Consolidated	1,306,571	8.70%	600,410	4.00%	N/A	N/A
First Financial Bank	1,513,708	10.10%	599,578	4.00%	749,472	5.00%

Shareholder dividends. First Financial paid a dividend of $0.23 per common share on March 15, 2022 to shareholders of record as of March 1, 2022. Additionally, First Financial's board of directors authorized a dividend of $0.23 per common share, payable on June 15, 2022 to shareholders of record as of June 1, 2022.

Share repurchases. Effective January 2022, First Financial's board of directors approved a stock repurchase plan (the 2022 Repurchase Plan), replacing the 2020 Repurchase Plan which became effective in January 2021. The 2022 Repurchase Plan continues for two years and authorized the purchase of up to 5,000,000 shares of the Company's common stock and will expire in December 2023. First Financial did not repurchase any shares under this plan in the first quarter of 2022. Therefore, at March 31, 2022, all 5,000,000 common shares remained available for repurchase under the 2022 Repurchase Plan.

The 2020 Repurchase Plan was authorized in December of 2020 and authorized the repurchase of up to 5,000,000 shares of the Company's common stock. First Financial did not repurchase any shares in the fourth quarter of 2021 under this plan, but repurchased 840,115 shares at an average price of $21.40 in the first quarter of 2021.

Shareholders' equity. Total shareholders’ equity was $2.1 billion at March 31, 2022 and $2.3 billion at December 31, 2021.

For further detail, see the Consolidated Statements of Changes in Shareholders’ Equity.

ENTERPRISE RISK MANAGEMENT

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

For a full discussion of these risks, see the Enterprise Risk Management section in Management's Discussion and Analysis in First Financial’s 2021 Annual Report on Form 10-K. The sections that follow provide additional discussion related to credit risk and market risk.

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

Non-maturity deposit modeling is particularly dependent on the assumption for repricing sensitivity known as a beta. Beta is the amount by which First Financial’s interest bearing non-maturity deposit rates will increase when short-term interest rates rise. The Company utilized a weighted average deposit beta of 35% in its interest rate risk modeling as of March 31, 2022.

First Financial also includes an assumption for the migration of non-maturity deposit balances into CDs for all upward rate scenarios beginning with the +100 bps scenario, thereby increasing deposit costs and reducing asset sensitivity.

Presented below is the estimated impact on First Financial’s NII and EVE position as of March 31, 2022, assuming immediate, parallel shifts in interest rates:

	% Change from base case for immediate parallel changes in rates
	-100 bps(1)	+100 bps	+200 bps
NII-Year 1	(6.86)%	9.76%	19.37%
NII-Year 2	(10.45)%	12.10%	21.95%
EVE	(5.85)%	4.54%	8.52%
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

First Financial was within policy limits set for the disclosed interest rate scenarios as of March 31, 2022. The projected results for NII and EVE reflected an asset sensitive position, due to a strong funding mix of low cost transactional deposits supporting loans primarily priced off the short end of the rate curve. First Financial continues to manage its balance sheet with a bias toward asset sensitivity while simultaneously balancing the potential earnings impact of this strategy.

First Financial continually evaluates the sensitivity of its interest rate risk position to modeling assumptions. The following table reflects First Financial’s estimated NII sensitivity profile as of March 31, 2022 assuming a 25% increase and a 25% reduction to the beta assumption on managed rate deposits:

	Beta sensitivity (% change from base)
	+100 BP		+200 BP
	Beta 25% lower	Beta 25% higher	Beta 25% lower	Beta 25% higher
NII-Year 1	11.13%	8.38%	20.70%	18.04%
NII-Year 2	13.44%	10.76%	23.25%	20.65%

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

The bank has continued to update liquidity risk management processes, such as refining the contingency funding plan, proactively meeting frequently, securing additional contingent borrowing capacity, and developing additional ad-hoc liquidity reporting to monitor funding inflows and outflows. Management is closely monitoring overall loan and deposit trends as the broader macroeconomic environment responds to changing monetary policy. For further discussion of the Company's liquidity, please see the Liquidity section within Management's Discussion and Analysis.

CRITICAL ACCOUNTING POLICIES

First Financial’s Consolidated Financial Statements are prepared based on the application of the Company's accounting policies.  These policies require the reliance on estimates and assumptions which are inherently subjective and may be susceptible to significant change.  Changes in underlying factors, assumptions or estimates could have a material impact on First Financial’s future financial condition and results of operations. In management’s opinion, certain accounting policies have a more significant impact than others on First Financial’s financial reporting.  For First Financial, these policies currently include accounting for the ACL - loans and leases, goodwill, pension and income taxes.  These accounting policies are discussed in detail in the Critical Accounting Policies section of Management’s Discussion and Analysis in First Financial’s 2021 Annual Report.  There were no changes to the accounting policies for the ACL, goodwill, pension or income taxes during the three months ended March 31, 2022.

ACCOUNTING AND REGULATORY MATTERS

Note 2 - Recently Adopted and Issued Accounting Standards in the Notes to Consolidated Financial Statements discusses new accounting standards adopted by First Financial in 2022 and 2021, as well as the expected impact of accounting standards issued but not yet adopted.  To the extent the adoption of new accounting standards materially affects financial condition, results of operations or liquidity, the impacts are discussed in the applicable Notes to the Consolidated Financial Statements and sections of Management’s Discussion and Analysis.

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
•future credit quality and performance, including our expectations regarding future loan losses and our allowance for credit losses
•the effect of and changes in policies and laws or regulatory agencies, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and other legislation and regulation relating to the banking industry;
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
•current and future economic and market conditions, including the effects of changes in housing prices, fluctuations in unemployment rates, U.S. fiscal debt, budget and tax matters, geopolitical matters, and any slowdown in global economic growth;
•the adverse impact on the U.S. economy, including the markets in which we operate, of the novel coronavirus, which causes the Coronavirus disease 2019 (“COVID-19”), global pandemic, and the impact on the performance of our loan and lease portfolio, the market value of our investment securities, the availability of sources of funding and the demand for our products;

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

Additional factors that may cause our actual results to differ materially from those described in our forward-looking statements can be found in our Form 10-K for the year ended December 31, 2021, as well as our other filings with the SEC, which are available on the SEC website at www.sec.gov.

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

On December 31, 2021, First Financial acquired Summit Funding Group, Inc. The internal control over financial reporting of Summit's operations were excluded from the evaluation of effectiveness of First Financial's disclosure controls and procedures as of the period end covered by this report as a result of the timing of the acquisition. As a result of the Summit acquisition, First Financial will be evaluating changes to processes, information technology systems and other components of internal control over financial reporting as part of its integration activities. The acquired Summit operations represents 1.7% of total consolidated assets as of the period covered by this report.

Changes in Internal Control over Financial Reporting
There were no changes in First Financial's internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, First Financial's internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.Legal Proceedings.

There have been no material changes to the disclosure in response to "Part I - Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Item 1A.Risk Factors.

There are a number of factors that may adversely affect the Company's business, financial results, or stock price. See "Risk Factors" as disclosed in response to "Item 1A. to Part I - Risk Factors" of Form 10-K for the year ended December 31, 2021.

There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On December 22, 2020, the Board announced that it authorized a stock repurchase plan that provided for the purchase of up to 5,000,000 shares of common stock of the Company (the 2020 Repurchase Plan). The 2020 Repurchase Plan became effective January 1, 2021, upon the expiration of the previously authorized stock repurchase plan, but was terminated in December 2021 and replaced with a new plan effective January 1, 2022. The Company did not purchase any shares under the 2022 Repurchase Plan in the first quarter of 2022.

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

FIRST FINANCIAL BANCORP.
(Registrant)

/s/ James M. Anderson		/s/ Scott T. Crawley
James M. Anderson		Scott T. Crawley
Executive Vice President and Chief Financial Officer		Senior Vice President and Controller
(Principal Accounting Officer)

Date	5/5/2022	Date	5/5/2022