Form 10-Q
period 2022-06-30
FIRST FINANCIAL BANCORP /OH/
filed 2022-08-05
CIK 708955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                           June 30, 2022

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
Yes  ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The registrant has one class of common stock (no par value) with 94,873,937 shares outstanding at August 4, 2022.

FIRST FINANCIAL BANCORP.

Glossary of Abbreviations and Acronyms

First Financial has identified the following list of abbreviations and acronyms that are used in the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

ABL	Asset backed lending	FRB	Federal Reserve Bank
ACL	Allowance for credit losses	FTE	Fully tax equivalent
AFS	Available-for-sale	GAAP	U.S. Generally Accepted Accounting Principles
Allowance	Collectively or individually, Allowance for credit losses	HTC	Historic tax credit
AOCI	Accumulated other comprehensive income	HTM	Held-to-maturity
ASC	Accounting standards codification	Insignificant	Less than $0.1 million
ASU	Accounting standards update	IRLC	Interest rate lock commitment
Bank	First Financial Bank	LGD	Loss Given Default
Basel III	Basel Committee regulatory capital reforms, Third Basel Accord	LIHTC	Low income housing tax credit
BGF or Bannockburn	Bannockburn Global Forex, LLC	MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
Bp/bps	Basis point(s)	MSFG	MainSource Financial Group, Inc.
BOLI	Bank owned life insurance	N/A	Not applicable
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	NII	Net interest income
CDs	Certificates of deposit	NMTC	New market tax credit
C&I	Commercial & industrial	OREO	Other real estate owned
CRE	Commercial real estate	PCA	Prompt corrective action
Company	First Financial Bancorp.	PCD	Purchased credit deteriorated
DDA	Demand deposit account	PPP	Paycheck Protection Program
Dodd-Frank	Dodd–Frank Wall Street Reform and Consumer Protection Act	R&S	Reasonable and Supportable
ERM	Enterprise risk management	ROU	Right-of-use
EVE	Economic value of equity	SAB	Staff Accounting Bulletin
Fair Value Topic	FASB ASC Topic 820, Fair Value Measurement	SEC	U.S. Securities and Exchange Commission
FASB	Financial Accounting Standards Board	SFG or Summit	Summit Funding Group, Inc.
FDIC	Federal Deposit Insurance Corporation	SOFR	Secured Overnight Financing Rate
FHLB	Federal Home Loan Bank	Topic 842	FASB ASC Topic 842, Leasing
First Financial	First Financial Bancorp.	TDR	Troubled debt restructuring
Form 10-K	First Financial Bancorp. Annual Report on Form 10-K	USD	United States dollars

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Cash and due from banks	$302,549	$220,031
Interest-bearing deposits with other banks	184,974	214,811
Investment securities available-for-sale, at fair value (amortized cost $4,128,546 at June 30, 2022 and $4,180,589 at December 31, 2021)	3,843,580	4,207,846
Investment securities held-to-maturity (fair value $83,990 at June 30, 2022 and $99,898 at December 31, 2021)	88,057	98,420
Other investments	132,151	102,971
Loans held for sale, at fair value	22,044	29,482
Loans and leases
Commercial & industrial	2,927,175	2,720,028
Lease financing	146,639	109,624
Construction real estate	449,734	455,894
Commercial real estate	4,007,037	4,226,614
Residential real estate	965,387	896,069
Home equity	725,700	708,399
Installment	146,680	119,454
Credit card	52,065	52,217
Total loans and leases	9,420,417	9,288,299
Less: Allowance for credit losses	(117,885)	(131,992)
Net loans and leases	9,302,532	9,156,307
Premises and equipment	191,099	193,040
Operating leases	82,659	60,811
Goodwill	999,959	1,000,749
Other intangibles	82,889	88,898
Accrued interest and other assets	1,011,221	955,775
Total assets	$16,243,714	$16,329,141

Liabilities
Deposits
Interest-bearing demand	$3,096,365	$3,198,745
Savings	4,029,717	4,157,374
Time	1,026,918	1,330,263
Total interest-bearing deposits	8,153,000	8,686,382
Noninterest-bearing	4,124,111	4,185,572
Total deposits	12,277,111	12,871,954
Federal funds purchased and securities sold under agreements to repurchase	0	51,203
FHLB short-term borrowings	896,000	225,000
Other short-term borrowings	0	20,000
Total short-term borrowings	896,000	296,203
Long-term debt	358,578	409,832
Total borrowed funds	1,254,578	706,035
Accrued interest and other liabilities	643,355	492,210
Total liabilities	14,175,044	14,070,199

Shareholders' equity
Common stock - no par value
Authorized - 160,000,000 shares; Issued - 104,281,794 shares at both June 30, 2022 and December 31, 2021	1,637,237	1,640,358
Retained earnings	887,006	837,473
Accumulated other comprehensive income (loss)	(243,328)	(433)
Treasury stock, at cost, 9,833,002 shares at June 30, 2022 and 10,132,554 shares at December 31, 2021	(212,245)	(218,456)
Total shareholders' equity	2,068,670	2,258,942
Total liabilities and shareholders' equity	$16,243,714	$16,329,141
See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Interest income
Loans and leases, including fees	$97,091	$97,494	$184,273	$196,425
Investment securities
Taxable	23,639	19,524	45,735	38,131
Tax-exempt	4,916	4,871	9,347	9,914
Total interest on investment securities	28,555	24,395	55,082	48,045
Other earning assets	497	25	618	53
Total interest income	126,143	121,914	239,973	244,523
Interest expense
Deposits	2,963	3,693	5,586	8,026
Short-term borrowings	1,373	53	1,690	120
Long-term borrowings	4,612	4,142	9,156	8,475
Total interest expense	8,948	7,888	16,432	16,621
Net interest income	117,195	114,026	223,541	227,902
Provision for credit losses - loans and leases	(4,267)	(4,756)	(9,856)	(1,306)
Provision for credit losses - unfunded commitments	3,481	517	3,255	1,055
Net interest income after provision for credit losses	117,981	118,265	230,142	228,153
Noninterest income
Service charges on deposit accounts	7,648	7,537	15,377	14,683
Trust and wealth management fees	6,311	6,216	12,371	11,846
Bankcard income	3,823	3,732	7,160	6,860
Client derivative fees	1,353	1,795	2,152	3,351
Foreign exchange income	13,470	12,037	23,621	22,794
Leasing business income	7,247	0	13,323	0
Net gain from sales of loans	5,241	8,489	9,113	17,943
Net gain (loss) on sales/transfers of investment securities	0	(265)	3	(431)
Net gain (loss) on equity securities	(1,054)	161	(1,253)	273
Other	5,747	3,285	9,212	5,990
Total noninterest income	49,786	42,987	91,079	83,309
Noninterest expenses
Salaries and employee benefits	64,992	60,784	128,939	122,037
Net occupancy	5,359	5,535	11,105	11,239
Furniture and equipment	3,201	3,371	6,768	7,340
Data processing	8,334	7,864	16,598	15,151
Marketing	2,323	2,035	4,023	3,396
Communication	670	746	1,336	1,584
Professional services	2,214	2,029	4,373	3,479
State intangible tax	1,090	1,201	2,221	2,403
FDIC assessments	1,677	1,362	3,136	2,711
Intangible assets amortization	2,915	2,480	5,829	4,959
Leasing business expense	4,687	0	8,556	0
Other	5,765	12,236	13,148	17,850
Total noninterest expenses	103,227	99,643	206,032	192,149
Income before income taxes	64,540	61,609	115,189	119,313
Income tax expense	13,020	10,721	22,368	21,110
Net income	$51,520	$50,888	$92,821	$98,203
Net earnings per common share - basic	$0.55	$0.53	$0.99	$1.02
Net earnings per common share - diluted	$0.55	$0.52	$0.98	$1.01
Average common shares outstanding - basic	93,555,131	96,123,645	93,470,005	96,496,720
Average common shares outstanding - diluted	94,449,817	97,009,712	94,357,392	97,366,640
See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$51,520	$50,888	$92,821	$98,203
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on debt securities arising during the period	(101,078)	12,218	(243,479)	(18,750)
Change in retirement obligation	254	416	600	821
Unrealized gain (loss) on foreign currency exchange	(27)	0	(16)	0
Other comprehensive income (loss)	(100,851)	12,634	(242,895)	(17,929)
Comprehensive income (loss)	$(49,331)	$63,522	$(150,074)	$80,274

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Second Quarter
(Dollars in thousands except per share data)
(Unaudited)

	Common Stock		Retained	Accumulated other comprehensive	Treasury stock
	Shares	Amount	Earnings	income (loss)	Shares	Amount	Total
Balance at April 1, 2021	104,281,794	$1,633,137	$745,220	$18,101	(6,764,101)	$(137,516)	$2,258,942
Net income			50,888				50,888
Other comprehensive income (loss)				12,634			12,634
Cash dividends declared:
Common stock at $0.23 per share			(22,251)				(22,251)
Purchase of common stock					(1,308,945)	(32,864)	(32,864)
Restricted stock awards, net of forfeitures		(160)			(9,239)	(175)	(335)
Share-based compensation expense		2,493					2,493
Balance at June 30, 2021	104,281,794	$1,635,470	$773,857	$30,735	(8,082,285)	$(170,555)	$2,269,507
Balance at April 1, 2022	104,281,794	$1,634,903	$857,178	$(142,477)	(9,830,298)	$(212,159)	$2,137,445
Net income			51,520				51,520
Other comprehensive income (loss)				(100,851)			(100,851)
Cash dividends declared:
Common stock at $0.23 per share			(21,692)				(21,692)
Restricted stock awards, net of forfeitures		13			(2,704)	(86)	(73)
Share-based compensation expense		2,321					2,321
Balance at June 30, 2022	104,281,794	$1,637,237	$887,006	$(243,328)	(9,833,002)	$(212,245)	$2,068,670

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Year-to-date
(Dollars in thousands except per share data)
(Unaudited)

	Common Stock		Retained	Accumulated other comprehensive	Treasury stock
	Shares	Amount	Earnings	income (loss)	Shares	Amount	Total
Balance at January 1, 2021	104,281,794	$1,638,947	$720,429	$48,664	(6,259,865)	$(125,970)	$2,282,070
Net income			98,203				98,203
Other comprehensive income (loss)				(17,929)			(17,929)
Cash dividends declared:
Common stock at $0.46 per share			(44,775)				(44,775)
Purchase of common stock					(2,149,060)	(50,846)	(50,846)
Exercise of stock options, net of shares purchased		(36)			3,468	70	34
Restricted stock awards, net of forfeitures		(8,776)			323,172	6,191	(2,585)
Share-based compensation expense		5,335					5,335
Balance at June 30, 2021	104,281,794	$1,635,470	$773,857	$30,735	(8,082,285)	$(170,555)	$2,269,507
Balance at January 1, 2022	104,281,794	$1,640,358	$837,473	$(433)	(10,132,554)	$(218,456)	$2,258,942
Net income			92,821				92,821
Other comprehensive income (loss)				(242,895)			(242,895)
Cash dividends declared:
Common stock at $0.46 per share			(43,288)				(43,288)
Exercise of stock options, net of shares purchased		(160)			15,660	337	177
Restricted stock awards, net of forfeitures		(8,789)			283,892	5,874	(2,915)
Share-based compensation expense		5,828					5,828
Balance at June 30, 2022	104,281,794	$1,637,237	$887,006	$(243,328)	(9,833,002)	$(212,245)	$2,068,670

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six months ended
	June 30,
	2022	2021
Operating activities
Net income	$92,821	$98,203
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recapture of) credit losses	(6,601)	(251)
Depreciation and amortization	16,107	16,281
Stock-based compensation expense	5,828	5,335
Pension expense (income)	1,179	1,695
Net amortization (accretion) on investment securities	7,630	18,989
Net (gain) loss on sales of investment securities	(3)	431
Net (gain) loss from equity securities	1,253	(273)
Originations of loans held for sale	(207,855)	(423,914)
Net gains from sales of loans held for sale	(9,113)	(17,943)
Proceeds from sales of loans held for sale	211,009	447,255
Deferred income taxes	10,086	5,863
Amortization of operating leases	3,802	3,701
Payments for operating leases	(3,902)	(3,437)
Decrease (increase) cash surrender value of life insurance	(1,085)	(950)
Decrease (increase) in interest receivable	(2,026)	2,102
(Decrease) increase in interest payable	232	(1,720)
Decrease (increase) in other assets	(32,908)	93,861
(Decrease) increase in other liabilities	179,297	(39,569)
Net cash provided by (used in) operating activities	265,751	205,659

Investing activities
Proceeds from sales of securities available-for-sale	5,003	212,246
Proceeds from calls, paydowns and maturities of securities available-for-sale	443,254	550,239
Purchases of securities available-for-sale	(403,863)	(1,394,143)
Proceeds from calls, paydowns and maturities of securities held-to-maturity	10,500	20,371
Purchases of securities held-to-maturity	0	(1,000)
Purchases of other investment securities	(30,441)	(5,401)
Proceeds from calls, paydowns and maturities of other securities	8	9,440
Net decrease (increase) in interest-bearing deposits with other banks	29,837	(18,305)
Net decrease (increase) in loans and leases	(123,568)	378,739
Proceeds from disposal of other real estate owned	170	1,036
Purchases of premises and equipment	(7,237)	(5,163)
Net change in operating leases	(20,358)	0
Life insurance death benefits	3,502	303
Net cash provided by (used in) investing activities	(93,193)	(251,638)

Financing activities
Net (decrease) increase in total deposits	(594,843)	274,177
Net (decrease) increase in short-term borrowings	599,797	306,197
Payments on long-term debt	(51,634)	(463,382)
Cash dividends paid on common stock	(43,537)	(44,337)
Treasury stock purchase	0	(50,846)
Proceeds from exercise of stock options	177	34
Net cash provided by (used in) financing activities	(90,040)	21,843

Cash and due from banks
Change in cash and due from banks	82,518	(24,136)
Cash and due from banks at beginning of period	220,031	231,054
Cash and due from banks at end of period	$302,549	$206,918
	(continued on next page)

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(Unaudited)

	Six months ended
	June 30,
	2022	2021
Supplemental disclosures
Interest paid	$16,200	$18,341
Income taxes paid, net of refunds	$4,307	$10,938

Supplemental schedule for investing activities
Business combinations
Assets acquired, net of purchase consideration	$1,028	$0
Liabilities assumed	238	0
Goodwill	$(790)	$0

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
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

COVID-19. First Financial's operations and financial results have been significantly impacted by the COVID-19 pandemic. The spread of COVID-19 caused significant economic disruption throughout the United States as state and local governments issued stay at home orders and temporarily closed non-essential businesses. The full financial impact from the pandemic is unknown at this time, however prolonged disruption from the pandemic may adversely impact several industries within the Company's geographic footprint and impair the ability of First Financial's customers to fulfill their contractual obligations to the Company. This could cause First Financial to experience a material adverse effect on business operations, asset valuations, financial condition and results of operations. Material adverse impacts may include all or a combination of valuation impairments on First Financial's intangible assets, investments, loans, mortgage servicing rights or counter-party risk derivatives.
NOTE 2:  ACCOUNTING STANDARDS RECENTLY ADOPTED OR ISSUED

Standards Adopted in 2022

During the first quarter of 2022, the SEC issued SAB No. 121. This bulletin adds interpretive guidance on the accounting and disclosure of obligations to safeguard crypto assets held for platform users. This guidance was applicable no later than the financial statements covering the first interim or annual period ending after June 15, 2022. Management has reviewed its business activities and determined SAB 121 is not impactful to the Company’s Consolidated Financial Statements as of June 30, 2022 as the Company does not currently safeguard crypto assets.

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

Standards Issued But Not Yet Adopted

In March, 2022, the FASB issued ASU 2022-02 - Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This standard eliminates the accounting guidance on TDRs for creditors in ASC 310-40 and amends the guidance on “vintage disclosures” to require disclosure of current period gross write-offs by year of origination. The ASU also updates the requirements related to accounting for credit losses under ASC 326 and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Entities are permitted to early adopt these amendments, including adoption in any interim period, provided that the amendments are adopted as of the beginning of the annual reporting period that includes the interim period of adoption. The adoption of this standard is expected to result in amended disclosures in the Company's Consolidated Financial Statements; however, it is not expected to materially impact the Company's results of operations.

NOTE 3:  INVESTMENTS

For the three months ended June 30, 2022, there were no sales of AFS securities. For the six months ended June 30, 2022, there were sales of $5.0 million of AFS securities with insignificant gross realized gains and gross realized losses. For the three months ended June 30, 2021, there were sales of $219.7 million of AFS securities with gross realized gains of $2.5 million and gross realized losses of $2.8 million. For the six months ended June 30, 2021, there were $271.8 million sales of AFS securities with $3.1 million of gross realized gains and $3.5 million of gross realized losses.

The following is a summary of HTM and AFS investment securities as of June 30, 2022:

	Held-to-maturity				Available-for-sale
(Dollars in thousands)	Amortized cost	Unrecognized gain	Unrecognized loss	Fair value	Amortized cost	Unrealized gain	Unrealized loss	Fair value
U.S. Treasuries	$0	$0	$0	$0	$36,723	$0	$(3,343)	$33,380
Securities of U.S. government agencies and corporations	0	0	0	0	79,684	0	(9,576)	70,108
Mortgage-backed securities - residential	0	0	0	0	697,784	5	(70,037)	627,752
Mortgage-backed securities - commercial	38,327	0	(2,541)	35,786	762,091	3	(31,727)	730,367
Collateralized mortgage obligations	10,178	0	(460)	9,718	556,531	384	(40,072)	516,843
Obligations of state and other political subdivisions	8,302	133	(123)	8,312	1,070,377	2,710	(88,243)	984,844
Asset-backed securities	0	0	0	0	798,356	128	(42,052)	756,432
Other securities	31,250	0	(1,076)	30,174	127,000	168	(3,314)	123,854
Total	$88,057	$133	$(4,200)	$83,990	$4,128,546	$3,398	$(288,364)	$3,843,580

The following is a summary of HTM and AFS investment securities as of December 31, 2021:

	Held-to-maturity				Available-for-sale
(Dollars in thousands)	Amortized cost	Unrecognized gain	Unrecognized loss	Fair value	Amortized cost	Unrealized gain	Unrealized loss	Fair value
U.S. Treasuries	$0	$0	$0	$0	$34,961	$4	$(189)	$34,776
Securities of U.S. government agencies and corporations	0	0	0	0	78,998	248	(129)	79,117
Mortgage-backed securities - residential	0	0	0	0	728,050	6,635	(10,548)	724,137
Mortgage-backed securities - commercial	46,362	651	0	47,013	729,948	4,294	(2,352)	731,890
Collateralized mortgage obligations	11,882	221	0	12,103	696,258	7,979	(6,497)	697,740
Obligations of state and other political subdivisions	8,926	915	0	9,841	1,058,735	35,591	(8,594)	1,085,732
Asset-backed securities	0	0	0	0	720,638	1,521	(2,578)	719,581
Other securities	31,250	176	(485)	30,941	133,001	2,114	(242)	134,873
Total	$98,420	$1,963	$(485)	$99,898	$4,180,589	$58,386	$(31,129)	$4,207,846

The following table provides a summary of investment securities by contractual maturity as of June 30, 2022, except for residential and commercial mortgage-backed securities, collateralized mortgage obligations and asset-backed securities, which are shown as single totals due to the unpredictability of the timing in principal repayments.

	Held-to-maturity		Available-for-sale
(Dollars in thousands)	Amortized cost	Fair value	Amortized cost	Fair value
By Contractual Maturity:
Due in one year or less	$0	$0	$6,850	$6,839
Due after one year through five years	1,080	1,082	105,078	103,623
Due after five years through ten years	36,316	35,350	359,473	336,171
Due after ten years	2,156	2,054	842,383	765,553
Mortgage-backed securities - residential	0	0	697,784	627,752
Mortgage-backed securities - commercial	38,327	35,786	762,091	730,367
Collateralized mortgage obligations	10,178	9,718	556,531	516,843
Asset-backed securities	0	0	798,356	756,432
Total	$88,057	$83,990	$4,128,546	$3,843,580

Unrealized gains and losses on debt securities available for sale are generally due to fluctuations in current market yields relative to the yields of the securities at their amortized cost. All AFS securities with unrealized losses are reviewed quarterly to determine if any impairment exists, requiring a write-down to fair value. For AFS securities in an unrealized loss position, the Company first assesses whether it intends to sell or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For debt securities available-for-sale in an unrealized loss position that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis.

First Financial does not intend to sell, and it is not more likely than not that the Company will be required to sell, debt securities prior to maturity or recovery of the recorded value. The Company recorded no reserves on investment securities for the periods ended June 30, 2022 or December 31, 2021.

As of June 30, 2022, the Company's investment securities portfolio consisted of 1,449 securities, of which 939 were in an unrealized loss position. As of December 31, 2021, the Company's investment securities portfolio consisted of 1,418 securities, of which 327 were in an unrealized loss position.

Primarily all of First Financial’s HTM debt securities are issued by U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. The remainder of the Company's HTM securities are non-agency collateralized mortgage obligations and obligations of state and other political subdivisions which currently carry ratings no lower than A+. There were no HTM securities on nonaccrual status or past due as of June 30, 2022 or December 31, 2021.

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by security type. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The Company did not record an ACL for these securities as of June 30, 2022 or December 31, 2021.

The following tables provide the fair value and gross unrealized losses on investment securities in an unrealized loss position for which an ACL has not been recorded, aggregated by investment category and the length of time the individual securities have been in a continuous loss position:

	June 30, 2022
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. Treasuries	$33,380	$(3,343)	$0	$0	$33,380	$(3,343)
Securities of U.S. Government agencies and corporations	70,108	(9,576)	0	0	70,108	(9,576)
Mortgage-backed securities - residential	400,570	(37,708)	224,382	(32,329)	624,952	(70,037)
Mortgage-backed securities - commercial	737,115	(30,907)	27,765	(3,361)	764,880	(34,268)
Collateralized mortgage obligations	429,951	(29,304)	73,602	(11,228)	503,553	(40,532)
Obligations of state and other political subdivisions	626,316	(67,853)	126,912	(20,513)	753,228	(88,366)
Asset-backed securities	714,112	(39,664)	25,917	(2,388)	740,029	(42,052)
Other securities	116,117	(3,883)	11,744	(507)	127,861	(4,390)
Total	$3,127,669	$(222,238)	$490,322	$(70,326)	$3,617,991	$(292,564)

	December 31, 2021
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. Treasuries	$24,755	$(190)	$0	$0	$24,755	$(190)
Securities of U.S. Government agencies and corporations	17,382	(128)	0	0	17,382	(128)
Mortgage-backed securities - residential	459,098	(8,375)	78,090	(2,173)	537,188	(10,548)
Mortgage-backed securities - commercial	205,520	(2,149)	13,818	(203)	219,338	(2,352)
Collateralized mortgage obligations	369,318	(6,110)	12,485	(387)	381,803	(6,497)
Obligations of state and other political subdivisions	380,735	(7,543)	55,568	(1,051)	436,303	(8,594)
Asset-backed securities	482,118	(2,578)	0	0	482,118	(2,578)
Other securities	31,896	(354)	11,877	(373)	43,773	(727)
Total	$1,970,822	$(27,427)	$171,838	$(4,187)	$2,142,660	$(31,614)

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

Lending activities are primarily concentrated in states where the Bank operates banking centers (Ohio, Indiana, Kentucky and Illinois). First Financial also has certain lending platforms that extend beyond the geographic banking center footprint to provide financing to franchise owners and clients within the financial services industry as well as equipment lease financing to commercial businesses.

In accordance with the CARES Act and the 2021 Consolidated Appropriations Act, First Financial participated in offering PPP loans to its customers. These loans provide a direct incentive for small businesses to keep their workers on the payroll and to maintain their operations during the COVID-19 pandemic. PPP loans are eligible to be forgiven provided certain conditions are met. As of June 30, 2022, First Financial had $8.5 million in PPP loans, net of unearned fees of $0.4 million. As of December 31, 2021, First Financial had $55.6 million in PPP loans, net of unearned fees of $2.6 million.

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

The following table sets forth the Company's loan portfolio at June 30, 2022 by risk attribute and origination date:

(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Term Total	Revolving	Total
Commercial & industrial
Pass	$325,110	$647,089	$384,291	$281,475	$135,440	$229,061	$2,002,466	$851,946	$2,854,412
Special mention	0	337	17,943	5,607	14,533	1,855	40,275	9,028	49,303
Substandard	2,681	1,843	352	2,619	975	10,274	18,744	3,085	21,829
Doubtful	0	0	0	0	0	1,631	1,631	0	1,631
Total	$327,791	$649,269	$402,586	$289,701	$150,948	$242,821	$2,063,116	$864,059	$2,927,175
Lease financing
Pass	$20,806	$38,104	$37,910	$21,414	$17,257	$10,812	$146,303	$0	$146,303
Special mention	0	0	119	0	0	0	119	0	119
Substandard	0	0	0	182	21	14	217	0	217
Total	$20,806	$38,104	$38,029	$21,596	$17,278	$10,826	$146,639	$0	$146,639
Construction real estate
Pass	$24,761	$206,791	$134,445	$40,933	$398	$12,023	$419,351	$21,379	$440,730
Special mention	0	0	0	0	9,004	0	9,004	0	9,004
Substandard	0	0	0	0	0	0	0	0	0
Total	$24,761	$206,791	$134,445	$40,933	$9,402	$12,023	$428,355	$21,379	$449,734
Commercial real estate - investor
Pass	$207,449	$560,230	$338,559	$798,201	$339,175	$599,050	$2,842,664	$22,842	$2,865,506
Special mention	0	0	20,378	21,262	40,144	13,974	95,758	495	96,253
Substandard	0	0	6	35,367	557	30,353	66,283	0	66,283
Doubtful	0	0	0	0	2,546	0	2,546	0	2,546
Total	$207,449	$560,230	$358,943	$854,830	$382,422	$643,377	$3,007,251	$23,337	$3,030,588
Commercial real estate - owner
Pass	$91,197	$154,858	$174,846	$109,212	$126,449	$268,907	$925,469	$8,493	$933,962
Special mention	0	5,383	2,239	2,545	3,569	14,784	28,520	0	28,520
Substandard	0	59	36	713	11,230	1,929	13,967	0	13,967
Total	$91,197	$160,300	$177,121	$112,470	$141,248	$285,620	$967,956	$8,493	$976,449
Residential real estate
Performing	$152,348	$271,360	$215,004	$120,384	$55,956	$142,741	$957,793	$0	$957,793
Nonperforming	0	715	651	1,671	937	3,620	7,594	0	7,594
Total	$152,348	$272,075	$215,655	$122,055	$56,893	$146,361	$965,387	$0	$965,387
Home equity
Performing	$15,282	$36,141	$41,255	$13,100	$9,279	$30,521	$145,578	$576,134	$721,712
Nonperforming	0	55	180	171	88	490	984	3,004	3,988
Total	$15,282	$36,196	$41,435	$13,271	$9,367	$31,011	$146,562	$579,138	$725,700
Installment
Performing	$34,269	$46,973	$9,625	$5,662	$3,903	$4,406	$104,838	$41,398	$146,236
Nonperforming	62	265	59	9	10	0	405	39	444
Total	$34,331	$47,238	$9,684	$5,671	$3,913	$4,406	$105,243	$41,437	$146,680
Credit cards
Performing	$0	$0	$0	$0	$0	$0	$0	$51,595	$51,595
Nonperforming	0	0	0	0	0	0	0	470	470
Total	$0	$0	$0	$0	$0	$0	$0	$52,065	$52,065
Grand Total	$873,965	$1,970,203	$1,377,898	$1,460,527	$771,471	$1,376,445	$7,830,509	$1,589,908	$9,420,417

The following table sets forth the Company's loan portfolio at December 31, 2021 by risk attribute and origination date:

(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Term Total	Revolving	Total
Commercial & industrial
Pass	$711,198	$442,064	$339,507	$164,273	$119,580	$154,835	$1,931,457	$700,246	$2,631,703
Special mention	389	4,867	5,993	16,057	6,511	4,918	38,735	21,505	60,240
Substandard	2,220	434	2,843	1,224	12,640	1,465	20,826	7,259	28,085
Total	$713,807	$447,365	$348,343	$181,554	$138,731	$161,218	$1,991,018	$729,010	$2,720,028
Lease financing
Pass	$31,697	$21,536	$19,095	$15,494	$6,821	$4,765	$99,408	$0	$99,408
Special mention	0	10,216	0	0	0	0	10,216	0	10,216
Substandard	0	0	0	0	0	0	0	0	0
Total	$31,697	$31,752	$19,095	$15,494	$6,821	$4,765	$109,624	$0	$109,624
Construction real estate
Pass	$95,991	$200,421	$96,726	$15,886	$317	$12,719	$422,060	$18,299	$440,359
Special mention	0	6,531	0	9,004	0	0	15,535	0	15,535
Substandard	0	0	0	0	0	0	0	0	0
Total	$95,991	$206,952	$96,726	$24,890	$317	$12,719	$437,595	$18,299	$455,894
Commercial real estate - investor
Pass	$537,183	$379,217	$944,915	$367,946	$294,147	$434,641	$2,958,049	$66,579	$3,024,628
Special mention	0	7,479	18,136	18,006	15,566	34,153	93,340	0	93,340
Substandard	1,616	6	21,312	6,628	6,918	307	36,787	0	36,787
Total	$538,799	$386,702	$984,363	$392,580	$316,631	$469,101	$3,088,176	$66,579	$3,154,755
Commercial real estate - owner
Pass	$204,291	$184,564	$121,150	$135,463	$119,489	$259,504	$1,024,461	$7,565	$1,032,026
Special mention	970	2,283	2,262	3,751	1,381	5,512	16,159	0	16,159
Substandard	162	727	6,541	12,513	1,730	1,963	23,636	38	23,674
Doubtful	0	0	0	0	0	0	0	0	0
Total	$205,423	$187,574	$129,953	$151,727	$122,600	$266,979	$1,064,256	$7,603	$1,071,859
Residential real estate
Performing	$258,537	$230,699	$138,239	$64,310	$34,606	$162,924	$889,315	$0	$889,315
Nonperforming	236	970	1,193	598	339	3,418	6,754	0	6,754
Total	$258,773	$231,669	$139,432	$64,908	$34,945	$166,342	$896,069	$0	$896,069
Home equity
Performing	$42,298	$45,638	$14,713	$11,221	$7,603	$30,588	$152,061	$553,245	$705,306
Nonperforming	72	161	44	67	56	234	634	2,459	3,093
Total	$42,370	$45,799	$14,757	$11,288	$7,659	$30,822	$152,695	$555,704	$708,399
Installment
Performing	$58,209	$12,768	$8,213	$5,541	$3,925	$2,201	$90,857	$28,353	$119,210
Nonperforming	6	61	32	9	1	56	165	79	244
Total	$58,215	$12,829	$8,245	$5,550	$3,926	$2,257	$91,022	$28,432	$119,454
Credit cards
Performing	$0	$0	$0	$0	$0	$0	$0	$51,772	$51,772
Nonperforming	0	0	0	0	0	0	0	445	445
Total	$0	$0	$0	$0	$0	$0	$0	$52,217	$52,217
Grand Total	$1,945,075	$1,550,642	$1,740,914	$847,991	$631,630	$1,114,203	$7,830,455	$1,457,844	$9,288,299

Delinquency. Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the date of the scheduled payment.

Loan delinquency, including loans classified as nonaccrual, was as follows:

	As of June 30, 2022
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 90 days past due	Total past due	Current	Total	> 90 days past due and still accruing
Loans
Commercial & industrial	$1,550	$27	$3,587	$5,164	$2,922,011	$2,927,175	$0
Lease financing	0	0	0	0	146,639	146,639	0
Construction real estate	0	0	0	0	449,734	449,734	0
Commercial real estate-investor	0	0	3,103	3,103	3,027,485	3,030,588	0
Commercial real estate-owner	931	0	61	992	975,457	976,449	0
Residential real estate	3,980	1,344	2,269	7,593	957,794	965,387	0
Home equity	1,783	376	1,828	3,987	721,713	725,700	0
Installment	97	24	17	138	146,542	146,680	0
Credit card	357	183	236	776	51,289	52,065	142
Total	$8,698	$1,954	$11,101	$21,753	$9,398,664	$9,420,417	$142

	As of December 31, 2021
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 90 days past due	Total past due	Current	Total	> 90 days past due and still accruing
Loans
Commercial & industrial	$303	$2,006	$2,775	$5,084	$2,714,944	$2,720,028	$0
Lease financing	93	0	0	93	109,531	109,624	0
Construction real estate	0	0	0	0	455,894	455,894	0
Commercial real estate-investor	89	42	6,409	6,540	3,148,215	3,154,755	0
Commercial real estate-owner	56	2,207	637	2,900	1,068,959	1,071,859	0
Residential real estate	4,379	262	2,114	6,755	889,314	896,069	0
Home equity	1,214	692	1,186	3,092	705,307	708,399	0
Installment	162	37	45	244	119,210	119,454	0
Credit card	223	134	137	494	51,723	52,217	137
Total	$6,519	$5,380	$13,303	$25,202	$9,263,097	$9,288,299	$137

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

First Financial had 127 TDRs totaling $20.7 million at June 30, 2022, including $11.2 million on accrual status and $9.5 million classified as nonaccrual. First Financial had no commitments outstanding to lend additional funds to borrowers whose loan terms have been modified through TDRs, and the ACL included reserves of $3.5 million related to TDRs at June 30, 2022. Additionally, as of June 30, 2022, $5.2 million of accruing TDRs have been performing in accordance with the restructured terms for more than one year.

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

The following tables provide information on loan modifications classified as TDRs during the three and six months ended June 30, 2022 and 2021:

	Three months ended
	June 30, 2022			June 30, 2021
(Dollars in thousands)	Number of loans	Pre-modification loan balance	Period end balance	Number of loans	Pre-modification loan balance	Period end balance
Commercial & industrial	3	$5,584	$5,584	1	$1,761	$1,761
Construction real estate	0	0	0	0	0	0
Commercial real estate	0	0	0	0	0	0
Residential real estate	3	324	317	3	97	90
Home equity	0	0	0	1	16	16
Installment	0	0	0	0	0	0
Total	6	$5,908	$5,901	5	$1,874	$1,867

	Six months ended
	June 30, 2022			June 30, 2021
(Dollars in thousands)	Number of loans	Pre-modification loan balance	Period end balance	Number of loans	Pre-modification loan balance	Period end balance
Commercial & industrial	6	$10,049	$8,825	5	$4,967	$4,831
Construction real estate	0	0	0	0	0	0
Commercial real estate	1	387	80	7	10,015	9,046
Residential real estate	6	664	643	13	1,120	1,090
Home equity	1	32	32	2	30	30
Installment	0	0	0	0	0	0
Total	14	$11,132	$9,580	27	$16,132	$14,997

For TDRs identified during the three and six months ended June 30, 2022, there were $0.8 million and $3.2 million of charge-offs for the portion of TDRs determined to be uncollectible, respectively. For TDRs identified during the three months ended June 30, 2021, there were no charge-offs for the portion of TDRs determined to be uncollectible. For TDRs identified during the six months ended June 30, 2021, there were insignificant charge-offs for the portion of TDRs determined to be uncollectible.

The following table provides information on how TDRs were modified during the three and six months ended June 30, 2022 and 2021:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2022	2021	2022	2021
Extended maturities	$3,345	$0	$3,345	$0
Adjusted interest rates	0	0	0	0
Combination of rate and maturity changes	0	0	0	0
Forbearance	317	84	3,964	6,247
Bankruptcies	0	21	0	6,580
Other (1)	2,239	1,762	2,271	2,170
Total	$5,901	$1,867	$9,580	$14,997
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

For each of the three and six month periods ended June 30, 2022 and June 30, 2021, there were no TDR relationships for which there was a payment default during the period that occurred within twelve months of the loan modifications.

As stated in the CARES Act and subsequently modified by the Consolidated Appropriations Act, loan modifications in response to COVID-19 executed on loans that were not more than 30 days past due as of December 31, 2019 and executed between March 1, 2020 and January 1, 2022 are not required to be reported as TDR.

As of June 30, 2022, the Company's loan portfolio included no active loan modifications made under the guidance of the CARES Act that were not classified as TDR. As of December 31, 2021, the Company had $16.5 million of active loan modifications made under the guidance of the CARES Act that were not classified as TDR. These modifications were comprised of two commercial loans making interest-only payments.

Nonperforming loans. Loans classified as nonaccrual and loans modified as TDRs are considered nonperforming. The following table provides information on nonperforming loans:

	June 30, 2022			December 31, 2021
(Dollars in thousands)	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual
Nonaccrual loans (1)
Commercial & industrial	$6,292	$5,383	$11,675	$11,077	$6,285	$17,362
Lease financing	0	217	217	0	203	203
Construction real estate	0	0	0	0	0	0
Commercial real estate	0	14,650	14,650	17,716	1,796	19,512
Residential real estate	260	8,619	8,879	0	8,305	8,305
Home equity	0	3,331	3,331	0	2,922	2,922
Installment	0	170	170	0	88	88
Total nonaccrual loans	$6,552	$32,370	$38,922	$28,793	$19,599	$48,392
(1) Nonaccrual loans include nonaccrual TDRs of $9.5 million and $16.0 million as of June 30, 2022 and December 31, 2021, respectively.

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2022	2021	2022	2021
Interest income effect on nonperforming loans
Gross amount of interest that would have been recorded under original terms	$815	$1,591	$1,588	$3,078
Interest included in income
Nonaccrual loans	268	442	558	925
Troubled debt restructurings	111	87	162	173
Total interest included in income	379	529	720	1,098
Net impact on interest income	$436	$1,062	$868	$1,980

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

	June 30, 2022
	Type of Collateral
(Dollar in thousands)	Business assets	Commercial real estate	Equipment	Land	Residential real estate	Other	Total
Class of loan
Commercial & industrial	$11,586	$0	$30	$0	$0	$59	$11,675
Lease financing	0	0	217	0	0	0	217
Commercial real estate-investor	0	3,103	0	0	101	0	3,204
Commercial real estate-owner	0	5,889	5,468	36	53	0	11,446
Residential real estate	0	0	0	0	8,879	0	8,879
Home equity	0	0	0	0	3,331	0	3,331
Installment	0	0	0	0	0	170	170
Total	$11,586	$8,992	$5,715	$36	$12,364	$229	$38,922

	December 31, 2021
	Type of Collateral
(Dollar in thousands)	Business assets	Commercial real estate	Equipment	Land	Residential real estate	Other	Total
Class of loan
Commercial & industrial	$13,171	$15	$833	$0	$0	$3,343	$17,362
Leasing	0	0	203	0	0	0	203
Commercial real estate-investor	0	6,362	0	0	422	0	6,784
Commercial real estate-owner	0	6,673	5,937	38	80	0	12,728
Residential real estate	0	0	0	0	8,305	0	8,305
Home equity	0	0	0	0	2,922	0	2,922
Installment	0	0	0	0	0	88	88
Total	$13,171	$13,050	$6,973	$38	$11,729	$3,431	$48,392

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

The components of the Company's net investments in direct financing and sales-type leases, which are included in Lease financing on the Consolidated Balance Sheets are as follows:

(Dollar in thousands)	June 30, 2022	December 31, 2021
Direct financing leases
Lease receivables	$45,308	$49,843
Unguaranteed residual values	16,535	19,714
Sales-type leases
Lease receivables	84,796	40,067
Unguaranteed residual values	0	0
Total net investment in direct financing and sales-type leases	$146,639	$109,624

Interest income for direct financing and sales-type leases was $2.6 million and $0.7 million for the three months ended June 30, 2022 and June 30, 2021, respectively. Interest income for direct financing and sales-type leases was $4.9 million and $1.4 million for the six months ended June 30, 2022 and June 30, 2021, respectively.

The remaining maturities of lease receivables were as follows:

(Dollars in thousands)	Direct financing and Sales-type
Remainder of 2022	$18,797
2023	31,428
2024	29,327
2025	16,575
2026	18,388
Thereafter	29,300
Total lease payments	143,815
Less: unearned interest income	(13,711)
Net lease receivables	$130,104

OREO. OREO consists of properties acquired by the Company primarily through the loan foreclosure or repossession process, that results in partial or total satisfaction of problem loans.

Changes in OREO were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2022	2021	2022	2021
Balance at beginning of period	$72	$854	$98	$1,287
Additions
Commercial & industrial	0	98	0	98
Residential real estate	64	0	136	0
Total additions	64	98	136	98
Disposals
Commercial & industrial	0	(522)	(98)	(768)
Residential real estate	(72)	(81)	(72)	(268)
Total disposals	(72)	(603)	(170)	(1,036)
Valuation adjustment
Commercial & industrial	0	(9)	0	(9)
Residential real estate	(42)	0	(42)	0
Total valuation adjustment	(42)	(9)	(42)	(9)
Balance at end of period	$22	$340	$22	$340

NOTE 5:  ALLOWANCE FOR CREDIT LOSSES

Allowance for credit losses - loans and leases. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. The ACL is increased by provision expense and decreased by charge-offs, net of recoveries of amounts previously charged-off. First Financial's policy is to charge-off all or a portion of a loan when, in management's opinion, it is unlikely to collect the principal amount owed in full either through payments from the borrower or a guarantor or from the liquidation of collateral. Cumulative recovery payments credited to the ACL for any loan do not exceed the amount charged-off. Accrued interest receivable on loans and leases, which totaled $31.4 million and $29.5 million as of June 30, 2022 and December 31, 2021, respectively, is excluded from the estimate of credit losses.

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

The Company utilized the Moody's June baseline forecast as its R&S forecast in the quantitative model. For reasonableness, the Company also considered the impact to the model from alternative, more adverse economic forecasts, slower prepayment speeds and increased default rates. These alternative analyses were utilized to inform the Company's qualitative adjustments. Additionally, First Financial considered its credit exposure to certain industries believed to be at risk for future credit stress, such as franchise, hotel and investor commercial real estate lending when making qualitative adjustments to the ACL model.

First Financial's ACL is influenced by loan volumes, risk rating migration or delinquency status, and other conditions impacting loss expectations, such as reasonable and supportable forecasts of economic conditions.  For the three and six months ended June 30, 2022, the ACL declined due to improvements in economic forecasts and the Company's improved credit outlook.

Changes in the allowance by loan category were as follows:

	Three months ended June 30, 2022
			Real Estate
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction real estate	Commercial real estate	Residential real estate	Home Equity	Installment	Credit card	Total
Allowance for credit losses:
Balance at beginning of period	$37,783	$2,093	$11,410	$51,512	$6,152	$9,676	$1,075	$4,429	$124,130
Provision for credit losses	1,992	124	555	(10,431)	1,201	966	428	898	(4,267)
Gross charge-offs	(773)	(8)	0	(3,419)	(4)	(22)	(361)	(212)	(4,799)
Recoveries	177	3	0	2,194	34	360	47	6	2,821
Total net charge-offs	(596)	(5)	0	(1,225)	30	338	(314)	(206)	(1,978)
Ending allowance for credit losses	$39,179	$2,212	$11,965	$39,856	$7,383	$10,980	$1,189	$5,121	$117,885

	Three months ended June 30, 2021
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction real estate	Commercial real estate	Residential real estate	Home Equity	Installment	Credit card	Total
Allowance for credit losses:
Balance at beginning of period	$45,139	$1,015	$22,734	$78,669	$7,748	$10,760	$1,235	$2,623	$169,923
Provision for credit losses	5,182	442	(2,378)	(6,398)	(877)	(1,153)	16	410	(4,756)
Loans charged off	(3,729)	0	0	(2,041)	(46)	(240)	(77)	(179)	(6,312)
Recoveries	205	0	3	75	54	317	37	44	735
Total net charge-offs	(3,524)	0	3	(1,966)	8	77	(40)	(135)	(5,577)
Ending allowance for credit losses	$46,797	$1,457	$20,359	$70,305	$6,879	$9,684	$1,211	$2,898	$159,590

	Six months ended June 30, 2022
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction real estate	Commercial real estate	Residential real estate	Home equity	Installment	Credit card	Total
Allowance for credit losses:
Beginning balance	$44,052	$1,633	$11,874	$53,420	$6,225	$9,643	$1,097	$4,048	$131,992
Provision for credit losses	(1,811)	682	91	(12,561)	1,060	755	562	1,366	(9,856)
Loans charged off	(3,618)	(139)	0	(3,419)	(26)	(43)	(538)	(458)	(8,241)
Recoveries	556	36	0	2,416	124	625	68	165	3,990
Total net charge-offs	(3,062)	(103)	0	(1,003)	98	582	(470)	(293)	(4,251)
Ending allowance for credit losses	$39,179	$2,212	$11,965	$39,856	$7,383	$10,980	$1,189	$5,121	$117,885

	Six months ended June 30, 2021
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction real estate	Commercial real estate	Residential real estate	Home equity	Installment	Credit card	Total
Allowance for credit losses:
Beginning balance, prior to adoption of ASC 326	$51,454	$995	$21,736	$76,795	$8,560	$11,869	$1,215	$3,055	$175,679
Provision for credit losses	6,440	462	(1,378)	(3,469)	(1,732)	(1,828)	38	161	(1,306)
Loans charged off	(11,639)	0	(2)	(3,291)	(47)	(851)	(113)	(401)	(16,344)
Recoveries	542	0	3	270	98	494	71	83	1,561
Total net charge-offs	(11,097)	0	1	(3,021)	51	(357)	(42)	(318)	(14,783)
Ending allowance for credit losses	$46,797	$1,457	$20,359	$70,305	$6,879	$9,684	$1,211	$2,898	$159,590

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

The ACL on unfunded commitments was $16.7 million as of June 30, 2022 and $13.4 million as of December 31, 2021. Additionally, First Financial recorded a provision for credit losses on unfunded commitments of $3.5 million and $3.3 million for the three and six months ended June 30, 2022 and $0.5 million and $1.1 million for the three and six months ended June 30, 2021.

NOTE 6:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill. Assets and liabilities acquired in a business combination are recorded at their estimated fair values as of the acquisition date. The excess of the purchase price of the acquisition over the fair value of net assets acquired is recorded as goodwill.

Changes in the carrying amount of goodwill for the three and six months ended June 30, 2022 and June 30, 2021 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2022	2021	2022	2021
Balance at beginning of period	$999,959	$937,771	$1,000,749	$937,771
Goodwill resulting from business combinations	0	0	(790)	0
Balance at end of period	$999,959	$937,771	$999,959	$937,771

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

Goodwill is evaluated for impairment on an annual basis as of October 1 of each year, or whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value. First Financial performed its most recent annual impairment test as of October 1, 2021 and no impairment was indicated. As of June 30, 2022, no events or changes in circumstances indicated that the fair value of the reporting unit was below its carrying value.

Other intangible assets. Other intangible assets consist primarily of core deposit, customer list and other miscellaneous intangibles, such as purchase commissions, non-compete agreements and trade name intangibles.

Core deposit intangibles represent the estimated fair value of acquired customer deposit relationships on the date of acquisition and are amortized on an accelerated basis over their estimated useful lives. First Financial's core deposit intangibles have an estimated weighted average remaining life of 5.7 years.

First Financial recorded a customer list intangible asset in conjunction with the Summit acquisition to account for the obligation or advantage on the part of either the Company or the customer to continue the pre-existing relationship subsequent to the merger. The customer list intangible asset is being amortized on a straight-line basis over its estimated useful life of 12 years and was $28.9 million and $30.1 million at June 30, 2022 and December 31, 2021, respectively. Additionally, First Financial recorded a customer list intangible asset in conjunction with the Bannockburn acquisition which is being amortized on a straight-line basis over its estimated useful life of 11 years. The Bannockburn customer list net intangible asset was $29.3 million and $31.1 million at June 30, 2022 and December 31, 2021, respectively.

Amortization expense recognized on intangible assets for the three months ended June 30, 2022 and June 30, 2021 was $2.9 million and $2.5 million, respectively. Amortization expense recognized on intangible assets for the six months ended June 30, 2022 and June 30, 2021 was $5.8 million and $5.0 million, respectively.

The gross carrying amount and accumulated amortization of other intangible assets at June 30, 2022 and December 31, 2021 were as follows:

(Dollars in thousands)	June 30, 2022		December 31, 2021
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Amortized intangible assets
Core deposit intangibles	$45,256	$(28,509)	$45,256	$(26,911)
Customer list	69,563	(11,410)	69,563	(8,362)
Other	14,079	(6,090)	14,589	(5,237)
Total	$128,898	$(46,009)	$129,408	$(40,510)

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

With the adoption of Topic 842, operating lease agreements were required to be recognized on the Consolidated Balance Sheets as an ROU asset and a corresponding lease liability. The Company's right to use an asset over the life of a lease is recorded as a ROU asset in Accrued interest and other assets on the Consolidated Balance Sheets and was $54.5 million and $57.2 million at June 30, 2022 and December 31, 2021, respectively. Certain adjustments to the ROU asset may be required for items such as initial direct costs paid or incentives received. First Financial recorded a $64.8 million and $67.6 million lease liability in Accrued interest and other liabilities on the Consolidated Balance Sheet at June 30, 2022 and December 31, 2021, respectively.

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

The components of lease expense were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2022	2021	2022	2021
Operating lease cost	$1,903	$1,850	$3,802	$3,701
Short-term lease cost	4	26	7	55
Variable lease cost	720	676	1,459	1,355
Total operating lease cost	$2,627	$2,552	$5,268	$5,111

Future minimum commitments due under these lease agreements as of June 30, 2022 are as follows:

(Dollars in thousands)	Operating leases
2022 (remaining six months)	$3,945
2023	7,760
2024	7,363
2025	6,668
2026	6,262
Thereafter	50,177
Total lease payments	82,175
Less imputed interest	17,381
Total	$64,794

The weighted average remaining lease term and discount rate for the Company's operating leases were as follows:

	June 30, 2022	December 31, 2021
Operating leases
Weighted-average remaining lease term	13.4 years	13.9 years
Weighted-average discount rate	3.23%	3.25%

Supplemental cash information at June 30, 2022 and 2021 related to leases was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,960	$1,647	$3,902	$3,437
ROU assets obtained in exchange for lease obligations
Operating leases	110	633	2,111	6,424

NOTE 8: OPERATING LEASES - LESSOR

First Financial provides financing for various types of equipment through a variety of leasing arrangements. Operating leases are carried at cost less accumulated depreciation in the Consolidated Balance Sheets. Operating leases were $82.7 million and $60.8 million at June 30, 2022 and December 31, 2021, respectively, net of accumulated depreciation of $32.1 million and $25.5 million at June 30, 2022 and December 31, 2021, respectively. The Company recorded lease income of $5.6 million and $10.3 million relating to lease payments for operating leases in leasing business revenue in the Consolidated Statement of Income for the three and six months ended June 30, 2022, respectively. Depreciation expense related to operating lease equipment was $4.7 million and $8.6 million for the three and six months ended June 30, 2022, respectively.

First Financial performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. First Financial recognized no impairment losses associated with operating lease assets for the three or six months ended June 30, 2022. Recognized impairment losses, if any, would be recorded in Leasing business income in the Consolidated Statements of Income.

The future lease payments receivable from operating leases as of June 30, 2022 are as follows:

(Dollars in thousands)	Undiscounted cash flows
2022 (remaining six months)	$13,371
2023	22,847
2024	15,919
2025	7,018
2026	2,840
Thereafter	501
Total operating lease payments	$62,496

NOTE 9:  BORROWINGS

Short-term borrowings on the Consolidated Balance Sheets include repurchase agreements utilized for corporate sweep accounts with cash management account agreements in place, federal funds purchased, overnight advances from the FHLB and a short-term line of credit. All repurchase agreements are subject to terms and conditions agreed to by the Bank and the client. To secure its liability to the client, the Bank is authorized to sell or repurchase U.S. Treasury, government agency and mortgage-backed securities. As of June 30, 2022, the Bank had no securities sold under agreements to repurchase. At December 31, 2021, the Bank had $51.3 million of securities sold under agreements to repurchase.

First Financial had no federal funds purchased at either June 30, 2022 or December 31, 2021. The Company had $896.0 million in short-term borrowings with the FHLB at June 30, 2022 and $225.0 million at December 31, 2021. These short-term borrowings are used to manage normal liquidity needs and support the Company's asset and liability management strategies.

First Financial also has a $40.0 million short-term credit facility with an unaffiliated bank that matures in December, 2022, which is included in short-term borrowings. This facility has a variable interest rate and provides First Financial additional liquidity, if needed, for various corporate activities including the repurchase of First Financial common stock and the payment of dividends to shareholders. As of June 30, 2022, First Financial had no outstanding balance, and at December 31, 2021, First

Financial had an outstanding balance of $20.0 million. The credit agreement requires First Financial to comply with certain covenants including those related to asset quality and capital levels, and First Financial was in compliance with all covenants associated with this facility as of both June 30, 2022 and December 31, 2021. This credit facility also required First Financial to pledge as collateral the Bank's common stock where the lender is granted a security interest in this collateral.

The following is a summary of First Financial's short-term borrowings:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Federal funds purchased and securities sold under agreements to repurchase	$0	$51,203
FHLB short-term borrowings	896,000	225,000
Other short-term borrowings	0	20,000
Total short-term borrowings	$896,000	$296,203

First Financial had $358.6 million and $409.8 million of long-term debt as of June 30, 2022 and December 31, 2021 respectively, which included subordinated notes, capital lease liabilities and an interest free loan with a municipality.

The following is a summary of First Financial's long-term debt:

	June 30, 2022		December 31, 2021
(Dollars in thousands)	Amount	Average rate	Amount	Average rate
Subordinated notes	$313,476	5.07%	$313,248	4.86%
Unamortized debt issuance costs	(2,191)	N/A	(2,384)	N/A
Capital lease liability	1,740	3.82%	1,781	3.81%
Capital loan with municipality	775	0.00%	775	0.00%
Subtotal	313,800	5.08%	313,420	4.88%

Acquired in Summit acquisition
Bank lines of credit	0	0.00%	23,030	2.77%
Notes issued in conjunction with acquisition of property and equipment	44,778	4.46%	73,382	4.09%
Total notes payable acquired in Summit acquisition	44,778	4.46%	96,412	3.77%
Total long-term debt	$358,578	5.00%	$409,832	4.62%

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

In 2015, First Financial issued $120.0 million of subordinated notes, which have a fixed interest rate of 5.13% payable semiannually and mature in August 2025. These notes are not redeemable by the Company, or callable by the holders of the notes prior to maturity. In addition, First Financial acquired $49.5 million of variable rate subordinated notes in the MSFG merger that were issued to previously formed trusts in exchange for the trust proceeds. These notes were recorded at fair value at the date of the MSFG merger and the Consolidated Balance Sheet includes $43.5 million and $43.2 million for these notes at June 30, 2022 and December 31, 2021, respectively. Interest on the acquired subordinated notes is payable quarterly, in arrears, and the Company has the option to defer interest payments for a period not to exceed 20 consecutive quarters. These acquired subordinated notes mature 30 years after the date of original issuance and may be called at par following the 5 year anniversary of issuance. The subordinated notes are treated as Tier 2 capital for regulatory capital purposes and are included in Long-term debt on the Consolidated Balance Sheets.

Additionally, in conjunction with the acquisition of Summit, First Financial assumed $96.4 million in outstanding long-term borrowings at December 31, 2021. These outstanding long-term borrowings consisted of $23.0 million of lines of credit with other banks utilized to operate the business and carried an average interest rate of 2.77%. These lines of credit were paid off in

January 2022. Additionally, acquired long-term borrowings included $44.8 million and $73.4 million of term notes, both with and without recourse, with an average interest rate of 4.46% and 4.09% at June 30, 2022 and December 31, 2021, respectively. These term notes were used to finance Summit's equity investment in the purchase of equipment to be leased to customers.

NOTE 10:  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss).  The following table summarizes the changes within each classification of AOCI:

	Three months ended June 30, 2022
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Unrealized gain (loss) on debt securities	$(129,632)	$0	$(129,632)	$28,554	$(101,078)	$(121,363)	$(101,078)	$(222,441)
Retirement obligation	0	(330)	330	(76)	254	(20,500)	254	(20,246)
Foreign currency translation	(27)	0	(27)	0	(27)	$(614)	$(27)	(641)
Total	$(129,659)	$(330)	$(129,329)	$28,478	$(100,851)	$(142,477)	$(100,851)	$(243,328)

	Three months ended June 30, 2021
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Unrealized gain (loss) on debt securities	$15,316	$(265)	$15,581	$(3,363)	$12,218	$42,608	$12,218	$54,826
Retirement obligation	0	(539)	539	(123)	416	(24,507)	416	(24,091)
Total	$15,316	$(804)	$16,120	$(3,486)	$12,634	$18,101	$12,634	$30,735

	Six months ended June 30, 2022
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Unrealized gain (loss) on debt securities	$(312,111)	$(3)	$(312,108)	$68,629	$(243,479)	$21,038	$(243,479)	$(222,441)
Retirement obligation	0	(655)	655	(55)	600	(20,846)	600	(20,246)
Foreign currency translation	(16)	0	(16)	0	(16)	(625)	(16)	(641)
Total	$(312,127)	$(658)	$(311,469)	$68,574	$(242,895)	$(433)	$(242,895)	$(243,328)

	Six months ended June 30, 2021
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Unrealized gain (loss) on debt securities	$(24,342)	$(431)	$(23,911)	$5,161	$(18,750)	$73,576	$(18,750)	$54,826
Retirement obligation	0	(1,064)	1,064	(243)	821	(24,912)	821	(24,091)
Total	$(24,342)	$(1,495)	$(22,847)	$4,918	$(17,929)	$48,664	$(17,929)	$30,735

The following table presents the activity reclassified from accumulated other comprehensive income into income during the three and six month periods ended June 30, 2022 and 2021, respectively:

	Amount reclassified from accumulated other comprehensive income (loss)
	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2022	2021	2022	2021	Affected Line Item in the Consolidated Statements of Income
Realized gain (loss) on securities available-for-sale	$0	$(265)	$(3)	$(431)	Net gains (losses) on sales of investments securities
Defined benefit pension plan
Amortization of prior service cost (1)	75	102	150	202	Other noninterest expense
Recognized net actuarial loss (1)	(405)	(641)	(805)	(1,266)	Other noninterest expense
Defined benefit pension plan total	(330)	(539)	(655)	(1,064)
Total reclassifications for the period, before tax	$(330)	$(804)	$(658)	$(1,495)
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

At June 30, 2022, for the interest rate derivatives, the Company had a total counterparty notional amount outstanding of $2.3 billion, spread among six counterparties, with an estimated fair value of $91.4 million. At December 31, 2021, the Company had interest rate derivatives with a total counterparty notional amount outstanding of $2.4 billion, spread among six counterparties, with an estimated fair value of $74.2 million.

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

Foreign exchange contracts. First Financial may enter into foreign exchange derivative contracts for the benefit of commercial customers to hedge their exposure to foreign currency fluctuations. Similar to the hedging of interest rate risk from interest rate derivative contracts, First Financial also enters into foreign exchange contracts with major financial institutions to economically hedge a substantial portion of the exposure from client driven foreign exchange activity. These derivatives are classified as free-standing instruments with the revaluation gain or loss recorded in Foreign exchange income in the Consolidated Statements of Income. The Company has risk limits and internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits performed by independent risk management. At June 30, 2022, the Company had total counterparty notional amount outstanding of $6.6 billion spread among five counterparties, with an estimated fair value of $29.9 million. At December 31, 2021, the Company had total counterparty notional amounts outstanding of $6.4 billion spread among four counterparties, with an estimated fair value of $15.2 million.

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

The following table details the classification and amounts of client derivatives and foreign exchange contracts recognized in the Consolidated Balance Sheets:

		June 30, 2022			December 31, 2021
			Estimated fair value			Estimated fair value
(Dollars in thousands)	Balance sheet classification	Notional amount	Gain	Loss	Notional amount	Gain	Loss
Client derivatives - instruments associated with loans
Matched interest rate swaps with borrower	Accrued interest and other assets	$2,308,506	$5,821	$(95,712)	$2,430,587	$84,694	$(7,508)
Matched interest rate swaps with counterparty	Accrued interest and other liabilities	2,308,506	95,712	(5,821)	2,430,587	7,508	(84,701)
Foreign exchange contracts
Matched foreign exchange contracts with customers	Accrued interest and other assets	6,550,294	96,449	(66,562)	6,423,085	67,988	(52,780)
Match foreign exchange contracts with counterparty	Accrued interest and other liabilities	6,520,113	66,562	(96,449)	6,399,432	52,780	(67,988)
Total		$17,687,419	$264,544	$(264,544)	$17,683,691	$212,970	$(212,977)

The following table discloses the gross and net amounts of client derivatives and foreign exchange contracts recognized in the Consolidated Balance Sheets:

	June 30, 2022			December 31, 2021
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Consolidated Balance Sheets	Net amounts of (assets)/liabilities presented in the Consolidated Balance Sheets	Gross amounts of recognized liabilities	Gross amounts offset in the Consolidated Balance Sheets	Net amounts of (assets)/liabilities presented in the Consolidated Balance Sheets
Client derivatives (1)
Matched interest rate swaps with counterparty	$101,533	$(296,696)	$(195,163)	$92,209	$(149,647)	$(57,438)
Foreign exchange contracts with counterparty	163,011	(47,691)	115,320	120,768	(56,443)	64,325
Total	$264,544	$(344,387)	$(79,843)	$212,977	$(206,090)	$6,887
(1) Includes accrued interest receivable and collateral.

The following table details the derivative financial instruments, the average remaining maturities and the weighted-average interest rates being paid and received by First Financial at June 30, 2022:

(Dollars in thousands)	Notional amount	Average maturity (years)	Fair value
Client derivatives-interest rate contracts
Receive fixed, matched interest rate swaps with borrower	$2,308,506	5.5	$(89,891)
Pay fixed, matched interest rate swaps with counterparty	2,308,506	5.5	89,891
Client derivatives-foreign exchange contracts
Foreign exchange contracts-pay USD	6,550,294	0.5	29,887
Foreign exchange contracts-receive USD	6,520,113	0.5	(29,887)
Total client derivatives	$17,687,419	1.8	$0

Credit derivatives. In conjunction with participating interests in commercial loans, First Financial periodically enters into risk participation agreements with counterparties whereby First Financial assumes a portion of the credit exposure associated with an interest rate swap on the participated loan in exchange for a fee. Under these agreements, First Financial will make payments to the counterparty if the loan customer defaults on its obligation to perform under the interest rate swap contract with the counterparty. The total notional value of these agreements totaled $381.1 million as of June 30, 2022 and $362.8 million as of December 31, 2021. The fair value of these agreements is recorded in Accrued interest and other liabilities on the Consolidated Balance Sheets and was insignificant at June 30, 2022 and $0.1 million at December 31, 2021.

Mortgage derivatives. First Financial enters into IRLCs and forward commitments for the future delivery of mortgage loans to third party investors, which are considered derivatives. When borrowers secure IRLCs with First Financial and the loans are intended to be sold, First Financial will enter into forward commitments for the future delivery of the loans to third party investors in order to hedge against the effect of changes in interest rates impacting IRLCs and loans held for sale. At June 30, 2022, the notional amount of the IRLCs was $42.9 million and the notional amount of forward commitments was $52.3 million. As of December 31, 2021, the notional amount of IRLCs was $45.0 million and the notional amount of forward commitments was $62.5 million. The fair value on these agreements was $3.7 million and $3.3 million at June 30, 2022 and December 31, 2021, respectively, and was recorded in accrued interest and other assets on the Consolidated Balance Sheets.

NOTE 12:  COMMITMENTS AND CONTINGENCIES

First Financial offers a variety of financial instruments including loan commitments and letters of credit to assist clients in meeting their requirement for liquidity and credit enhancement. GAAP does not require these financial instruments to be recorded in the Consolidated Financial Statements.

First Financial utilizes the same credit policies in issuing commitments and conditional obligations as it does for credit instruments recorded on the Consolidated Balance Sheets. First Financial’s exposure to credit loss in the event of non-performance by the counterparty was represented by the contractual amounts of those instruments. First Financial adopted ASC 326 and therefore estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life consistent with the Company's ACL methodology for loans and leases. Adjustments to the reserve for unfunded commitments are recorded in Provision for credit losses - unfunded commitments in the Consolidated Statements of Income. First Financial had $16.7 million and $13.4 million of reserves for unfunded commitments recorded in Accrued interest and other liabilities on the Consolidated Balance Sheets at June 30, 2022 and December 31, 2021, respectively.

Loan commitments. Loan commitments are agreements to extend credit to a client, absent any violation of conditions established in the commitment agreement.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments will expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if deemed necessary by First Financial upon extension of credit, is based on management’s credit evaluation of the client.  The collateral held varies, but may include securities, real estate, inventory, plant or equipment.  First Financial had commitments outstanding to extend credit totaling $4.2 billion at June 30, 2022 and $4.0 billion at December 31, 2021. As of June 30, 2022, loan commitments with a fixed interest rate totaled $127.4 million while commitments with variable interest rates totaled $4.1 billion. At December 31, 2021, loan commitments with a fixed interest rate totaled $129.2 million while commitments with variable interest rates totaled $3.8 billion. First Financial's fixed rate loan commitments have interest rates ranging from 0.00% to 21.00% for both June 30, 2022 and December 31, 2021 and have maturities ranging from less than one year to 30.9 years for both June 30, 2022 and December 31, 2021.

The following table presents by type First Financial's active loan balances and related obligations to extend credit:

	June 30, 2022		December 31, 2021
(dollars in thousands)	Unfunded commitment	Loan balance	Unfunded commitment	Loan balance
Commercial & industrial	$1,690,430	$2,927,175	$1,545,995	$2,720,028
Lease financing	9,466	146,639	18,037	109,624
Construction real estate	579,079	449,734	484,038	455,894
Commercial real estate-investor	84,744	3,030,588	65,660	3,154,755
Commercial real estate-owner	32,059	976,449	29,824	1,071,859
Residential real estate	62,330	965,387	50,043	896,069
Home equity	860,941	725,700	822,343	708,399
Installment	16,472	146,680	15,985	119,454
Credit card	223,101	52,065	217,006	52,217
Total	$3,558,622	$9,420,417	$3,248,931	$9,288,299

Letters of credit. Letters of credit are conditional commitments issued by First Financial to guarantee the performance of a client to a third party.  First Financial’s letters of credit consist of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services.  The risk to First Financial arises from its obligation to make payment in the event of the client's contractual default to produce the contracted good or service to a third party.  First Financial issued letters of credit aggregating $35.1 million and $41.1 million at June 30, 2022 and December 31, 2021, respectively. Management conducts regular reviews of these instruments on an individual client basis.

Risk participation agreements. First Financial is a party in risk participation transactions of interest rate swaps, which had total notional amount of $381.1 million and $362.8 million at June 30, 2022 and December 31, 2021, respectively.

Affordable housing projects and other tax credit investments. First Financial is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved qualified affordable housing, renewable energy, or other renovation or community revitalization projects. These investments are included in Accrued interest and other assets in the Consolidated Balance Sheets, with any unfunded commitments included in Accrued interest and other liabilities in the Consolidated Balance Sheets. As of June 30, 2022, First Financial expects to recover its remaining investments through the use of the tax credits that are generated by the investments.

The following table summarizes First Financial's investments in affordable housing projects and other tax credit investments.

(Dollars in thousands)		June 30, 2022		December 31, 2021
Investment	Accounting Method	Investment	Unfunded commitment	Investment	Unfunded commitment
LIHTC	Proportional amortization	$126,866	$72,935	$108,974	$57,341
HTC	Equity	2,319	56	2,581	56
NMTC	Equity	3,423	0	3,895	0
Renewable energy	Equity	18,550	4,956	18,585	15,114
Total		$151,158	$77,947	$134,035	$72,511

The following tables summarize First Financial's amortization expense and tax benefit recognized in affordable housing projects and other tax credit investments.

	Three months ended
	June 30, 2022		June 30, 2021
(Dollars in thousands)	Amortization expense (1)	Tax expense (benefit) recognized (2)	Amortization expense (1)	Tax expense (benefit) recognized (2)
LIHTC	$3,051	$(2,835)	$2,423	$(2,154)
HTC	0	(80)	64	(80)
NMTC	104	(53)	52	(53)
Renewable energy	0	0	1,040	(1,047)
Total	$3,155	$(2,968)	$3,579	$(3,334)

	Six months ended
	June 30, 2022		June 30, 2021
(Dollars in thousands)	Amortization expense (1)	Tax expense (benefit) recognized (2)	Amortization expense (1)	Tax expense (benefit) recognized (2)
LIHTC	$6,100	$(5,794)	$4,460	$(4,338)
HTC	0	(159)	219	(159)
NMTC	208	(105)	105	(105)
Renewable energy	0	0	1,040	(1,047)
Total	$6,308	$(6,058)	$5,824	$(5,649)

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

Like many banks, First Financial has been the subject of lawsuits relating to overdraft fees. This type of litigation is time consuming and expensive in large part due to the amount of data to be sorted and disclosed, in some cases going back multiple years. During the second and fourth quarters of 2021, First Financial determined that it was in its best interest to settle lawsuits in the states of Indiana and Ohio and have signed settlement agreements that are being presented to the court for approval. As such, First Financial recorded legal settlement expenses of $7.1 million which were recorded in Other noninterest expenses in the Consolidated Statements of Income during 2021. No legal settlement expenses were accrued or paid in any of the three months ended June 30, 2022. During the six months ended June 30, 2022, legal settlement expenses of $3.3 million were paid.

Additionally, as part of the ordinary course of business, First Financial and its subsidiaries are parties to other litigation, including claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral, foreclosure interests that are incidental to our regular business activities and other matters. While the ultimate liability with respect to these litigation matters and claims cannot be determined at this time, First Financial believes that damages, if any, and other amounts relating to pending matters are not probable or cannot be reasonably estimated as of June 30, 2022. Reserves are established for these various matters of litigation when appropriate under FASB ASC Topic 450, Contingencies, based in part upon the advice of legal counsel. First Financial had no reserves related to litigation matters as of June 30, 2022 or December 31, 2021.

NOTE 13:  INCOME TAXES

For the second quarter of 2022, income tax expense was $13.0 million, resulting in an effective tax rate of 20.2% compared with income tax expense of $10.7 million and an effective tax rate of 17.4% for the comparable period in 2021. For the first six months of 2022, income tax expense was $22.4 million, resulting in an effective tax rate of 19.4% compared with income tax expense of $21.1 million and an effective tax rate of 17.7% for the comparable period in 2021. The increase in the effective tax rate is primarily due to decreases in investment tax credits, higher forecasted income and stock compensation activity in the first six months of 2022 compared to the first six months of 2021.

At both June 30, 2022 and December 31, 2021, First Financial had $1.9 million of unrecognized tax benefits, as determined under FASB ASC Topic 740-10, Income Taxes, that if recognized would favorably impact the effective income tax rate in future periods. The unrecognized tax benefits relate to state income tax exposures where the Company believes it is likely that, upon examination, a state may take a position contrary to the position taken by First Financial. The Company believes that resolution regarding its uncertain tax positions is reasonably possible within the next twelve months and could result in full, partial or no recognition of the benefit. First Financial recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. At June 30, 2022 and December 31, 2021, the Company had no interest or penalties recorded.

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

First Financial made no cash contributions to fund the pension plan during the six months ended June 30, 2022 or the year ended December 31, 2021, and does not expect to make cash contributions to the plan through the remainder of 2022.

As a result of the plan’s actuarial projections, First Financial recorded expense as set forth in the following table. The amounts are recognized in First Financial’s Consolidated Statements of Income related to the Company's pension plan.

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2022	2021	2022	2021
Service cost	$2,334	$2,311	$4,759	$4,661
Interest cost	637	533	1,262	1,058
Expected return on assets	(2,747)	(2,538)	(5,497)	(5,088)
Amortization of prior service cost	(75)	(102)	(150)	(202)
Net actuarial loss	405	641	805	1,266
Net periodic benefit cost (income)	$554	$845	$1,179	$1,695

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

Bankcard income. The Company earns interchange fees from cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized concurrent with the transaction processing services provided to the cardholder. Interchange income is presented on the Consolidated Statements of Income net of expenses. Gross interchange income for the second quarter of 2022 was $7.7 million, which was partially offset by $3.8 million of expenses within Noninterest income. Gross interchange income for the second quarter of 2021 was $7.6 million, which was partially offset by $3.4 million of expenses within Noninterest income. Gross interchange income for the first six months of 2022 was $14.6 million, which was partially offset by $7.4 million of expenses within Noninterest income. Gross interchange income for the first six months of 2021 was $13.3 million, which was partially offset by $6.4 million of expenses.

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

NOTE 16:  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2022	2021	2022	2021
Numerator
Net income available to common shareholders	$51,520	$50,888	$92,821	$98,203

Denominator
Weighted average shares outstanding for basic earnings per common share	93,555,131	96,123,645	93,470,005	96,496,720
Effect of dilutive securities
Employee stock awards	894,686	886,067	887,387	869,920
Adjusted weighted average shares for diluted earnings per common share	94,449,817	97,009,712	94,357,392	97,366,640

Earnings per share available to common shareholders
Basic	$0.55	$0.53	$0.99	$1.02
Diluted	$0.55	$0.52	$0.98	$1.01

Stock options and warrants with exercise prices greater than the average market price of the common shares were not included in the computation of net income per diluted share, as they would have been antidilutive.  Using the end of period price of the Company's common shares, there were no antidilutive options at June 30, 2022 and June 30, 2021.

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

The estimated fair values of First Financial’s financial instruments not measured at fair value on a recurring or nonrecurring basis in the consolidated financial statements were as follows:

	Carrying	Estimated fair value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
June 30, 2022
Financial assets
Cash and short-term investments	$487,523	$487,523	$487,523	$0	$0
Investment securities held-to-maturity	88,057	83,990	0	83,990	0
Other investments	132,151	132,151	976	122,457	8,718
Loans and leases	9,302,532	8,940,344	0	0	8,940,344
Accrued interest receivable	46,648	46,648	0	15,297	31,351

Financial liabilities
Deposits	12,277,111	12,257,856	0	12,257,856	0
Short-term borrowings	896,000	896,000	896,000	0	0
Long-term debt	358,578	358,738	0	358,738	0
Accrued interest payable	4,730	4,730	477	4,253	0

	Carrying	Estimated fair value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
December 31, 2021
Financial assets
Cash and short-term investments	$434,842	$434,842	$434,842	$0	$0
Investment securities held-to-maturity	98,420	99,898	0	99,898	0
Other investments	102,971	102,971	1,331	92,025	9,615
Loans and leases	9,156,307	9,172,111	0	0	9,172,111
Accrued interest receivable	44,627	44,627	0	15,170	29,457

Financial liabilities
Deposits	12,871,954	12,869,567	0	12,869,567	0
Short-term borrowings	296,203	296,203	296,203	0	0
Long-term debt	409,832	411,569	0	411,569	0
Accrued interest payable	4,498	4,498	0	4,498	0

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

Collateral dependent loans. Collateral dependent loans carried at fair value have been partially charged-off or receive specific allocations of the allowance for credit losses. For collateral dependent loans, fair value is generally based on real estate appraisals, a calculation of enterprise value or a valuation of business assets including equipment, inventory and accounts receivable. These loans had a principal amount of $6.3 million and $28.8 million at June 30, 2022 and December 31, 2021, respectively, with a valuation allowance of $4.1 million and $9.7 million at June 30, 2022 and December 31, 2021, respectively.

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

Operating leases. First Financial performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable and therefore, the carrying value of Operating leases is not re-measured at fair value on a nonrecurring basis. When evaluating whether an individual asset is impaired, First Financial considers the current fair value of the asset, the changes in overall market demand for the asset and the rate of change in advancements associated with technological improvements that impact the demand for the specific asset under review. First Financial determines whether the carrying values of certain operating leases are not recoverable and as a result, records an impairment loss equal to the amount by which the carrying value of the assets exceeds the fair value. The fair value amounts are generally based on appraised values of the assets, resulting in a classification within Level 3 of the valuation hierarchy.

The financial assets and liabilities measured at fair value on a recurring basis in the consolidated financial statements were as follows:

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/liabilities at fair value
June 30, 2022
Assets
Investment securities available-for-sale	$33,380	$3,773,404	$36,796	$3,843,580
Loans held for sale	0	22,044	0	22,044
Interest rate derivative contracts	0	101,572	0	101,572
Foreign exchange derivative contracts	0	163,011	0	163,011
Total	$33,380	$4,060,031	$36,796	$4,130,207

Liabilities
Interest rate derivative contracts	$0	$101,619	$0	$101,619
Foreign exchange derivative contracts	0	163,011	0	163,011
Total	$0	$264,630	$0	$264,630

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/liabilities at fair value
December 31, 2021
Assets
Investment securities available-for-sale	$34,776	$4,134,889	$38,181	$4,207,846
Loans held for sale	0	29,482	0	29,482
Interest rate derivative contracts	0	92,328	0	92,328
Foreign exchange derivative contracts	0	120,768	0	120,768
Total	$34,776	$4,377,467	$38,181	$4,450,424

Liabilities
Interest rate derivative contracts	$0	$92,444	$0	$92,444
Foreign exchange derivative contracts	$0	$120,768	$0	$120,768
Total	$0	$213,212	$0	$213,212

The following table presents a reconciliation for certain AFS securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2022 and June 30, 2021.

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2022	2021	2022	2021
Beginning balance	$37,461	$39,678	$38,181	$40,575
Accretion (amortization)	(10)	(8)	(23)	(17)
Increase (decrease) in fair value	12	10	25	22
Settlements	(667)	(650)	(1,387)	(1,550)
Ending balance	$36,796	$39,030	$36,796	$39,030

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis.  Adjustments to the fair value of these assets usually result from the application of fair value accounting or write-downs of individual assets.  The following table summarizes financial assets and liabilities measured at fair value on a nonrecurring basis.

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3
June 30, 2022
Assets
Collateral dependent loans
Commercial	$0	$0	$2,208
Commercial real estate	0	0	0
OREO	0	0	22
Operating leases	0	0	0

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3
December 31, 2021
Assets
Collateral dependent loans
Commercial	$0	$0	$4,449
Commercial real estate	0	0	14,618
OREO	0	0	0

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

The aggregate fair value of the Company’s residential mortgage loans held for sale as of June 30, 2022 and December 31, 2021 was $22.0 million and $29.5 million, respectively. The aggregate unpaid principal balance of the Company’s residential mortgage loans held for sale as of June 30, 2022 and December 31, 2021 was $21.0 million and $27.2 million, respectively. The resulting difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected was $1.0 million and $2.3 million as of June 30, 2022 and December 31, 2021, respectively.

Changes in the estimated fair value of residential mortgage loans held for sale are reported as a component of Net gain from sales of loans in the Company’s Consolidated Statements of Income. The change in fair value of the Company’s residential mortgage loans held for sale resulted in a net gain of $0.1 million for the three months ended June 30, 2022 and a net loss of $0.7 million for the three months ended June 30, 2021. The change in fair value of the Company’s residential mortgage loans held for sale resulted in a net loss of $1.2 million and $2.0 million for the six months ended June 30, 2022 and June 30, 2021, respectively.

NOTE 18:  BUSINESS COMBINATIONS

On December 31, 2021, the Company completed its acquisition of Summit Funding Group, Inc. and its subsidiaries. Formerly privately held, Summit is a full service equipment financing company that originates, purchases, sells and services equipment leases to commercial businesses in the United States and Canada. Upon completion of the transaction, Summit became a subsidiary of the Bank and continues to operate as Summit Funding Group, taking advantage of its existing brand recognition within the equipment financing industry. Operating results related to the Summit acquisition were immaterial to 2021 consolidated financial statements, but are included in the Consolidated Statement of Income for the three and six months ended June 30, 2022.

Pursuant to the purchase agreement, First Financial agreed to acquire all of the issued and outstanding equity securities of Summit for aggregate consideration of approximately $127.1 million consisting of $113.5 million in cash and $10.0 million of First Financial common stock, and a $3.6 million earn-out payment. Pursuant to the purchase agreement, the “earn-out” payments are payable annually for each of the five years following the closing of the acquisition, contingent upon the results of Summit's operations. First Financial incurred expenses related to the Summit acquisition of $0.1 million in the second quarter of 2022, $0.3 million in the first half of 2022 and $2.6 million during the year ended December 31, 2021.

The Summit transaction was accounted for using the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date in accordance with FASB ASC Topic 805, Business Combinations. The fair value measurements of assets acquired and liabilities assumed were $186.8 million and $121.9 million, respectively, and included $41.8 million of financing leases and $75.3 million of operating leases. Acquisition accounting adjustments are considered preliminary at June 30, 2022. These present value measurements are subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values become available, and the measurement period ends in December 2022. Goodwill arising from the Summit acquisition was $62.2 million and reflects the business’s high growth potential and the expectation that the acquisition will provide additional revenue growth with the expansion of the Bank's leasing business. The goodwill is not deductible for income tax purposes as the transaction was accounted for as a tax-free exchange.  For further detail, see Note 6 – Goodwill and Other Intangible Assets.

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

EXECUTIVE SUMMARY

First Financial Bancorp. is a $16.2 billion financial holding company headquartered in Cincinnati, Ohio, which operates through its subsidiaries. These subsidiaries include First Financial Bank, an Ohio-chartered commercial bank, which operated 135 full service banking centers as of June 30, 2022. First Financial provides banking and financial services products to business and retail clients through its six lines of business: Commercial, Retail Banking, Mortgage Banking, Wealth Management, Investment Commercial Real Estate and Commercial Finance. Commercial Finance provides equipment and leasehold improvement financing for franchisees in the quick service and casual dining restaurant sector and commission-based financing, primarily to insurance agents and brokers, throughout the United States. Wealth Management had $3.0 billion in assets under management as of June 30, 2022 and provides a range of services which includes financial planning, investment management, trust administration, estate settlement, brokerage services and retirement planning.

MARKET STRATEGY

First Financial develops a competitive advantage by utilizing a local market focus to provide superior service and build long-term relationships with clients while helping them achieve greater financial success. First Financial serves a combination of metropolitan and community markets in Ohio, Indiana, Kentucky and Illinois through its full-service banking centers. First Financial also has certain lending platforms that extend beyond the geographic banking center footprint to provide financing to franchise owners and clients within the financial services industry as well as equipment lease financing to commercial businesses. First Financial's investment in community markets is an important part of the Bank's core funding base and has historically provided stable, low-cost funding sources.

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

First Financial acquired all of the issued and outstanding equity securities of Summit for aggregate consideration of approximately $127.1 million consisting of $113.5 million in cash, $10.0 million of First Financial common stock, and a $3.6 million earn-out payment. Under the purchase agreement, “earn-out” payments are payable annually for each of the five years following the closing of the acquisition, contingent upon the results of Summit's operations. First Financial incurred expenses related to the Summit acquisition of $0.1 million in the second quarter of 2022, $0.3 million in the first quarter of 2022 and $2.6 million during the year ended December 31, 2021.

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

Sales associates, support teams and management returned to corporate offices and operations centers in the second and third quarters of 2021. The Company has continued to prioritize the health and safety of clients and associates, although without the significant disruptions to its workforce that occurred at the onset of the pandemic.

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

The Bank underwent a significant level of cross training and redeployment of associate resources to rapidly meet the influx of client requests in response to the passage of the CARES Act, the establishment of the Paycheck Protection Program and the approval of the Consolidated Appropriations Act. As of June 30, 2022, the Company had $8.5 million of outstanding PPP loans, net of unearned fees, compared to $55.6 million as of of December 31, 2021.

The Company had $16.5 million of modified loans to COVID-19 impacted borrowers with principal amounts deferred and interest-only payments required as of December, 31, 2021. These loans had all returned to regular payment schedules as of June 30, 2022. As provided in the CARES Act and subsequently amended by the Consolidated Appropriations Act, loan modifications in response to COVID-19 that were executed between March 1, 2020 and January 1, 2022 on a loan that was not more than 30 days past due as of December 31, 2019 are not required to be reported as TDR.

OVERVIEW OF OPERATIONS

Second quarter 2022 net income was $51.5 million and earnings per diluted common share were $0.55. This compares with first quarter 2022 net income of $41.3 million and earnings per diluted common share of $0.44. For the six months ended
June 30, 2022, net income was $92.8 million and earnings per diluted common share were $0.98. This compares with net income of $98.2 million and earnings per diluted common share of $1.01 for the first six months of 2021.

Return on average assets for the second quarter of 2022 was 1.28% compared to 1.03% for the first quarter of 2022. Return on average shareholders’ equity for the second quarter of 2022 was 9.84% compared to 7.53% for the first quarter of 2022. Return on average assets for the six months ended June 30, 2022 was 1.16% compared to 1.23% for the same period in 2021, and return on average shareholders' equity was 8.66% and 8.73% for the first six months of 2022 and 2021, respectively.

(Dollars in thousands, except per share data)			June 30, 2022	December 31, 2021
Balance Sheet - End of Period
Total assets			$16,243,714	$16,329,141
Loans and leases			9,420,417	9,288,299
Investment securities			4,063,788	4,409,237
Deposits			12,277,111	12,871,954
Shareholders' equity			2,068,670	2,258,942

	Three months ended		Six months ended
	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021
Earnings
Net interest income	$117,195	$106,346	$223,541	$227,902
Net income	51,520	41,301	92,821	98,203

Per Share
Net income per common share-basic	$0.55	$0.44	$0.99	$1.02
Net income per common share-diluted	0.55	0.44	0.98	1.01
Cash dividends declared per common share	0.23	0.23	0.46	0.46
Tangible book value per common share (end of period)	10.27	10.97	10.27	13.08
Market price (end of period)	19.40	23.05	19.40	23.63

Ratios
Return on average assets	1.28%	1.03%	1.16%	1.23%
Return on average shareholders' equity	9.84%	7.53%	8.66%	8.73%
Return on average tangible shareholders' equity	20.68%	14.93%	17.65%	15.78%
Net interest margin	3.43%	3.12%	3.27%	3.31%
Net interest margin (FTE )	3.47%	3.17%	3.32%	3.35%
A discussion of First Financial's operating results for the three and six month periods ended June 30, 2022 follows.

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

	Three months ended		Six months ended
(Dollars in thousands)	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021
Net interest income	$117,195	$106,346	$223,541	$227,902
Tax equivalent adjustment	1,625	1,467	3,092	3,271
Net interest income - tax equivalent	$118,820	$107,813	$226,633	$231,173

Average earning assets	$13,722,904	$13,809,520	$13,765,973	$13,895,387

Net interest margin (1)	3.43%	3.12%	3.27%	3.31%
Net interest margin (fully tax equivalent) (1)	3.47%	3.17%	3.32%	3.35%
(1) Calculated using annualized net interest income divided by average earning assets.

First Financial believes return on average tangible common equity is an important measure for comparative purposes with other financial institutions, but it is not defined under GAAP, and therefore is considered a non-GAAP financial measure. This measure is useful for evaluating the performance of a business as it calculates the return available to common shareholders without the impact of intangible assets and their related amortization.

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

The following table reconciles non-GAAP capital ratios to GAAP:

	Three months ended		Six months ended
(Dollars in thousands)	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021
Net income (a)	$51,520	$41,301	$92,821	$98,203

Average total shareholders' equity	2,099,670	2,225,495	2,162,235	2,268,193
Less:
Goodwill	(999,958)	(1,000,238)	(1,000,097)	(937,771)
Other intangibles	(84,577)	(87,602)	(86,081)	(62,222)
Mortgage servicing rights	(15,777)	(15,431)	(15,605)	(13,031)
Average tangible equity (b)	999,358	1,122,224	1,060,452	1,255,169

Total shareholders' equity	2,068,670	2,137,445	2,068,670	2,269,507
Less:
Goodwill	(999,959)	(999,959)	(999,959)	(937,771)
Other intangibles	(82,889)	(85,891)	(82,889)	(59,391)
Mortgage servicing rights	(16,130)	(15,782)	(16,130)	(14,142)
Ending tangible equity (c)	969,692	1,035,813	969,692	1,258,203

	Three months ended		Six months ended
(Dollars in thousands)	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021
Total assets	16,243,714	16,009,150	16,243,714	16,037,919
Less:
Goodwill	(999,959)	(999,959)	(999,959)	(937,771)
Other intangibles	(82,889)	(85,891)	(82,889)	(59,391)
Mortgage servicing rights	(16,130)	(15,782)	(16,130)	(14,142)
Ending tangible assets (d)	15,144,736	14,907,518	15,144,736	15,026,615

Risk-weighted assets (e)	11,980,331	11,704,681	11,980,331	11,318,590

Total average assets	16,185,978	16,184,919	16,185,451	16,129,539
Less:
Goodwill	(999,958)	(1,000,238)	(1,000,097)	(937,771)
Other intangibles	(84,577)	(87,602)	(86,081)	(62,222)
Mortgage servicing rights	(15,777)	(15,431)	(15,605)	(13,031)
Average tangible assets (f)	15,085,666	15,081,648	15,083,668	15,116,515

Ending common shares outstanding (g)	94,448,792	94,451,496	94,448,792	96,199,509

Ratios
Return on average tangible shareholders' equity (a)/(b)	20.68%	14.93%	17.65%	15.78%
Ending tangible shareholders' equity as a percent of:
Ending tangible assets (c)/(d)	6.40%	6.95%	6.40%	8.37%
Risk-weighted assets (c)/(e)	8.09%	8.85%	8.09%	11.12%
Average tangible shareholders' equity of average tangible assets (b)/(f)	6.62%	7.44%	7.03%	8.30%
Tangible book value per share (c)/(g)	$10.27	$10.97	$10.27	$13.08

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

	Three months ended		Six months ended
(Dollars in thousands)	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021
Interest income
Loans and leases, including fees	$97,091	$87,182	$184,273	$196,425
Investment securities
Taxable	23,639	22,096	45,735	38,131
Tax-exempt	4,916	4,431	9,347	9,914
Total interest on investment securities	28,555	26,527	55,082	48,045
Other earning assets	497	121	618	53
Total interest income	126,143	113,830	239,973	244,523
Interest expense
Deposits	2,963	2,623	5,586	8,026
Short-term borrowings	1,373	317	1,690	120
Long-term borrowings	4,612	4,544	9,156	8,475
Total interest expense	8,948	7,484	16,432	16,621
Net interest income	$117,195	$106,346	$223,541	$227,902

Linked quarter comparison: Net interest income for the second quarter of 2022 was $117.2 million, an increase of $10.8 million, or 10.2%, from the first quarter of 2022. Net interest margin on a fully tax equivalent basis for the quarter ended June 30, 2022 was 3.47%, an increase of 30 bps when compared to 3.17% in the first quarter of 2022. The increase in net interest margin was driven by growth in interest income significantly outpacing a modest increase in interest expense during the period as an asset sensitive balance sheet repriced quicker in a rising rate environment than funding costs.

Interest income increased $12.3 million, or 10.8%, in the second quarter of 2022 when compared to the first quarter of 2022 largely due to a 34 bp increase in the loan yields, which were driven by an increase in interest rates. Average earning assets of $13.7 billion in the second quarter of 2022 decreased $86.6 million, or 0.6%, compared to the first quarter of 2022 as a decline in investment securities offset loan growth during the period.

Interest expense of $8.9 million increased $1.5 million, or 19.6%, in the second quarter of 2022 when compared to the first quarter of 2022 largely due to higher interest rates and an increase in borrowings. The cost of interest-bearing deposits increased 2 bps to 0.14% in the second quarter of 2022, while average deposits decreased $246.3 million, or 1.9%, to $12.5 billion. Average borrowed funds increased $269.0 million, or 38.4%, compared to the linked quarter due to a funding shift from brokered CD's to short-term borrowings.

Year-to-date comparison: Net interest income for the first six months of 2022 decreased $4.4 million, or 1.9%, compared to the same period of 2021. Net interest margin on a fully tax equivalent basis was 3.32% for the six months ended June 30, 2022, and decreased 3 bps when compared to the same period in 2021 due to less interest income in 2022 driven by PPP payoffs in the prior year.

Interest income for the six months ended June 30, 2022 declined $4.6 million, or 1.9%, to $240.0 million compared to $244.5 million for the same period of the prior year. The decline compared to the comparable period in 2021 was driven by lower loan fees, as PPP forgiveness fees were higher in the prior year. This decline in loan fees was partially offset by higher interest rates in 2022. Average earning assets of $13.8 billion for the first six months of 2022 decreased $129.4 million, or 0.9%, when compared to the same period of 2021.
Interest expense for the six months ended June 30, 2022 was $16.4 million compared to $16.6 million for the same period in the prior year. The modest decline was driven largely by a $133.6 million, or 1.4%, decline in average interest bearing liabilities due to a decline in higher priced brokered CD's and money market accounts in 2022.

CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Quarterly Averages						Year-to-Date Averages
	June 30, 2022			March 31, 2022			June 30, 2022			June 30, 2021
(Dollars in thousands)	Balance	Interest	Yield	Balance	Interest	Yield	Balance	Interest	Yield	Balance	Interest	Yield
Earning assets
Investments
Investment securities	$4,118,287	$28,555	2.78%	$4,308,059	$26,527	2.50%	$4,212,649	$55,082	2.64%	$3,957,559	$48,045	2.45%
Interest-bearing deposits with other banks	236,797	497	0.84%	234,687	121	0.21%	235,748	618	0.53%	46,249	53	0.23%
Gross loans and leases (1)	9,367,820	97,091	4.16%	9,266,774	87,182	3.82%	9,317,576	184,273	3.99%	9,891,579	196,425	4.00%
Total earning assets	13,722,904	126,143	3.69%	13,809,520	113,830	3.34%	13,765,973	239,973	3.52%	13,895,387	244,523	3.55%

Nonearning assets
Allowance for credit losses	(123,950)			(129,601)			(126,760)			(173,899)
Cash and due from banks	305,803			248,517			277,318			235,135
Accrued interest and other assets	2,281,221			2,256,483			2,268,920			2,172,916
Total assets	$16,185,978			$16,184,919			$16,185,451			$16,129,539

Interest-bearing liabilities
Deposits
Interest-bearing demand	$3,180,846	$842	0.11%	$3,246,919	$492	0.06%	$3,213,700	$1,333	0.08%	$2,961,376	$1,023	0.07%
Savings	4,076,380	1,003	0.10%	4,145,615	850	0.08%	4,110,806	1,853	0.09%	3,956,471	2,284	0.12%
Time	1,055,650	1,118	0.42%	1,231,266	1,281	0.42%	1,142,973	2,400	0.42%	1,702,326	4,719	0.56%
Total interest-bearing deposits	8,312,876	2,963	0.14%	8,623,800	2,623	0.12%	8,467,479	5,586	0.13%	8,620,173	8,026	0.19%
Borrowed funds
Short-term borrowings	611,075	1,373	0.90%	316,047	317	0.41%	464,376	1,690	0.73%	243,469	120	0.10%
Long-term debt	359,168	4,612	5.15%	385,240	4,544	4.78%	372,132	9,156	4.96%	573,898	8,475	2.98%
Total borrowed funds	970,243	5,985	2.47%	701,287	4,861	2.81%	836,508	10,846	2.61%	817,367	8,595	2.12%
Total interest-bearing liabilities	9,283,119	8,948	0.39%	9,325,087	7,484	0.33%	9,303,987	16,432	0.36%	9,437,540	16,621	0.36%

Noninterest-bearing liabilities
Noninterest-bearing demand deposits	4,224,842			4,160,175			4,192,687			3,922,288
Other liabilities	578,347			474,162			526,542			501,518
Shareholders' equity	2,099,670			2,225,495			2,162,235			2,268,193
Total liabilities and shareholders' equity	$16,185,978			$16,184,919			$16,185,451			$16,129,539

Net interest income	$117,195			$106,346			$223,541			$227,902

Net interest spread			3.30%			3.01%			3.16%			3.19%
Contribution of noninterest-bearing sources of funds			0.13%			0.11%			0.11%			0.12%
Net interest margin (2)			3.43%			3.12%			3.27%			3.31%

Tax equivalent adjustment			0.04%			0.05%			0.05%			0.04%
Net interest margin (fully tax equivalent) (2)			3.47%			3.17%			3.32%			3.35%
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

RATE/VOLUME ANALYSIS

The impact on net interest income from changes in interest rates and volume of interest-earning assets and interest-bearing liabilities is illustrated in the table below:

	Changes for the three months ended June 30, 2022			Changes for the six months ended June 30, 2022
	Linked quarter income variance			Comparable quarter income variance
(Dollars in thousands)	Rate	Volume	Total	Rate	Volume	Total
Earning assets
Investment securities	$3,016	$(988)	$2,028	$3,702	$3,335	$7,037
Interest-bearing deposits with other banks	366	10	376	68	497	565
Gross loans and leases (1)	7,806	2,103	9,909	(800)	(11,352)	(12,152)
Total earning assets	11,188	1,125	12,313	2,970	(7,520)	(4,550)
Interest-bearing liabilities
Total interest-bearing deposits	$417	$(77)	340	(2,339)	(101)	(2,440)
Borrowed funds
Short-term borrowings	385	671	1,056	766	804	1,570
Long-term debt	348	(280)	68	5,645	(4,964)	681
Total borrowed funds	733	391	1,124	6,411	(4,160)	2,251
Total interest-bearing liabilities	1,150	314	1,464	4,072	(4,261)	(189)
Net interest income	$10,038	$811	$10,849	$(1,102)	$(3,259)	$(4,361)
(1) Loans held for sale and nonaccrual loans are included in gross loans.

NONINTEREST INCOME

	Three months ended		Six months ended
(Dollars in thousands)	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021
Noninterest income
Service charges on deposit accounts	$7,648	$7,729	$15,377	$14,683
Trust and wealth management fees	6,311	6,060	12,371	11,846
Bankcard income	3,823	3,337	7,160	6,860
Client derivative fees	1,353	799	2,152	3,351
Foreign exchange income	13,470	10,151	23,621	22,794
Leasing business income	7,247	6,076	13,323	0
Net gain from sales of loans	5,241	3,872	9,113	17,943
Net gain (loss) on sales/transfers of investment securities	0	3	3	(431)
Net gain (loss) on equity securities	(1,054)	(199)	(1,253)	273
Other	5,747	3,465	9,212	5,990
Total noninterest income	$49,786	$41,293	$91,079	$83,309

Linked quarter comparison: Second quarter 2022 noninterest income was $49.8 million, increasing $8.5 million, or 20.6%, compared to $41.3 million for the first quarter 2022. The increase compared to the linked quarter was primarily driven by increases in foreign exchange income, other noninterest income, gain on sales of loans and leasing business income. Foreign exchange income for the second quarter of 2022 increased $3.3 million, or 32.7%, due to increased demand, while other noninterest income increased $2.3 million, or 65.9%, due to elevated income from limited partnership investments. Gains on sales of loans increased $1.4 million, or 35.4%, from the linked quarter due to higher seasonal origination volumes, and leasing business income increased $1.2 million, or 19.3%, due to higher production from SFG. In addition, client derivative fees increased $0.6 million, or 69.3%, from the first quarter 2022 as demand for those services increased with loan demand. These increases were partially offset by an increase in net loss on equity securities resulting from a decline in the value of the Company's Class B Visa shares.

Year-to-date comparison: Noninterest income of $91.1 million for the first six months of 2022 increased $7.8 million, or 9.3%, from $83.3 million for the comparable period of 2021. The increase was primarily attributed to leasing business income and elevated other noninterest income, partially offset by lower gains on sales of loans, unrealized losses on equity securities, and lower client derivative fees. The $13.3 million increase in leasing business income is due to the acquisition of Summit in December of 2021. Other noninterest income increased $3.2 million, or 53.8%, due to higher income from limited partnership investments. Gains on sales of loans decreased $8.8 million, or 49.2%, from the comparable period in the prior year as mortgage demand slowed with rising interest rates. Similar to the linked quarter, unrealized losses on equity securities increased $1.5 million, or 559.0%, compared to the first six months in 2021 due to a decline in the value of the Company's Class B Visa shares in 2022. Client derivative fees decreased $1.2 million, or 35.8%, in the first six months of 2022 compared to the similar period in the prior year as demand for this product eased in the first quarter of 2022.

NONINTEREST EXPENSE

	Three months ended		Six months ended
(Dollars in thousands)	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021
Noninterest expenses
Salaries and employee benefits	$64,992	$63,947	$128,939	$122,037
Net occupancy	5,359	5,746	11,105	11,239
Furniture and equipment	3,201	3,567	6,768	7,340
Data processing	8,334	8,264	16,598	15,151
Marketing	2,323	1,700	4,023	3,396
Communication	670	666	1,336	1,584
Professional services	2,214	2,159	4,373	3,479
State intangible tax	1,090	1,131	2,221	2,403
FDIC assessments	1,677	1,459	3,136	2,711
Intangible assets amortization	2,915	2,914	5,829	4,959
Leasing business expense	4,687	3,869	8,556	0
Other	5,765	7,383	13,148	17,850
Total noninterest expenses	$103,227	$102,805	$206,032	$192,149

Linked quarter comparison: Second quarter 2022 noninterest expense was $103.2 million, increasing $0.4 million, or 0.4%, from $102.8 million for the first quarter 2022. This change was primarily driven by higher salaries and employee benefits and leasing business expense, partially offset by lower other noninterest expense. Salaries and benefits expenses increased $1.0 million, or 1.6%, largely due to an increase in incentive compensation tied to fee income, while leasing business expense increased $0.8 million, or 21.1%, for the second quarter 2022 as a result of higher Summit lease originations. Other noninterest expense decreased $1.6 million, 21.9%, due to elevated branch consolidation expenses in the first quarter.

Year-to-date comparison: Noninterest expense of $206.0 million for the first six months of 2022 increased $13.9 million, or 7.2%, compared to the same period in 2021 primarily due to leasing business expense, higher salaries and benefits expenses, increased data processing expenses and higher intangible asset amortization expense, partially offset by a decline in other noninterest expenses. Leasing business expense of $8.6 million in the first six months of 2022 reflected new activity as a result of the Summit acquisition in late 2021. Salaries and benefits expenses increased $6.9 million, or 5.7%, due to the addition of Summit, as well as annual compensation increases and higher healthcare costs. Data processing expenses increased $1.4 million, or 9.6%, as the Company continued to make strategic investments in technological enhancements, whie intangible asset amortization increased $0.9 million, or 17.5%, in 2022 due to intangible assets created in the Summit acquisition. These increases were partially offset by a $4.7 million, or 26.3%, decrease in other noninterest expense during the period. This decline was due to $3.8 million of legal settlement costs incurred in 2021 as well as higher branch consolidation costs in the prior year.

INCOME TAXES

Second quarter 2022 income tax expense was $13.0 million on pre-tax income of $64.5 million, resulting in an effective tax rate of 20.2%. This compared to income tax expense of $9.3 million on pre-tax income of $50.6 million with an effective tax rate of 18.5% for the first quarter 2022. The increase in the effective tax rate compared to the linked quarter was primarily attributed to higher pre-tax income.

For the first six months of 2022, income tax expense was $22.4 million on pre-tax income of $115.2 million, resulting in an effective tax rate of 19.4%. This compared to income tax expense of $21.1 million on pre-tax income of $119.3 million and an effective tax rate of 17.7% for the comparable period in 2021. The increase in the effective tax rate is primarily due to fewer tax credit investments in the first six months of 2022 compared to the same period of the prior year and stock compensation activity in 2022.

The Company's effective tax rate may fluctuate from period to period due to changes in tax jurisdictions, tax-enhanced assets and tax credit investments.

INVESTMENTS

First Financial's investment portfolio totaled $4.1 billion, or 25.0% of total assets, at June 30, 2022 and $4.4 billion, or 27.0% of total assets, at December 31, 2021.  AFS securities totaled $3.8 billion at June 30, 2022 and $4.2 billion at December 31, 2021, while HTM securities totaled $88.1 million at June 30, 2022 and $98.4 million at December 31, 2021. The decline in AFS securities reflects a $243.5 million decline in fair value since December 31, 2021 due to rising interest rates as well as a strategic decision to reposition the portfolio in response to loan growth.

The effective duration of the investment portfolio increased to 4.2 years at June 30, 2022 from 3.8 years as of December 31, 2021. The Company has strategically increased the duration of the investment portfolio during the first six months of 2022 in an effort to manage its asset sensitivity.

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

At June 30, 2022, the Company's Consolidated Financial Statements reflected a $222.4 million unrealized after-tax loss on debt securities and a $21.0 million unrealized after-tax gain as of December 31, 2021, which was included as a component of equity in accumulated other comprehensive income on the Consolidated Balance Sheets. This unrealized loss was driven by an increase in interest rates during 2022. The Company had a $1.1 million unrealized loss on equity securities recorded in noninterest income for the three months ended June 30, 2022 compared to a $0.2 million unrealized loss for the three months ended March 31, 2022. For the first six months of 2022, the Company had a $1.3 million unrealized loss compared to a $0.3 million unrealized gain for the same period of 2021. As discussed in the Noninterest Expense section of the MD&A, this unrealized loss related to a decline in the value of the Company's Class B Visa shares.

First Financial will continue to monitor loan demand and deposit activity, as well as balance sheet composition, capital sensitivity and the interest rate environment, when considering future investment strategies.

LOANS

Excluding loans held for sale, loan balances increased $132.1 million, or 1.4%, to $9.4 billion as of June 30, 2022 from $9.3 billion as of December 31, 2021. This increase was largely driven by C&I loans, which increased $207.1 million, or 7.6%, to $2.9 billion. Additionally, residential real estate loans increased by $69.3 million, or 7.7%, to $965.4 million; lease financing increased by $37.0 million, or 33.8%, to $146.6 million; installment loans increased by $27.2 million, or 22.8%, to $146.7 million; and home equity increased $17.3 million, or 2.4%, to $725.7 million. These increases were partially offset by a decline in commercial real estate loan balances, which decreased $219.6 million, or 5.2%, to $4.0 billion, and a $47.0 million decline in PPP balances during the period.

Second quarter 2022 average loans of $9.4 billion, excluding loans held for sale, increased $101.2 million, or 1.1%, from the first quarter 2022. The increase over the linked quarter included broad-based growth, highlighted by larger increases in the C&I and residential real estate portfolios.
Through the first six months of 2022, average loans of $9.3 billion, excluding of loans held for sale, decreased $560.5 million, or 5.7%, from the comparable period of 2021. The decline from prior year was largely attributed to the forgiveness of PPP loans.

COMMITMENTS AND CONTINGENCIES

Off-balance sheet arrangements include commitments to extend credit and financial guarantees.  Loan commitments are agreements to extend credit to a client absent any violation of any condition established in the commitment agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  First

Financial had commitments outstanding to extend credit totaling $4.2 billion and $4.0 billion at June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022, loan commitments with a fixed interest rate totaled $127.4 million while commitments with variable interest rates totaled $4.1 billion. Comparatively, as of December 31, 2021, loan commitments with a fixed interest rate totaled $129.2 million while commitments with variable interest rates totaled $3.8 billion. The fixed rate loan commitments have interest rates ranging from 0% to 21% and maturities ranging from less than 1 year to 30.9 years at both June 30, 2022 and December 31, 2021.

Letters of credit are conditional commitments issued by First Financial to guarantee the performance of a client to a third party.  First Financial’s letters of credit consist primarily of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services.  First Financial has issued letters of credit aggregating $35.1 million and $41.1 million at June 30, 2022 and December 31, 2021, respectively. Management conducts regular reviews of these instruments on an individual client basis.

First Financial is a party in risk participation transactions of interest rate swaps, which had total notional amount of $381.1 million and $362.8 million at June 30, 2022 and December 31, 2021, respectively.

First Financial is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved qualified affordable housing, renewable energy, or other renovation or community revitalization projects. These investments are included in accrued interest and other assets in the Consolidated Balance Sheets, with any unfunded commitments included in accrued interest and other liabilities in the Consolidated Balance Sheets. As of June 30, 2022, First Financial expects to recover its remaining investments through the use of the tax credits that are generated by the investments. First Financial had unfunded commitments related to tax credit investments of $77.9 million and $72.5 million at June 30, 2022 and December 31, 2021, respectively.

Additionally, as part of the ordinary course of business, First Financial and its subsidiaries are parties to litigation, including claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral, foreclosure interests that are incidental to our regular business activities and other matters. While the ultimate liability with respect to these litigation matters and claims cannot be determined at this time, First Financial believes that damages, if any, and other amounts relating to pending matters are not probable or cannot be reasonably estimated as of
June 30, 2022. Reserves are established for these various matters of litigation, when appropriate, under FASB ASC Topic
450, Contingencies, based in part upon the advice of legal counsel. First Financial had no reserves related to litigation matters as of June 30, 2022 and December 31, 2021.

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

Nonaccrual loans were $38.9 million, or 0.41% of total loans as of June 30, 2022, reflecting a $9.5 million, or 19.6%, decline from $48.4 million as of December 31, 2021. The decrease in nonaccrual loans was a result of the Company's resolution efforts and risk rating upgrades as borrower performance improved. Nonperforming assets were $50.2 million, or 0.31% of total assets, at June 30, 2022 compared to $60.1 million, or 0.37% of total assets, at December 31, 2021. This $9.9 million, or 16.5%, decline was due to the resolution of nonaccrual relationships outpacing the volume of loans downgraded to nonaccrual during the period.

TDRs totaled $20.7 million at June 30, 2022, which represents an decrease of $6.9 million, or 25.0%, from $27.6 million at December 31, 2021. This decline was primarily attributed to the payoff of a single, large commercial relationship.

Classified assets, which are defined by the Company as nonperforming assets plus performing loans internally rated substandard or worse, totaled $119.8 million as of June 30, 2022 compared to $104.8 million at December 31, 2021. Classified assets were 74 bps as a percentage of total assets at June 30, 2022, compared to 64 bps as of December 31, 2021. This increase was due primarily to the downgrade of two relationships in the hotel and healthcare industries during the second quarter of 2022.

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

The total allowance for credit loss, which includes both funded and unfunded reserves, was $134.5 million at June 30, 2022, which combined with 8 bps of net charge-offs to result in $0.8 million in total provision recapture for the second quarter of 2022. This compared to a total allowance of $145.4 million as of December 31, 2021.

The Company utilized the Moody's June baseline forecast as its R&S forecast in the quantitative model at June 30, 2022. For reasonableness, the Company also considered the impact to the model from alternative, more adverse economic forecasts, slower prepayment speeds and increased default rates. These alternative analyses were utilized to inform the Company's qualitative adjustments. Additionally, First Financial considered its credit exposure to certain industries believed to be at risk for future credit stress, such as franchise, hotel and investor commercial real estate lending, when making qualitative adjustments to the ACL model.

ACL - loans and leases. The ACL on loans and leases was $117.9 million as of June 30, 2022 and $132.0 million as of December 31, 2021. As a percentage of period-end loans, the ACL was 1.25% as of June 30, 2022 and 1.42% as of December 31, 2021. Strong credit quality combined with improvement in the economic forecast to result in a decline in the quantitative portion of the model during the second quarter.

The Company recorded net charge-offs of $2.0 million, or 0.08% of average loans and leases on an annualized basis, in the second quarter 2022, compared to net charge-offs of $2.3 million, or 0.10%, for the first quarter of 2022. Through the first six months of 2022, the Company had net charge-offs of $4.3 million compared to $14.8 million the same period of 2021. The decline in net-charge-offs in the current period was largely due to pandemic-related charge-offs in 2021.

The ACL as a percentage of nonaccrual loans was 302.9% at June 30, 2022 and 272.8% at December 31, 2021. The increase in this ratio was primarily driven by a $9.5 million, or 19.6%, decline in nonaccrual loans during the period. The ACL as a percentage of nonperforming loans, including accruing TDRs, was 235.1% as of June 30, 2022 and 220.0% as of December 31, 2021. The increase in this ratio is driven by the decline in nonperforming loans outpacing the decline of the ACL during the period.

Provision expense is a product of the Company's ACL model combined with net charge-off activity during the period. During the second quarter of 2022, the Company recorded $4.3 million of provision recapture for loans and leases compared to provision recapture of $5.6 million during the first quarter of 2022. The continued recapture of provision on loans and leases during the second quarter of 2022 was driven by the Company's improved credit outlook and economic forecasts. For the six months ended June 30, 2022, the Company recorded provision recapture of $9.9 million compared to a provision recapture of $1.3 million for the same period of of 2021.

ACL - unfunded commitments. The ACL on unfunded commitments was $16.7 million as of June 30, 2022 and $13.4 million as of December 31, 2021. First Financial recorded $3.5 million of provision expense for credit losses on unfunded commitments for the three months ended June 30, 2022, compared to a $0.2 million of recapture in the first quarter 2022. The increase in allowance on unfunded commitments was related to a decline in commercial prepayments, which resulted in a longer duration for the unfunded commitment portfolio. For the six months ended June 30, 2022, the Company recorded provision expense of $3.3 million compared to a provision expense of $1.1 million for the same period of of 2021.
See Note 5 – Allowance for Credit Losses in the Notes to Consolidated Financial Statements for further discussion of First Financial's ACL.

The table that follows includes the activity in the ACL for the quarterly periods presented.

	Three months ended					Six months ended
	2022		2021			June 30,
(Dollars in thousands)	June 30,	Mar. 31,	Dec. 31,	Sep. 30,	June 30,	2022	2021
Allowance for credit loss activity
Balance at beginning of period	$124,130	$131,992	$148,903	$159,590	$169,923	$131,992	$175,679
Purchase accounting ACL for PCD	0	0	17	0	0	0	0
Provision for loan losses	(4,267)	(5,589)	(9,525)	(8,193)	(4,756)	(9,856)	(1,306)
Gross charge-offs
Commercial and industrial	773	2,845	1,364	2,617	3,729	3,618	11,639
Lease financing	8	131	0	0	0	139	0
Construction real estate	0	0	1,496	0	0	0	2
Commercial real estate	3,419	0	9,150	1,030	2,041	3,419	3,291
Residential real estate	4	22	6	74	46	26	47
Home equity	22	21	22	200	240	43	851
Installment	361	177	184	37	77	538	113
Credit card	212	246	149	230	179	458	401
Total gross charge-offs	4,799	3,442	12,371	4,188	6,312	8,241	16,344
Recoveries
Commercial and industrial	177	379	201	869	205	556	542
Lease financing	3	33	0	0	0	36	0
Construction real estate	0	0	0	0	3	0	3
Commercial real estate	2,194	222	4,292	223	75	2,416	270
Residential real estate	34	90	74	56	54	124	98
Home equity	360	265	303	426	317	625	494
Installment	47	21	27	53	37	68	71
Credit card	6	159	71	67	44	165	83
Total recoveries	2,821	1,169	4,968	1,694	735	3,990	1,561
Total net charge-offs	1,978	2,273	7,403	2,494	5,577	4,251	14,783
Ending allowance for credit losses	$117,885	$124,130	$131,992	$148,903	$159,590	$117,885	$159,590

Net charge-offs to average loans and leases (annualized)
Commercial and industrial	0.08%	0.37%	0.18%	0.26%	0.48%	0.22%	0.75%
Lease financing	0.01%	0.34%	0.00%	0.00%	0.00%	0.17%	0.00%
Construction real estate	0.00%	0.00%	1.29%	0.00%	0.00%	0.00%	0.00%
Commercial real estate	0.12%	(0.02)%	0.44%	0.07%	0.18%	0.05%	0.14%
Residential real estate	(0.01)%	(0.03)%	(0.03)%	0.01%	0.00%	(0.02)%	(0.01)%
Home equity	(0.19)%	(0.14)%	(0.16)%	(0.13)%	(0.04)%	(0.17)%	0.10%
Installment	0.90%	0.50%	0.59%	(0.07)%	0.19%	0.71%	0.10%
Credit card	1.50%	0.67%	0.58%	1.29%	1.12%	1.10%	1.35%
Total net charge-offs	0.08%	0.10%	0.32%	0.10%	0.23%	0.09%	0.30%

	Three months ended					Six months ended
	2022		2021			June 30,
(Dollars in thousands)	June 30,	Mar. 31,	Dec. 31,	Sep. 30,	June 30,	2022	2021
Nonperforming assets
Nonaccrual loans (1)	$38,922	$45,454	$48,392	$65,966	$86,370	$38,922	$86,370
Accruing troubled debt restructurings	11,225	8,055	11,616	11,448	12,070	11,225	12,070
Total nonperforming loans	50,147	53,509	60,008	77,414	98,440	50,147	98,440
Other real estate owned	22	72	98	340	340	22	340
Total nonperforming assets	50,169	53,581	60,106	77,754	98,780	50,169	98,780
Accruing loans past due 90 days or more	142	180	137	104	155	142	155
Total underperforming assets	$50,311	$53,761	$60,243	$77,858	$98,935	$50,311	$98,935
Total classified assets	$119,769	$106,839	$104,815	$165,462	$182,516	$119,769	$182,516

Credit quality ratios
As a percent of period-end loans, net of unearned income:
Allowance for credit losses	1.25%	1.34%	1.42%	1.59%	1.68%	1.25%	1.68%
Nonaccrual loans	0.41%	0.49%	0.52%	0.70%	0.91%	0.41%	0.91%
Nonperforming loans	0.53%	0.58%	0.65%	0.83%	1.03%	0.53%	1.03%
Allowance for credit losses to nonaccrual loans	302.87%	273.09%	272.76%	225.73%	184.77%	302.87%	184.77%
Allowance for credit losses to nonperforming loans	235.08%	231.98%	219.96%	192.35%	162.12%	235.08%	162.12%
(1) Nonaccrual loans include nonaccrual TDRs of $9.5 million, $16.2 million, $16.0 million, $20.3 million and $21.5 million as of June 30, 2022, March 31, 2022, December 31, 2021, September 30, 2021 and June 30, 2021, respectively.

DEPOSITS AND FUNDING

Total deposits of $12.3 billion as of June 30, 2022 decreased $594.8 million, or 4.6%, from $12.9 billion as of December 31, 2021. The decline in deposit balances included $303.3 million, or 22.8%, decrease in time deposits, a $102.4 million, or 3.2%, decrease in interest bearing demand deposits, a $127.7 million, or 3.1%, decrease in savings deposits, and a $61.5 million, or 1.5%, decrease in non-interest bearing deposits.

Average deposits for the second quarter of 2022 were $12.5 billion, a decrease of $246.3 million, or 1.9%, from $12.8 billion for the first quarter of 2022. This decrease was driven by a $175.6 million, or 14.3% decline in average time deposits, a $69.2 million, or 1.7%, decrease in average savings deposits and a $66.1 million, or 2.0%, decrease in average interest-bearing demand accounts. These changes were partially offset by a $64.7 million, or 1.6% increase in average noninterest bearing deposits. Through the first six months of 2022, average deposits increased $117.7 million, or 0.9%, to $12.7 billion.

Borrowed funds were $1.3 billion as of June 30, 2022 compared to $706.0 million as of December 31, 2021. Borrowings increased during the period largely as a result of the Company utilizing short term advances in lieu of brokered CDs to satisfy its funding needs. First Financial may utilize short-term borrowings and long-term advances from the FHLB as wholesale funding sources to meet liquidity needs.

First Financial had short-term borrowings of $896.0 million and $296.2 million as of June 30, 2022 and December 31, 2021, respectively. All short-term borrowings at June 30, 2022 were with the FHLB, compared to $225.0 million at December 31, 2021. There were no repurchase agreements included in short-term borrowings at June 30, 2022 compared to $51.2 million at December 31, 2021. In addition, there were no Federal funds purchased as of June 30, 2022 and December 31, 2021.

Long-term debt, which included FRB and FHLB long-term advances, subordinated notes and an interest free loan with a municipality, was $358.6 million and $409.8 million at June 30, 2022 and December 31, 2021, respectively. Outstanding subordinated debt totaled $311.3 million as of June 30, 2022 and $310.9 million as of December 31, 2021.

In conjunction with the acquisition of Summit on December 31, 2021, First Financial assumed $96.4 million in outstanding long-term borrowings. These outstanding long-term borrowings consisted of $23.0 million of lines of credit with other banks utilized to operate the business and carried an average interest rate of 2.77%. These lines of credit were paid off in January

2022. Additionally, acquired long term borrowings included $44.8 million and $73.4 million of term notes, both with and without recourse, with an average interest rate of 4.46% and 4.09% at June 30, 2022 and December 31, 2021, respectively. These term notes were used to finance Summit's equity investment in the purchase of equipment to be leased to customers.

First Financial had no FHLB long-term advances at June 30, 2022 and December 31, 2021. First Financial's total remaining borrowing capacity from the FHLB was $561.4 million as of June 30, 2022.

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

First Financial has a $40.0 million short-term credit facility with an unaffiliated bank that matures in December, 2022. This facility has a variable interest rate and provides First Financial additional liquidity, if needed, for various corporate activities including the repurchase of First Financial common stock and the payment of dividends to shareholders. As of June 30, 2022, First Financial had no outstanding balance and at December 31, 2021, First Financial had an outstanding balance of $20.0 million on this short-term credit facility. The credit agreement requires First Financial to comply with certain covenants including those related to asset quality and capital levels, and First Financial was in compliance with all covenants associated with this facility as of June 30, 2022 and December 31, 2022. This credit facility also required First Financial to pledge as collateral the Bank's common stock where the lender is granted a security interest in this collateral.

Both First Financial and the Bank received investment grade credit ratings from Kroll Bond Rating Agency, Inc, an independent rating agency. These credit ratings impact the cost and availability of financing to First Financial, and a downgrade to these credit ratings could affect First Financial's or the Bank’s ability to access the credit markets and potentially increase borrowing costs, negatively impacting financial condition and liquidity. Key factors in maintaining high credit ratings include consistent and diverse earnings, strong credit quality and capital ratios, diverse funding sources and disciplined liquidity monitoring procedures. The ratings of First Financial and the Bank at June 30, 2022 were as follows:

	First Financial Bancorp	First Financial Bank
Senior Unsecured Debt	BBB+	A-
Subordinated Debt	BBB	BBB+
Short-Term Debt	K2	K2
Deposit	N/A	A-
Short-Term Deposit	N/A	K2

For ease of borrowing execution, First Financial utilizes a blanket collateral agreement with the FHLB. First Financial pledged $5.6 billion of certain eligible residential, commercial and farm real estate loans, home equity lines of credit and government, agency and CMBS securities as collateral for borrowings from the FHLB as of June 30, 2022.

First Financial's principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. The market value of investment securities classified as AFS totaled $3.8 billion and $4.2 billion at June 30, 2022 and December 31, 2021, respectively.  HTM securities that are maturing within a short period of time can be an additional source of liquidity. As of both June 30, 2022 and December 31, 2021, the Company had no HTM securities maturing within one year.

Other sources of liquidity include cash and due from banks plus interest-bearing deposits with other banks. At June 30, 2022, these balances totaled $487.5 million, and First Financial had unused and available overnight wholesale funding sources of $4.5 billion, or 27.6% of total assets, to fund loan and deposit activities in addition to other general corporate requirements.

Certain restrictions exist regarding the Bank's ability to transfer funds to First Financial in the form of cash dividends, loans, other assets or advances and the approval of the Bank's primary federal regulator is required to pay dividends in excess of regulatory limitations.  Dividends paid to First Financial from the Bank totaled $90.0 million for the first six months of 2022.  As of June 30, 2022, the Bank had retained earnings of $736.2 million, of which $160.9 million was available for distribution to the Bancorp without prior regulatory approval. As an additional source of liquidity, First Financial had $63.0 million in cash at the parent company as of June 30, 2022.

Share repurchases also impact First Financial's liquidity. For further information regarding share repurchases, see the Capital section that follows.

Capital expenditures were $7.2 million and $5.2 million for the first six months of 2022 and 2021, respectively. Management believes that sufficient liquidity exists to fund its future capital expenditure commitments.

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

First Financial's tier 1 capital remained relatively stable at 11.28% at June 30, 2022 compared to 11.22% at December 31, 2021. The total capital ratio decreased to 13.94% at June 30, 2022 from 14.10% at December 31, 2021, while the leverage ratio increased to 8.76% at June 30, 2022 from 8.70% at December 31, 2021. The Company’s tangible common equity ratio decreased to 6.40% at June 30, 2022 from 7.58% at December 31, 2021. The decline in the tangible common equity ratio was primarily driven by the decline in accumulated other comprehensive income during the period, which was due to unrealized losses in the investment portfolio as a result of rising interest rates.

As of June 30, 2022, management believes that First Financial met all capital adequacy requirements to which it was subject.  The Company's most recent regulatory notifications categorized First Financial as "well-capitalized" under the regulatory framework for prompt corrective action. There have been no conditions or events since those notifications that management believes have changed the Company's categorization. Total regulatory capital exceeded the minimum requirement by $412.4 million on a consolidated basis at June 30, 2022.

The following tables present the actual and required capital amounts and ratios as of June 30, 2022 and December 31, 2021 under the Basel III Capital Rules and include the minimum required capital levels based on the phase-in provisions of the Basel III Capital Rules. Capital levels required to be considered "well capitalized" are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum capital required - Basel III		PCA requirement to be considered well capitalized
(Dollars in thousands)	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
June 30, 2022
Common equity Tier 1 capital to risk-weighted assets
Consolidated	$1,307,259	10.91%	$838,623	7.00%	N/A	N/A
First Financial Bank	1,518,877	12.70%	837,182	7.00%	$777,383	6.50%

Tier 1 capital to risk-weighted assets
Consolidated	1,351,287	11.28%	1,018,328	8.50%	N/A	N/A
First Financial Bank	1,519,428	12.70%	1,016,578	8.50%	956,779	8.00%

Total capital to risk-weighted assets
Consolidated	1,670,367	13.94%	1,257,935	10.50%	N/A	N/A
First Financial Bank	1,578,199	13.20%	1,255,773	10.50%	1,195,974	10.00%

Leverage ratio
Consolidated	1,351,287	8.76%	617,007	4.00%	N/A	N/A
First Financial Bank	1,519,428	9.87%	615,991	4.00%	769,989	5.00%

	Actual		Minimum capital required - Basel III		PCA requirement to be considered well capitalized
(Dollars in thousands)	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
December 31, 2021
Common equity tier 1 capital to risk-weighted assets
Consolidated	$1,262,789	10.84%	$815,197	7.00%	N/A	N/A
First Financial Bank	1,513,175	13.01%	813,974	7.00%	$755,833	6.50%

Tier 1 capital to risk-weighted assets
Consolidated	1,306,571	11.22%	989,882	8.50%	N/A	N/A
First Financial Bank	1,513,708	13.02%	988,397	8.50%	930,256	8.00%

Total capital to risk-weighted assets
Consolidated	1,642,549	14.10%	1,222,795	10.50%	N/A	N/A
First Financial Bank	1,589,570	13.67%	1,220,960	10.50%	1,162,820	10.00%

Leverage ratio
Consolidated	1,306,571	8.70%	600,410	4.00%	N/A	N/A
First Financial Bank	1,513,708	10.10%	599,578	4.00%	749,472	5.00%

Shareholder dividends. First Financial paid a dividend of $0.23 per common share on June 15, 2022 to shareholders of record as of June 1, 2022. Additionally, First Financial's board of directors authorized a dividend of $0.23 per common share, payable on September 15, 2022 to shareholders of record as of September 1, 2022.

Share repurchases. Effective January 2022, First Financial's board of directors approved a stock repurchase plan (the 2022 Repurchase Plan), replacing the 2020 Repurchase Plan which became effective in January 2021. The 2022 Repurchase Plan continues for two years and authorized the purchase of up to 5,000,000 shares of the Company's common stock and will expire in December 2023. First Financial did not repurchase any shares under this plan in the first six months of 2022. Therefore, at June 30, 2022, all 5,000,000 common shares remained available for repurchase under the 2022 Repurchase Plan.

The 2020 Repurchase Plan was authorized in December of 2020 and authorized the repurchase of up to 5,000,000 shares of the Company's common stock. First Financial repurchased 2,149,060 shares under this plan at an average share price of $23.66 during the six months ended June 30, 2021.

Shareholders' equity. Total shareholders’ equity was $2.1 billion at June 30, 2022 and $2.3 billion at December 31, 2021. This decline was driven by a decline in accumulated other comprehensive income resulting from unrealized losses on AFS securities due to higher interest rates.

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

Non-maturity deposit modeling is particularly dependent on the assumption for repricing sensitivity known as a beta. Beta is the amount by which First Financial’s interest bearing non-maturity deposit rates will increase when short-term interest rates rise. The Company utilized a weighted average deposit beta of 35% in its interest rate risk modeling as of June 30, 2022. First Financial also includes an assumption for the migration of non-maturity deposit balances into CDs for all upward rate scenarios beginning with the +100 bps scenario, thereby increasing deposit costs and reducing asset sensitivity.

Presented below is the estimated impact on First Financial’s NII and EVE position as of June 30, 2022, assuming immediate, parallel shifts in interest rates:

	% Change from base case for immediate parallel changes in rates
	-100 bps(1)	+100 bps	+200 bps
NII-Year 1	(10.93)%	6.63%	12.19%
NII-Year 2	(13.72)%	8.58%	16.01%
EVE	(5.45)%	3.30%	6.35%
(1) The 100 bp downward shock assumes that certain corresponding interest rates approach an implied floor that, in effect, reflects a decrease of less than the full 100 bp downward shock.

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

The projected results for NII and EVE reflected an asset sensitive position, due to a strong funding mix of low cost transactional deposits supporting loans priced primarily off the short end of the rate curve. The down rate shock sensitivity increased from the prior quarter due to asset yields improving faster than lagged deposit costs. First Financial continues to manage its balance sheet with a bias toward asset sensitivity while simultaneously balancing the potential earnings impact of this strategy.

First Financial continually evaluates the sensitivity of its interest rate risk position to modeling assumptions. The following table reflects First Financial’s estimated NII sensitivity profile as of June 30, 2022 assuming a 25% increase and a 25% reduction to the beta assumption on managed rate deposits:

	Beta sensitivity (% change from base)
	+100 BP		+200 BP
	Beta 25% lower	Beta 25% higher	Beta 25% lower	Beta 25% higher
NII-Year 1	7.67%	5.60%	13.19%	11.19%
NII-Year 2	9.61%	7.55%	17.01%	15.02%

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

CRITICAL ACCOUNTING POLICIES

First Financial’s Consolidated Financial Statements are prepared based on the application of the Company's accounting policies.  These policies require the reliance on estimates and assumptions which are inherently subjective and may be susceptible to significant change.  Changes in underlying factors, assumptions or estimates could have a material impact on First Financial’s future financial condition and results of operations. In management’s opinion, certain accounting policies have a more significant impact than others on First Financial’s financial reporting.  For First Financial, these policies currently include accounting for the ACL - loans and leases, goodwill, pension and income taxes.  These accounting policies are discussed in detail in the Critical Accounting Policies section of Management’s Discussion and Analysis in First Financial’s 2021 Annual Report.  There were no changes to the accounting policies for the ACL, goodwill, pension or income taxes during the six months ended June 30, 2022.

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

On December 31, 2021, First Financial acquired Summit Funding Group, Inc. The internal control over financial reporting of Summit's operations were excluded from the evaluation of effectiveness of First Financial's disclosure controls and procedures as of the period end covered by this report as a result of the timing of the acquisition. As a result of the Summit acquisition, First Financial will be evaluating changes to processes, information technology systems and other components of internal control over financial reporting as part of its integration activities. The acquired Summit operations represents 1.9% of total consolidated assets as of the period covered by this report.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On December 22, 2020, the Board announced that it authorized a stock repurchase plan that provided for the purchase of up to 5,000,000 shares of common stock of the Company (the 2020 Repurchase Plan). The 2020 Repurchase Plan became effective January 1, 2021, upon the expiration of the previously authorized stock repurchase plan, but was terminated in December 2021 and replaced with a new plan effective January 1, 2022. The Company did not purchase any shares under the 2022 Repurchase Plan in the second quarter of 2022.

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

FIRST FINANCIAL BANCORP.
(Registrant)

/s/ James M. Anderson		/s/ Scott T. Crawley
James M. Anderson		Scott T. Crawley
Executive Vice President and Chief Financial Officer		Senior Vice President and Controller
(Principal Accounting Officer)

Date	8/5/2022	Date	8/5/2022