Form 10-Q
period 2022-09-30
FIRST FINANCIAL BANCORP /OH/
filed 2022-11-04
CIK 708955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                           September 30, 2022

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
Yes  ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The registrant has one class of common stock (no par value) with 94,839,605 shares outstanding at November 3, 2022.

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

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Cash and due from banks	$195,553	$220,031
Interest-bearing deposits with other banks	338,978	214,811
Investment securities available-for-sale, at fair value (amortized cost $3,959,270 at September 30, 2022 and $4,180,589 at December 31, 2021)	3,531,353	4,207,846
Investment securities held-to-maturity (fair value $78,924 at September 30, 2022 and $99,898 at December 31, 2021)	85,823	98,420
Other investments	138,767	102,971
Loans held for sale, at fair value	10,684	29,482
Loans and leases
Commercial & industrial	3,139,219	2,720,028
Lease financing	176,072	109,624
Construction real estate	489,446	455,894
Commercial real estate	3,976,345	4,226,614
Residential real estate	1,024,596	896,069
Home equity	737,318	708,399
Installment	202,267	119,454
Credit card	52,173	52,217
Total loans and leases	9,797,436	9,288,299
Less: Allowance for credit losses	(124,096)	(131,992)
Net loans and leases	9,673,340	9,156,307
Premises and equipment	189,067	193,040
Operating leases	84,851	60,811
Goodwill	998,422	1,000,749
Other intangibles	96,528	104,367
Accrued interest and other assets	1,280,427	940,306
Total assets	$16,623,793	$16,329,141

Liabilities
Deposits
Interest-bearing demand	$2,980,465	$3,198,745
Savings	3,980,020	4,157,374
Time	1,242,412	1,330,263
Total interest-bearing deposits	8,202,897	8,686,382
Noninterest-bearing	4,137,038	4,185,572
Total deposits	12,339,935	12,871,954
Federal funds purchased and securities sold under agreements to repurchase	3,535	51,203
FHLB short-term borrowings	972,600	225,000
Other short-term borrowings	184,912	20,000
Total short-term borrowings	1,161,047	296,203
Long-term debt	355,116	409,832
Total borrowed funds	1,516,163	706,035
Accrued interest and other liabilities	773,563	492,210
Total liabilities	14,629,661	14,070,199

Shareholders' equity
Common stock - no par value
Authorized - 160,000,000 shares; Issued - 104,281,794 shares at both September 30, 2022 and December 31, 2021	1,631,696	1,640,358
Retained earnings	920,943	837,473
Accumulated other comprehensive income (loss)	(354,570)	(433)
Treasury stock, at cost, 9,447,830 shares at September 30, 2022 and 10,132,554 shares at December 31, 2021	(203,937)	(218,456)
Total shareholders' equity	1,994,132	2,258,942
Total liabilities and shareholders' equity	$16,623,793	$16,329,141
See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest income
Loans and leases, including fees	$122,170	$96,428	$306,443	$292,853
Investment securities
Taxable	26,331	20,088	72,066	58,219
Tax-exempt	5,014	4,282	14,361	14,196
Total interest on investment securities	31,345	24,370	86,427	72,415
Other earning assets	1,597	23	2,222	76
Total interest income	155,112	120,821	395,092	365,344
Interest expense
Deposits	6,386	3,320	11,972	11,346
Short-term borrowings	6,158	68	8,041	188
Long-term borrowings	4,676	4,023	13,832	12,498
Total interest expense	17,220	7,411	33,845	24,032
Net interest income	137,892	113,410	361,247	341,312
Provision for credit losses - loans and leases	7,898	(8,193)	(1,958)	(9,499)
Provision for credit losses - unfunded commitments	386	(1,951)	3,641	(896)
Net interest income after provision for credit losses	129,608	123,554	359,564	351,707
Noninterest income
Service charges on deposit accounts	6,279	8,548	21,656	23,231
Trust and wealth management fees	5,487	5,896	17,858	17,742
Bankcard income	3,484	3,838	10,644	10,698
Client derivative fees	1,447	2,273	3,619	5,624
Foreign exchange income	11,752	9,191	35,373	31,985
Leasing business income	7,127	0	20,450	0
Net gain from sales of loans	3,729	8,586	12,842	26,529
Net gain (loss) on sales of investment securities	(179)	(314)	(176)	(745)
Net gain (loss) on equity securities	(701)	108	(1,954)	381
Other	4,109	4,411	13,294	10,401
Total noninterest income	42,534	42,537	133,606	125,846
Noninterest expenses
Salaries and employee benefits	66,808	61,717	195,747	183,754
Net occupancy	5,669	5,571	16,774	16,810
Furniture and equipment	3,222	3,318	9,990	10,658
Data processing	8,497	7,951	25,095	23,102
Marketing	2,523	2,435	6,546	5,831
Communication	657	669	1,993	2,253
Professional services	2,346	2,199	6,719	5,678
State intangible tax	1,090	1,202	3,311	3,605
FDIC assessments	1,885	1,466	5,021	4,177
Intangible assets amortization	2,783	2,479	8,612	7,438
Leasing business expense	5,746	0	14,302	0
Other	23,842	10,051	36,797	27,901
Total noninterest expenses	125,068	99,058	330,907	291,207
Income before income taxes	47,074	67,033	162,263	186,346
Income tax (benefit) expense	(8,631)	7,021	13,737	28,131
Net income	$55,705	$60,012	$148,526	$158,215
Net earnings per common share - basic	$0.60	$0.64	$1.59	$1.65
Net earnings per common share - diluted	$0.59	$0.63	$1.57	$1.64
Average common shares outstanding - basic	93,582,250	94,289,097	93,507,831	95,752,759
Average common shares outstanding - diluted	94,793,766	95,143,930	94,504,453	96,617,600
See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$55,705	$60,012	$148,526	$158,215
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on debt securities arising during the period	(111,433)	(16,943)	(354,912)	(35,693)
Change in retirement obligation	261	438	861	1,259
Unrealized gain (loss) on foreign currency exchange	(70)	0	(86)	0
Other comprehensive income (loss)	(111,242)	(16,505)	(354,137)	(34,434)
Comprehensive income (loss)	$(55,537)	$43,507	$(205,611)	$123,781

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Third Quarter
(Dollars in thousands except per share data)
(Unaudited)

	Common Stock		Retained	Accumulated other comprehensive	Treasury stock
	Shares	Amount	Earnings	income (loss)	Shares	Amount	Total
Balance at July 1, 2021	104,281,794	$1,635,470	$773,857	$30,735	(8,082,285)	$(170,555)	$2,269,507
Net income			60,012				60,012
Other comprehensive income (loss)				(16,505)			(16,505)
Cash dividends declared:
Common stock at $0.23 per share			(21,787)				(21,787)
Purchase of common stock					(2,484,295)	(57,231)	(57,231)
Restricted stock awards, net of forfeitures		(638)			27,583	579	(59)
Share-based compensation expense		2,233					2,233
Balance at September 30, 2021	104,281,794	$1,637,065	$812,082	$14,230	(10,538,997)	$(227,207)	$2,236,170
Balance at July 1, 2022	104,281,794	$1,637,237	$887,006	$(243,328)	(9,833,002)	$(212,245)	$2,068,670
Net income			55,705				55,705
Other comprehensive income (loss)				(111,242)			(111,242)
Cash dividends declared:
Common stock at $0.23 per share			(21,768)				(21,768)
Restricted stock awards, net of forfeitures		(8,420)			385,172	8,308	(112)
Share-based compensation expense		2,879					2,879
Balance at September 30, 2022	104,281,794	$1,631,696	$920,943	$(354,570)	(9,447,830)	$(203,937)	$1,994,132

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Year-to-date
(Dollars in thousands except per share data)
(Unaudited)

	Common Stock		Retained	Accumulated other comprehensive	Treasury stock
	Shares	Amount	Earnings	income (loss)	Shares	Amount	Total
Balance at January 1, 2021	104,281,794	$1,638,947	$720,429	$48,664	(6,259,865)	$(125,970)	$2,282,070
Net income			158,215				158,215
Other comprehensive income (loss)				(34,434)			(34,434)
Cash dividends declared:
Common stock at $0.69 per share			(66,562)				(66,562)
Purchase of common stock					(4,633,355)	(108,077)	(108,077)
Exercise of stock options, net of shares purchased		(36)			3,468	70	34
Restricted stock awards, net of forfeitures		(9,414)			350,755	6,770	(2,644)
Share-based compensation expense		7,568					7,568
Balance at September 30, 2021	104,281,794	$1,637,065	$812,082	$14,230	(10,538,997)	$(227,207)	$2,236,170
Balance at January 1, 2022	104,281,794	$1,640,358	$837,473	$(433)	(10,132,554)	$(218,456)	$2,258,942
Net income			148,526				148,526
Other comprehensive income (loss)				(354,137)			(354,137)
Cash dividends declared:
Common stock at $0.69 per share			(65,056)				(65,056)
Exercise of stock options, net of shares purchased		(160)			15,660	337	177
Restricted stock awards, net of forfeitures		(17,209)			669,064	14,182	(3,027)
Share-based compensation expense		8,707					8,707
Balance at September 30, 2022	104,281,794	$1,631,696	$920,943	$(354,570)	(9,447,830)	$(203,937)	$1,994,132

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine months ended
	September 30,
	2022	2021
Operating activities
Net income	$148,526	$158,215
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recapture of) credit losses	1,683	(10,395)
Depreciation and amortization	23,845	24,307
Stock-based compensation expense	8,707	7,568
Pension expense (income)	1,590	2,530
Net amortization (accretion) on investment securities	10,544	23,828
Net (gain) loss on sales of investment securities	176	745
Net (gain) loss from equity securities	1,954	(381)
Originations of loans held for sale	(311,143)	(618,904)
Net gains from sales of loans held for sale	(12,842)	(26,529)
Proceeds from sales of loans held for sale	317,852	644,405
Deferred income taxes	9,418	7,238
Amortization of operating leases	5,709	5,532
Payments for operating leases	(5,865)	(5,203)
Decrease (increase) cash surrender value of life insurance	(1,559)	(1,428)
Decrease (increase) in interest receivable	(6,697)	4,833
(Decrease) increase in interest payable	2,069	(1,432)
Decrease (increase) in other assets	(281,714)	93,701
(Decrease) increase in other liabilities	261,953	(25,633)
Net cash provided by (used in) operating activities	174,206	282,997

Investing activities
Proceeds from sales of securities available-for-sale	116,796	361,736
Proceeds from calls, paydowns and maturities of securities available-for-sale	594,016	850,248
Purchases of securities available-for-sale	(454,759)	(1,923,277)
Proceeds from calls, paydowns and maturities of securities held-to-maturity	12,790	29,036
Purchases of securities held-to-maturity	0	(1,000)
Purchases of other investment securities	(37,758)	(6,655)
Proceeds from calls, paydowns and maturities of other securities	8	42,403
Net decrease (increase) in interest-bearing deposits with other banks	(124,167)	(9,494)
Net decrease (increase) in loans and leases	(490,687)	530,960
Proceeds from disposal of other real estate owned	170	1,036
Purchases of premises and equipment	(9,762)	(10,603)
Net change in operating leases	(22,574)	0
Life insurance death benefits	4,676	1,047
Net cash provided by (used in) investing activities	(411,251)	(134,563)

Financing activities
Net (decrease) increase in total deposits	(532,019)	445,378
Net (decrease) increase in short-term borrowings	864,844	22,256
Payments on long-term debt	(55,369)	(463,382)
Cash dividends paid on common stock	(65,066)	(65,949)
Treasury stock purchase	0	(108,077)
Proceeds from exercise of stock options	177	34
Net cash provided by (used in) financing activities	212,567	(169,740)

Cash and due from banks
Change in cash and due from banks	(24,478)	(21,306)
Cash and due from banks at beginning of period	220,031	231,054
Cash and due from banks at end of period	$195,553	$209,748
	(continued on next page)

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(Unaudited)

	Nine months ended
	September 30,
	2022	2021
Supplemental disclosures
Interest paid	$30,820	$25,465
Income taxes paid, net of refunds	$4,847	$16,448
Investment securities purchased not settled	$45,494	$59,166

Supplemental schedule for investing activities
Business combinations
Assets acquired, net of purchase consideration	$692	$0
Liabilities assumed	(1,635)	0
Goodwill	$(2,327)	$0

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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
NOTE 2:  ACCOUNTING STANDARDS RECENTLY ADOPTED OR ISSUED

Standards Adopted in 2022

During the first quarter of 2022, the SEC issued SAB No. 121. This bulletin adds interpretive guidance on the accounting and disclosure of obligations to safeguard crypto assets held for platform users. This guidance was applicable no later than the financial statements covering the first interim or annual period ending after June 15, 2022. Management has reviewed its business activities and determined SAB 121 is not impactful to the Company’s Consolidated Financial Statements as of September 30, 2022 as the Company does not currently safeguard crypto assets.

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

NOTE 3:  INVESTMENTS

For the three months ended September 30, 2022, there were $111.8 million of sales of AFS securities with gross realized gains of $0.2 million and gross realized losses of $0.4 million. For the nine months ended September 30, 2022, there were sales of $116.8 million of AFS securities with $0.3 million gross realized gains and $0.4 million gross realized losses. For the three months ended September 30, 2021, there were sales of $100.6 million of AFS securities with gross realized gains of $2.8 million and gross realized losses of $3.1 million. For the nine months ended September 30, 2021, there were $372.3 million of sales of AFS securities with $6.3 million of gross realized gains and $7.0 million of gross realized losses.

The following is a summary of HTM and AFS investment securities as of September 30, 2022:

	Held-to-maturity				Available-for-sale
(Dollars in thousands)	Amortized cost	Unrecognized gain	Unrecognized loss	Fair value	Amortized cost	Unrealized gain	Unrealized loss	Fair value
U.S. Treasuries	$0	$0	$0	$0	$39,313	$0	$(4,911)	$34,402
Securities of U.S. government agencies and corporations	0	0	0	0	80,032	0	(13,723)	66,309
Mortgage-backed securities - residential	0	0	0	0	688,513	0	(102,221)	586,292
Mortgage-backed securities - commercial	36,714	0	(3,758)	32,956	731,619	0	(46,965)	684,654
Collateralized mortgage obligations	9,692	0	(792)	8,900	550,209	110	(60,471)	489,848
Obligations of state and other political subdivisions	8,167	39	(334)	7,872	971,655	393	(138,949)	833,099
Asset-backed securities	0	0	0	0	760,915	157	(55,299)	705,773
Other securities	31,250	0	(2,054)	29,196	137,014	25	(6,063)	130,976
Total	$85,823	$39	$(6,938)	$78,924	$3,959,270	$685	$(428,602)	$3,531,353

The following is a summary of HTM and AFS investment securities as of December 31, 2021:

	Held-to-maturity				Available-for-sale
(Dollars in thousands)	Amortized cost	Unrecognized gain	Unrecognized loss	Fair value	Amortized cost	Unrealized gain	Unrealized loss	Fair value
U.S. Treasuries	$0	$0	$0	$0	$34,961	$4	$(189)	$34,776
Securities of U.S. government agencies and corporations	0	0	0	0	78,998	248	(129)	79,117
Mortgage-backed securities - residential	0	0	0	0	728,050	6,635	(10,548)	724,137
Mortgage-backed securities - commercial	46,362	651	0	47,013	729,948	4,294	(2,352)	731,890
Collateralized mortgage obligations	11,882	221	0	12,103	696,258	7,979	(6,497)	697,740
Obligations of state and other political subdivisions	8,926	915	0	9,841	1,058,735	35,591	(8,594)	1,085,732
Asset-backed securities	0	0	0	0	720,638	1,521	(2,578)	719,581
Other securities	31,250	176	(485)	30,941	133,001	2,114	(242)	134,873
Total	$98,420	$1,963	$(485)	$99,898	$4,180,589	$58,386	$(31,129)	$4,207,846

The following table provides a summary of investment securities by contractual maturity as of September 30, 2022, except for residential and commercial mortgage-backed securities, collateralized mortgage obligations and asset-backed securities, which are shown as single totals due to the unpredictability of the timing in principal repayments.

	Held-to-maturity		Available-for-sale
(Dollars in thousands)	Amortized cost	Fair value	Amortized cost	Fair value
By Contractual Maturity:
Due in one year or less	$0	$0	$13,484	$13,425
Due after one year through five years	1,088	1,052	106,451	103,590
Due after five years through ten years	36,362	34,202	306,244	268,998
Due after ten years	1,967	1,814	801,835	678,773
Mortgage-backed securities - residential	0	0	688,513	586,292
Mortgage-backed securities - commercial	36,714	32,956	731,619	684,654
Collateralized mortgage obligations	9,692	8,900	550,209	489,848
Asset-backed securities	0	0	760,915	705,773
Total	$85,823	$78,924	$3,959,270	$3,531,353

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

First Financial does not intend to sell, and it is not more likely than not that the Company will be required to sell, debt securities prior to maturity or recovery of the recorded value. Additionally, based on the Company's credit assessment of AFS securities in an unrealized loss position, the Company recorded no reserves for the periods ended September 30, 2022 or December 31, 2021.

As of September 30, 2022, the Company's investment securities portfolio consisted of 1,436 securities, of which 1,106 were in an unrealized loss position. As of December 31, 2021, the Company's investment securities portfolio consisted of 1,418 securities, of which 327 were in an unrealized loss position.

Primarily all of First Financial’s HTM debt securities are issued by U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. The remainder of the Company's HTM securities are non-agency collateralized mortgage obligations and obligations of state and other political subdivisions which currently carry ratings no lower than A+. There were no HTM securities on nonaccrual status or past due as of September 30, 2022 or December 31, 2021.

Management measures expected credit losses on HTM debt securities on a collective basis by security type. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The Company did not record an ACL for these securities as of September 30, 2022 or December 31, 2021.

The following tables provide the fair value and gross unrealized losses on investment securities in an unrealized loss position for which an ACL has not been recorded, aggregated by investment category and the length of time the individual securities have been in a continuous loss position:

	September 30, 2022
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. Treasuries	$13,018	$(1,343)	$21,384	$(3,568)	$34,402	$(4,911)
Securities of U.S. Government agencies and corporations	66,309	(13,723)	0	0	66,309	(13,723)
Mortgage-backed securities - residential	208,158	(26,128)	367,289	(76,093)	575,447	(102,221)
Mortgage-backed securities - commercial	613,089	(32,931)	99,521	(17,792)	712,610	(50,723)
Collateralized mortgage obligations	269,501	(18,727)	228,192	(42,536)	497,693	(61,263)
Obligations of state and other political subdivisions	492,728	(69,208)	271,666	(70,075)	764,394	(139,283)
Asset-backed securities	558,218	(37,812)	128,087	(17,487)	686,305	(55,299)
Other securities	117,913	(5,706)	27,089	(2,411)	145,002	(8,117)
Total	$2,338,934	$(205,578)	$1,143,228	$(229,962)	$3,482,162	$(435,540)

	December 31, 2021
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. Treasuries	$24,755	$(190)	$0	$0	$24,755	$(190)
Securities of U.S. Government agencies and corporations	17,382	(128)	0	0	17,382	(128)
Mortgage-backed securities - residential	459,098	(8,375)	78,090	(2,173)	537,188	(10,548)
Mortgage-backed securities - commercial	205,520	(2,149)	13,818	(203)	219,338	(2,352)
Collateralized mortgage obligations	369,318	(6,110)	12,485	(387)	381,803	(6,497)
Obligations of state and other political subdivisions	380,735	(7,543)	55,568	(1,051)	436,303	(8,594)
Asset-backed securities	482,118	(2,578)	0	0	482,118	(2,578)
Other securities	31,896	(354)	11,877	(373)	43,773	(727)
Total	$1,970,822	$(27,427)	$171,838	$(4,187)	$2,142,660	$(31,614)

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

In accordance with the CARES Act and the 2021 Consolidated Appropriations Act, First Financial participated in offering PPP loans to its customers. These loans provide a direct incentive for small businesses to keep their workers on the payroll and to maintain their operations during the COVID-19 pandemic. PPP loans are eligible to be forgiven provided certain conditions are met. As of September 30, 2022, First Financial had $3.9 million in PPP loans, net of unearned fees of $0.2 million. As of December 31, 2021, First Financial had $55.6 million in PPP loans, net of unearned fees of $2.6 million.

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

The following table sets forth the Company's loan portfolio at September 30, 2022 by risk attribute and origination date:

(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Term Total	Revolving	Total
Commercial & industrial
Pass	$610,543	$604,315	$355,541	$226,929	$123,839	$205,820	$2,126,987	$892,286	$3,019,273
Special mention	6,554	9,305	8,426	22,670	9,679	10,806	67,440	22,922	90,362
Substandard	2,626	1,866	11,054	2,103	354	9,802	27,805	1,779	29,584
Doubtful	0	0	0	0	0	0	0	0	0
Total	$619,723	$615,486	$375,021	$251,702	$133,872	$226,428	$2,222,232	$916,987	$3,139,219
Lease financing
Pass	$102,443	$25,533	$19,591	$14,191	$10,259	$3,702	$175,719	$46	$175,765
Special mention	0	0	90	0	0	0	90	0	90
Substandard	0	0	0	182	21	14	217	0	217
Total	$102,443	$25,533	$19,681	$14,373	$10,280	$3,716	$176,026	$46	$176,072
Construction real estate
Pass	$68,982	$250,178	$134,372	$4,916	$9,358	$668	$468,474	$20,972	$489,446
Special mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Total	$68,982	$250,178	$134,372	$4,916	$9,358	$668	$468,474	$20,972	$489,446
Commercial real estate - investor
Pass	$388,912	$507,462	$325,682	$778,916	$307,413	$547,155	$2,855,540	$20,154	$2,875,694
Special mention	0	6,950	20,496	21,123	26,410	13,861	88,840	495	89,335
Substandard	0	0	6	11,314	19,913	18,144	49,377	0	49,377
Doubtful	0	0	0	0	0	0	0	0	0
Total	$388,912	$514,412	$346,184	$811,353	$353,736	$579,160	$2,993,757	$20,649	$3,014,406
Commercial real estate - owner
Pass	$112,003	$162,872	$173,443	$105,026	$119,514	$236,444	$909,302	$8,297	$917,599
Special mention	0	211	71	1,493	0	21,044	22,819	0	22,819
Substandard	0	330	35	5,173	14,287	1,696	21,521	0	21,521
Total	$112,003	$163,413	$173,549	$111,692	$133,801	$259,184	$953,642	$8,297	$961,939
Residential real estate
Performing	$235,725	$275,240	$209,393	$115,262	$53,703	$122,481	$1,011,804	$0	$1,011,804
Nonperforming	175	1,088	1,267	2,541	1,197	6,524	12,792	0	12,792
Total	$235,900	$276,328	$210,660	$117,803	$54,900	$129,005	$1,024,596	$0	$1,024,596
Home equity
Performing	$20,744	$34,771	$39,822	$12,302	$8,836	$27,479	$143,954	$588,815	$732,769
Nonperforming	5	35	102	268	89	423	922	3,627	4,549
Total	$20,749	$34,806	$39,924	$12,570	$8,925	$27,902	$144,876	$592,442	$737,318
Installment
Performing	$92,645	$42,545	$8,163	$4,615	$3,306	$3,717	$154,991	$46,410	$201,401
Nonperforming	224	438	24	29	25	1	741	125	866
Total	$92,869	$42,983	$8,187	$4,644	$3,331	$3,718	$155,732	$46,535	$202,267
Credit cards
Performing	$0	$0	$0	$0	$0	$0	$0	$51,668	$51,668
Nonperforming	0	0	0	0	0	0	0	505	505
Total	$0	$0	$0	$0	$0	$0	$0	$52,173	$52,173
Grand Total	$1,641,581	$1,923,139	$1,307,578	$1,329,053	$708,203	$1,229,781	$8,139,335	$1,658,101	$9,797,436

The following table sets forth the Company's loan portfolio at December 31, 2021 by risk attribute and origination date:

(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Term Total	Revolving	Total
Commercial & industrial
Pass	$711,198	$442,064	$339,507	$164,273	$119,580	$154,835	$1,931,457	$700,246	$2,631,703
Special mention	389	4,867	5,993	16,057	6,511	4,918	38,735	21,505	60,240
Substandard	2,220	434	2,843	1,224	12,640	1,465	20,826	7,259	28,085
Total	$713,807	$447,365	$348,343	$181,554	$138,731	$161,218	$1,991,018	$729,010	$2,720,028
Lease financing
Pass	$31,697	$21,536	$19,095	$15,494	$6,821	$4,765	$99,408	$0	$99,408
Special mention	0	10,216	0	0	0	0	10,216	0	10,216
Substandard	0	0	0	0	0	0	0	0	0
Total	$31,697	$31,752	$19,095	$15,494	$6,821	$4,765	$109,624	$0	$109,624
Construction real estate
Pass	$95,991	$200,421	$96,726	$15,886	$317	$12,719	$422,060	$18,299	$440,359
Special mention	0	6,531	0	9,004	0	0	15,535	0	15,535
Substandard	0	0	0	0	0	0	0	0	0
Total	$95,991	$206,952	$96,726	$24,890	$317	$12,719	$437,595	$18,299	$455,894
Commercial real estate - investor
Pass	$537,183	$379,217	$944,915	$367,946	$294,147	$434,641	$2,958,049	$66,579	$3,024,628
Special mention	0	7,479	18,136	18,006	15,566	34,153	93,340	0	93,340
Substandard	1,616	6	21,312	6,628	6,918	307	36,787	0	36,787
Total	$538,799	$386,702	$984,363	$392,580	$316,631	$469,101	$3,088,176	$66,579	$3,154,755
Commercial real estate - owner
Pass	$204,291	$184,564	$121,150	$135,463	$119,489	$259,504	$1,024,461	$7,565	$1,032,026
Special mention	970	2,283	2,262	3,751	1,381	5,512	16,159	0	16,159
Substandard	162	727	6,541	12,513	1,730	1,963	23,636	38	23,674
Doubtful	0	0	0	0	0	0	0	0	0
Total	$205,423	$187,574	$129,953	$151,727	$122,600	$266,979	$1,064,256	$7,603	$1,071,859
Residential real estate
Performing	$258,537	$230,699	$138,239	$64,310	$34,606	$162,924	$889,315	$0	$889,315
Nonperforming	236	970	1,193	598	339	3,418	6,754	0	6,754
Total	$258,773	$231,669	$139,432	$64,908	$34,945	$166,342	$896,069	$0	$896,069
Home equity
Performing	$42,298	$45,638	$14,713	$11,221	$7,603	$30,588	$152,061	$553,245	$705,306
Nonperforming	72	161	44	67	56	234	634	2,459	3,093
Total	$42,370	$45,799	$14,757	$11,288	$7,659	$30,822	$152,695	$555,704	$708,399
Installment
Performing	$58,209	$12,768	$8,213	$5,541	$3,925	$2,201	$90,857	$28,353	$119,210
Nonperforming	6	61	32	9	1	56	165	79	244
Total	$58,215	$12,829	$8,245	$5,550	$3,926	$2,257	$91,022	$28,432	$119,454
Credit cards
Performing	$0	$0	$0	$0	$0	$0	$0	$51,772	$51,772
Nonperforming	0	0	0	0	0	0	0	445	445
Total	$0	$0	$0	$0	$0	$0	$0	$52,217	$52,217
Grand Total	$1,945,075	$1,550,642	$1,740,914	$847,991	$631,630	$1,114,203	$7,830,455	$1,457,844	$9,288,299

Delinquency. Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the date of the scheduled payment.

Loan delinquency, including loans classified as nonaccrual, was as follows:

	As of September 30, 2022
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 90 days past due	Total past due	Current	Total	> 90 days past due and still accruing
Loans
Commercial & industrial	$3,133	$763	$441	$4,337	$3,134,882	$3,139,219	$0
Lease financing	1,851	198	204	2,253	173,819	176,072	2
Construction real estate	0	0	0	0	489,446	489,446	0
Commercial real estate-investor	7	0	0	7	3,014,399	3,014,406	0
Commercial real estate-owner	322	89	61	472	961,467	961,939	0
Residential real estate	3,309	305	4,052	7,666	1,016,930	1,024,596	0
Home equity	1,029	263	1,803	3,095	734,223	737,318	0
Installment	379	229	199	807	201,460	202,267	0
Credit card	283	85	137	505	51,668	52,173	137
Total	$10,313	$1,932	$6,897	$19,142	$9,778,294	$9,797,436	$139

	As of December 31, 2021
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 90 days past due	Total past due	Current	Total	> 90 days past due and still accruing
Loans
Commercial & industrial	$303	$2,006	$2,775	$5,084	$2,714,944	$2,720,028	$0
Lease financing	93	0	0	93	109,531	109,624	0
Construction real estate	0	0	0	0	455,894	455,894	0
Commercial real estate-investor	89	42	6,409	6,540	3,148,215	3,154,755	0
Commercial real estate-owner	56	2,207	637	2,900	1,068,959	1,071,859	0
Residential real estate	4,379	262	2,114	6,755	889,314	896,069	0
Home equity	1,214	692	1,186	3,092	705,307	708,399	0
Installment	162	37	45	244	119,210	119,454	0
Credit card	223	134	137	494	51,723	52,217	137
Total	$6,519	$5,380	$13,303	$25,202	$9,263,097	$9,288,299	$137

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

First Financial had 132 TDRs totaling $23.8 million at September 30, 2022, including $11.0 million on accrual status and $12.8 million classified as nonaccrual. First Financial had no commitments outstanding to lend additional funds to borrowers whose loan terms have been modified through TDRs, and the ACL included reserves of $3.6 million related to TDRs at September 30, 2022. Additionally, as of September 30, 2022, $5.3 million of accruing TDRs have been performing in accordance with the restructured terms for more than one year.

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

The following tables provide information on loan modifications classified as TDRs during the three and nine months ended September 30, 2022 and 2021:

	Three months ended
	September 30, 2022			September 30, 2021
(Dollars in thousands)	Number of loans	Pre-modification loan balance	Period end balance	Number of loans	Pre-modification loan balance	Period end balance
Commercial & industrial	0	$0	$0	0	$0	$0
Construction real estate	0	0	0	0	0	0
Commercial real estate	1	5,950	3,035	1	6,835	761
Residential real estate	5	430	391	1	145	142
Home equity	0	0	0	0	0	0
Installment	0	0	0	1	0	0
Total	6	$6,380	$3,426	3	$6,980	$903

	Nine months ended
	September 30, 2022			September 30, 2021
(Dollars in thousands)	Number of loans	Pre-modification loan balance	Period end balance	Number of loans	Pre-modification loan balance	Period end balance
Commercial & industrial	6	$10,049	$8,825	5	$4,967	$4,831
Construction real estate	0	0	0	0	0	0
Commercial real estate	2	6,337	3,115	8	16,850	9,807
Residential real estate	11	1,094	1,034	14	1,265	1,233
Home equity	1	32	32	2	30	30
Installment	0	0	0	1	0	0
Total	20	$17,512	$13,006	30	$23,112	$15,901

For TDRs identified during the three months ended September 30, 2022, there were no charge-offs for the portion of TDRs determined to be uncollectible. For TDRs identified during the nine months ended September 30, 2022, there were $3.2 million of charge-offs for the portion of TDRs determined to be uncollectible. For TDRs identified during each of the three and nine months ended September 30, 2021, there were $0.6 million of charge-offs for the portion of TDRs determined to be uncollectible.

The following table provides information on how TDRs were modified during the three and nine months ended September 30, 2022 and 2021:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2022	2021	2022	2021
Extended maturities	$0	$0	$3,345	$0
Adjusted interest rates	3,107	0	3,107	0
Combination of rate and maturity changes	0	0	0	0
Forbearance	297	761	4,261	7,008
Bankruptcies	22	142	22	6,723
Other (1)	0	0	2,271	2,170
Total	$3,426	$903	$13,006	$15,901
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

For each of the three and nine month periods ended September 30, 2022 there were two TDR relationships totaling $0.2 million for which there was a payment default during the period that occurred within twelve months of the loan modifications. For each of the three and nine month periods ended September 30, 2021, there was one TDR relationship for $0.1 million for which there was a payment default during the period that occurred within twelve months of the loan modification.

As stated in the CARES Act and subsequently modified by the Consolidated Appropriations Act, loan modifications in response to COVID-19 executed on loans that were not more than 30 days past due as of December 31, 2019 and executed between March 1, 2020 and January 1, 2022 are not required to be reported as TDR.

As of September 30, 2022, the Company's loan portfolio included no active loan modifications made under the guidance of the CARES Act that were not classified as TDR. As of December 31, 2021, the Company had $16.5 million of active loan modifications made under the guidance of the CARES Act that were not classified as TDR. These modifications were comprised of two commercial loans making interest-only payments.

Nonperforming loans. Loans classified as nonaccrual and loans modified as TDRs are considered nonperforming. The following table provides information on nonperforming loans:

	September 30, 2022			December 31, 2021
(Dollars in thousands)	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual
Nonaccrual loans (1)
Commercial & industrial	$4,558	$4,161	$8,719	$11,077	$6,285	$17,362
Lease financing	0	199	199	0	203	203
Construction real estate	0	0	0	0	0	0
Commercial real estate	0	13,435	13,435	17,716	1,796	19,512
Residential real estate	0	10,250	10,250	0	8,305	8,305
Home equity	0	3,445	3,445	0	2,922	2,922
Installment	0	279	279	0	88	88
Total nonaccrual loans	$4,558	$31,769	$36,327	$28,793	$19,599	$48,392
(1) Nonaccrual loans include nonaccrual TDRs of $12.8 million and $16.0 million as of September 30, 2022 and December 31, 2021, respectively.

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2022	2021	2022	2021
Interest income effect on nonperforming loans
Gross amount of interest that would have been recorded under original terms	$855	$1,182	$2,443	$4,260
Interest included in income
Nonaccrual loans	343	351	901	1,276
Troubled debt restructurings	126	85	288	258
Total interest included in income	469	436	1,189	1,534
Net impact on interest income	$386	$746	$1,254	$2,726

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

	September 30, 2022
	Type of Collateral
(Dollar in thousands)	Business assets	Commercial real estate	Equipment	Land	Residential real estate	Other	Total
Class of loan
Commercial & industrial	$8,644	$0	$26	$0	$0	$49	$8,719
Lease financing	0	0	199	0	0	0	199
Commercial real estate-investor	0	3,034	0	0	98	0	3,132
Commercial real estate-owner	0	10,218	0	35	50	0	10,303
Residential real estate	0	0	0	0	10,250	0	10,250
Home equity	0	0	0	0	3,445	0	3,445
Installment	0	0	0	0	0	279	279
Total	$8,644	$13,252	$225	$35	$13,843	$328	$36,327

	December 31, 2021
	Type of Collateral
(Dollar in thousands)	Business assets	Commercial real estate	Equipment	Land	Residential real estate	Other	Total
Class of loan
Commercial & industrial	$13,171	$15	$833	$0	$0	$3,343	$17,362
Lease financing	0	0	203	0	0	0	203
Commercial real estate-investor	0	6,362	0	0	422	0	6,784
Commercial real estate-owner	0	6,673	5,937	38	80	0	12,728
Residential real estate	0	0	0	0	8,305	0	8,305
Home equity	0	0	0	0	2,922	0	2,922
Installment	0	0	0	0	0	88	88
Total	$13,171	$13,050	$6,973	$38	$11,729	$3,431	$48,392

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

Effective December 31, 2021, First Financial acquired Summit Funding Group, Inc., which is a full-service equipment leasing company. In conjunction with this acquisition, First Financial acquired $41.9 million of financing leases, which were included in Loans and leases on the Consolidated Balance Sheets. For further detail on the acquisition, see Note 18 - Business Combinations.

The components of the Company's net investments in direct financing and sales-type leases, which are included in Lease financing on the Consolidated Balance Sheets are as follows:

(Dollar in thousands)	September 30, 2022	December 31, 2021
Direct financing leases
Lease receivables	$47,558	$49,843
Unguaranteed residual values	16,236	19,714
Sales-type leases
Lease receivables	112,278	40,067
Unguaranteed residual values	0	0
Total net investment in direct financing and sales-type leases	$176,072	$109,624

Interest income for direct financing and sales-type leases was $3.0 million and $0.7 million for the three months ended September 30, 2022 and September 30, 2021, respectively. Interest income for direct financing and sales-type leases was $7.9 million and $2.1 million for the nine months ended September 30, 2022 and September 30, 2021, respectively.

The remaining maturities of lease receivables were as follows:

(Dollars in thousands)	Direct financing and Sales-type
Remainder of 2022	$13,518
2023	38,226
2024	37,316
2025	24,749
2026	25,129
Thereafter	38,745
Total lease payments	177,683
Less: unearned interest income	(17,847)
Net lease receivables	$159,836

OREO. OREO consists of properties acquired by the Company primarily through the loan foreclosure or repossession process, that results in partial or total satisfaction of problem loans.

Changes in OREO were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2022	2021	2022	2021
Balance at beginning of period	$22	$340	$98	$1,287
Additions
Commercial & industrial	0	0	0	98
Residential real estate	0	0	136	0
Total additions	0	0	136	98
Disposals
Commercial & industrial	0	0	(98)	(768)
Residential real estate	0	0	(72)	(268)
Total disposals	0	0	(170)	(1,036)
Valuation adjustment
Commercial & industrial	0	0	0	(9)
Residential real estate	0	0	(42)	0
Total valuation adjustment	0	0	(42)	(9)
Balance at end of period	$22	$340	$22	$340

NOTE 5:  ALLOWANCE FOR CREDIT LOSSES

Allowance for credit losses - loans and leases. The ACL is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. The ACL is increased by provision expense and decreased by charge-offs, net of recoveries of amounts previously charged-off. First Financial's policy is to charge-off all or a portion of a loan when, in management's opinion, it is unlikely to collect the principal amount owed in full either through payments from the borrower or a guarantor or from the liquidation of collateral. Cumulative recovery payments credited to the ACL for any loan do not exceed the amount charged-off. Accrued interest receivable on loans and leases, which totaled $35.9 million and $29.5 million as of September 30, 2022 and December 31, 2021, respectively, is excluded from the estimate of credit losses.

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

The Company utilized the Moody's September baseline forecast as its R&S forecast in the quantitative model. For reasonableness, the Company also considered the impact to the model from alternative, more adverse economic forecasts, slower prepayment speeds and increased default rates. These alternative analyses were utilized to inform the Company's qualitative adjustments. Additionally, First Financial considered its credit exposure to certain industries believed to be at risk for future credit stress, such as franchise, hotel and investor commercial real estate lending when making qualitative adjustments to the ACL model.

First Financial's ACL is influenced by loan volumes, risk rating migration or delinquency status, and other conditions impacting loss expectations, such as reasonable and supportable forecasts of economic conditions.  For the three months ended September 30, 2022, the ACL increased due to loan growth and slower prepayment speeds. For the nine months ended September 30, 2022, the ACL declined due to improvements in economic forecasts and the Company's improved credit outlook.

Changes in the allowance by loan category were as follows:

	Three months ended September 30, 2022
			Real Estate
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction real estate	Commercial real estate	Residential real estate	Home Equity	Installment	Credit card	Total
Allowance for credit losses:
Balance at beginning of period	$39,179	$2,212	$11,965	$39,856	$7,383	$10,980	$1,189	$5,121	$117,885
Provision for credit losses	3,710	238	2,081	(2,343)	2,123	500	3,931	(2,342)	7,898
Gross charge-offs	(1,947)	(13)	0	(3)	(119)	(45)	(294)	(237)	(2,658)
Recoveries	90	13	0	561	35	185	29	58	971
Total net charge-offs	(1,857)	0	0	558	(84)	140	(265)	(179)	(1,687)
Ending allowance for credit losses	$41,032	$2,450	$14,046	$38,071	$9,422	$11,620	$4,855	$2,600	$124,096

	Three months ended September 30, 2021
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction real estate	Commercial real estate	Residential real estate	Home Equity	Installment	Credit card	Total
Allowance for credit losses:
Balance at beginning of period	$46,797	$1,457	$20,359	$70,305	$6,879	$9,684	$1,211	$2,898	$159,590
Provision for credit losses	(1,515)	(374)	(4,969)	(904)	(381)	(372)	(50)	372	(8,193)
Loans charged off	(2,617)	0	0	(1,030)	(74)	(200)	(37)	(230)	(4,188)
Recoveries	869	0	0	223	56	426	53	67	1,694
Total net charge-offs	(1,748)	0	0	(807)	(18)	226	16	(163)	(2,494)
Ending allowance for credit losses	$43,534	$1,083	$15,390	$68,594	$6,480	$9,538	$1,177	$3,107	$148,903

	Nine months ended September 30, 2022
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction real estate	Commercial real estate	Residential real estate	Home equity	Installment	Credit card	Total
Allowance for credit losses:
Beginning balance	$44,052	$1,633	$11,874	$53,420	$6,225	$9,643	$1,097	$4,048	$131,992
Provision for credit losses	1,899	920	2,172	(14,904)	3,183	1,255	4,493	(976)	(1,958)
Loans charged off	(5,565)	(152)	0	(3,422)	(145)	(88)	(832)	(695)	(10,899)
Recoveries	646	49	0	2,977	159	810	97	223	4,961
Total net charge-offs	(4,919)	(103)	0	(445)	14	722	(735)	(472)	(5,938)
Ending allowance for credit losses	$41,032	$2,450	$14,046	$38,071	$9,422	$11,620	$4,855	$2,600	$124,096

	Nine months ended September 30, 2021
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction real estate	Commercial real estate	Residential real estate	Home equity	Installment	Credit card	Total
Allowance for credit losses:
Beginning balance	$51,454	$995	$21,736	$76,795	$8,560	$11,869	$1,215	$3,055	$175,679
Provision for credit losses	4,925	88	(6,347)	(4,373)	(2,113)	(2,200)	(12)	533	(9,499)
Loans charged off	(14,256)	0	(2)	(4,321)	(121)	(1,051)	(150)	(631)	(20,532)
Recoveries	1,411	0	3	493	154	920	124	150	3,255
Total net charge-offs	(12,845)	0	1	(3,828)	33	(131)	(26)	(481)	(17,277)
Ending allowance for credit losses	$43,534	$1,083	$15,390	$68,594	$6,480	$9,538	$1,177	$3,107	$148,903

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

The ACL on unfunded commitments was $17.0 million as of September 30, 2022 and $13.4 million as of December 31, 2021. Additionally, First Financial recorded a provision for credit losses on unfunded commitments of $0.4 million and $3.6 million for the three and nine months ended September 30, 2022. First Financial recorded provision recapture of $2.0 million and $0.9 million for the three and nine months ended September 30, 2021.

NOTE 6:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill. Assets and liabilities acquired in a business combination are recorded at their estimated fair values as of the acquisition date. The excess of the purchase price of the acquisition over the fair value of net assets acquired is recorded as goodwill.

Changes in the carrying amount of goodwill for the three and nine months ended September 30, 2022 and September 30, 2021 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2022	2021	2022	2021
Balance at beginning of period	$999,959	$937,771	$1,000,749	$937,771
Goodwill resulting from business combinations	(1,537)	0	(2,327)	0
Balance at end of period	$998,422	$937,771	$998,422	$937,771

In December 2021, First Financial recorded $63.0 million of goodwill resulting from the acquisition of Summit Funding Group, Inc. In the third quarter of 2022, First Financial recorded adjustments of $1.5 million to goodwill from the Summit merger. In the first nine months of 2022, First Financial recorded adjustments of $2.3 million to goodwill from the Summit merger. The fair value measurements of Summit's assets and liabilities are subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values become available, and the measurement period ends in December 2022. For further detail on various mergers or acquisitions, see Note 18 - Business Combinations.

Goodwill is evaluated for impairment on an annual basis as of October 1 of each year, or whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value. First Financial performed its most recent annual impairment test as of October 1, 2021 and no impairment was indicated. As of September 30, 2022, no events or changes in circumstances indicated that the fair value of the reporting unit was below its carrying value.

Other intangible assets. Other intangible assets consist primarily of core deposit, customer list, mortgage servicing rights and other miscellaneous intangibles, such as purchase commissions, non-compete agreements and trade name intangibles.

Core deposit intangibles represent the estimated fair value of acquired customer deposit relationships on the date of acquisition and are amortized on an accelerated basis over their estimated useful lives. First Financial's core deposit intangibles have an estimated weighted average remaining life of 5.5 years.

First Financial recorded a customer list intangible asset in conjunction with the Summit acquisition to account for the obligation or advantage on the part of either the Company or the customer to continue the pre-existing relationship subsequent to the merger. The customer list intangible asset is being amortized on a straight-line basis over its estimated useful life of 12 years and was $28.3 million and $30.1 million at September 30, 2022 and December 31, 2021, respectively. Additionally, First Financial recorded a customer list intangible asset in conjunction with the Bannockburn acquisition which is being amortized on a straight-line basis over its estimated useful life of 11 years and was $28.4 million and $31.1 million at September 30, 2022 and December 31, 2021, respectively.

Amortization expense recognized on other intangible assets for the three months ended September 30, 2022 and September 30, 2021 was $2.8 million and $2.5 million, respectively. Amortization expense recognized on other intangible assets for the nine months ended September 30, 2022 and September 30, 2021 was $8.6 million and $7.4 million, respectively.

Mortgage servicing rights are servicing fees First Financial receives from selling fixed and adjustable-rate residential mortgage loans where it obtains servicing responsibilities. In those sales, the First Financial obtained servicing responsibilities and provided certain standard representations and warranties; however, the investors have no recourse to the Company’s other assets for failure of debtors to pay when due. First Financial receives servicing fees based on a percentage of the outstanding balance. Mortgage servicing rights are measured at fair value with changes in fair value reported in mortgage banking net revenue in the Consolidated Statements of Income.

The gross carrying amount and accumulated amortization of other intangible assets at September 30, 2022 and December 31, 2021 were as follows:

(Dollars in thousands)	September 30, 2022		December 31, 2021
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Amortized other intangible assets
Core deposit intangibles	$41,750	$(25,761)	$45,256	$(26,911)
Customer list	69,563	(12,933)	69,563	(8,362)
Other	14,079	(6,668)	14,589	(5,237)
Unamortized other intangible assets
Mortgage servicing rights	16,498	0	15,469	0
Total	$141,890	$(45,362)	$144,877	$(40,510)

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

With the adoption of Topic 842, operating lease agreements were required to be recognized on the Consolidated Balance Sheets as an ROU asset and a corresponding lease liability. The Company's right to use an asset over the life of a lease is recorded as a ROU asset in Accrued interest and other assets on the Consolidated Balance Sheets and was $55.8 million and $57.2 million at September 30, 2022 and December 31, 2021, respectively. Certain adjustments to the ROU asset may be required for items such as initial direct costs paid or incentives received. First Financial recorded a $66.0 million and $67.6 million lease liability in Accrued interest and other liabilities on the Consolidated Balance Sheets at September 30, 2022 and December 31, 2021, respectively.

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

The components of lease expense were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2022	2021	2022	2021
Operating lease cost	$1,907	$1,831	$5,709	$5,532
Short-term lease cost	1	26	8	81
Variable lease cost	684	656	2,143	2,011
Total operating lease cost	$2,592	$2,513	$7,860	$7,624

Future minimum commitments due under these lease agreements as of September 30, 2022 are as follows:

(Dollars in thousands)	Operating leases
2022 (remaining three months)	$1,957
2023	7,689
2024	7,292
2025	6,996
2026	6,729
Thereafter	52,972
Total lease payments	83,635
Less imputed interest	17,604
Total	$66,031

The weighted average remaining lease term and discount rate for the Company's operating leases were as follows:

	September 30, 2022	December 31, 2021
Operating leases
Weighted-average remaining lease term	13.3 years	13.9 years
Weighted-average discount rate	3.25%	3.25%

Supplemental cash information at September 30, 2022 and 2021 related to leases was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,963	$1,767	$5,865	$5,203
ROU assets obtained in exchange for lease obligations
Operating leases	2,698	282	4,808	6,706

NOTE 8: OPERATING LEASES - LESSOR

First Financial provides financing for various types of equipment through a variety of leasing arrangements. Operating leases are carried at cost less accumulated depreciation in the Consolidated Balance Sheets. Operating leases were $84.9 million and $60.8 million at September 30, 2022 and December 31, 2021, respectively, net of accumulated depreciation of $35.9 million and $25.5 million at September 30, 2022 and December 31, 2021, respectively. The Company recorded lease income of $7.0 million and $17.3 million related to lease payments for operating leases in leasing business revenue in the Consolidated Statement of Income for the three and nine months ended September 30, 2022, respectively. Depreciation expense related to operating lease equipment was $5.7 million and $14.3 million for the three and nine months ended September 30, 2022, respectively.

First Financial performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. First Financial recognized no impairment losses associated with operating lease assets for the three or nine months ended September 30, 2022. Recognized impairment losses, if any, would be recorded in Leasing business income in the Consolidated Statements of Income.

The future lease payments receivable from operating leases as of September 30, 2022 are as follows:

(Dollars in thousands)	Undiscounted cash flows
2022 (remaining three months)	$6,998
2023	25,445
2024	18,286
2025	8,906
2026	3,736
Thereafter	749
Total operating lease payments	$64,120

NOTE 9:  BORROWINGS

Short-term borrowings on the Consolidated Balance Sheets include repurchase agreements utilized for corporate sweep accounts with cash management account agreements in place, federal funds purchased, overnight advances from the FHLB and a short-term line of credit.

All repurchase agreements are subject to terms and conditions agreed to by the Bank and the client. To secure its liability to the client, the Bank is authorized to sell or repurchase U.S. Treasury, government agency and mortgage-backed securities. As of September 30, 2022, the Bank had no securities sold under agreements to repurchase. At December 31, 2021, the Bank had $51.3 million of securities sold under agreements to repurchase.

First Financial had $3.5 million federal funds purchased at September 30, 2022 and none at December 31, 2021. The Company had $972.6 million in short-term borrowings with the FHLB at September 30, 2022 and $225.0 million at December 31, 2021. These short-term borrowings are used to manage normal liquidity needs and support the Company's asset and liability management strategies. Additionally, at September 30, 2022, other short-term borrowings included $184.9 million of collateral owed by counterparty banks to First Financial.

First Financial also has a $40.0 million short-term credit facility with an unaffiliated bank that matures in December, 2022, which is considered a short-term borrowing. This facility has a variable interest rate and provides First Financial additional liquidity, if needed, for various corporate activities including the repurchase of First Financial common stock and the payment of dividends to shareholders. As of September 30, 2022, First Financial had no outstanding balance, and at December 31, 2021, First Financial had an outstanding balance of $20.0 million. The credit agreement requires First Financial to comply with certain covenants including those related to asset quality and capital levels, and First Financial was in compliance with all covenants associated with this facility as of both September 30, 2022 and December 31, 2021. This credit facility also required First Financial to pledge as collateral the Bank's common stock where the lender is granted a security interest in this collateral.

The following is a summary of First Financial's short-term borrowings:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Federal funds purchased and securities sold under agreements to repurchase	$3,535	$51,203
FHLB short-term borrowings	972,600	225,000
Other short-term borrowings	184,912	20,000
Total short-term borrowings	$1,161,047	$296,203

First Financial had $355.1 million and $409.8 million of long-term debt as of September 30, 2022 and December 31, 2021 respectively, which included subordinated notes, capital lease liabilities and an interest free loan with a municipality.

The following is a summary of First Financial's long-term debt:

	September 30, 2022		December 31, 2021
(Dollars in thousands)	Amount	Average rate	Amount	Average rate
Subordinated notes	$313,591	5.29%	$313,248	4.86%
Unamortized debt issuance costs	(2,095)	N/A	(2,384)	N/A
Capital lease liability	1,719	3.82%	1,781	3.81%
Capital loan with municipality	775	0.00%	775	0.00%
Subtotal	313,990	5.30%	313,420	4.88%

Acquired in Summit acquisition
Bank lines of credit	0	0.00%	23,030	2.77%
Notes issued in conjunction with acquisition of property and equipment	41,126	4.46%	73,382	4.09%
Total notes payable acquired in Summit acquisition	41,126	4.46%	96,412	3.77%
Total long-term debt	$355,116	5.20%	$409,832	4.62%

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

In 2015, First Financial issued $120.0 million of subordinated notes, which have a fixed interest rate of 5.13% payable semiannually and mature in August 2025. These notes are not redeemable by the Company, or callable by the holders of the notes prior to maturity. In addition, First Financial acquired $49.5 million of variable rate subordinated notes in the MSFG merger that were issued to previously formed trusts in exchange for the trust proceeds. These notes were recorded at fair value at the date of the MSFG merger and the Consolidated Balance Sheets include $43.6 million and $43.2 million for these notes at September 30, 2022 and December 31, 2021, respectively. Interest on the acquired subordinated notes is payable quarterly, in arrears, and the Company has the option to defer interest payments for a period not to exceed 20 consecutive quarters. These acquired subordinated notes mature 30 years after the date of original issuance and may be called at par following the 5 year anniversary of issuance. The subordinated notes are treated as Tier 2 capital for regulatory capital purposes and are included in Long-term debt on the Consolidated Balance Sheets.

Additionally, in conjunction with the acquisition of Summit, First Financial assumed $96.4 million in outstanding long-term borrowings at December 31, 2021. These outstanding long-term borrowings consisted of $23.0 million of lines of credit with other banks utilized to operate the business and carried an average interest rate of 2.77%. These lines of credit were paid off in January 2022. Acquired long-term borrowings also included $41.1 million and $73.4 million of term notes, both with and without recourse, with an average interest rate of 4.46% and 4.09% at September 30, 2022 and December 31, 2021, respectively. These term notes were used to finance Summit's equity investment in the purchase of equipment to be leased to customers.

NOTE 10:  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss).  The following table summarizes the changes within each classification of AOCI:

	Three months ended September 30, 2022
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Unrealized gain (loss) on debt securities	$(142,733)	$179	$(142,912)	$31,479	$(111,433)	$(222,441)	$(111,433)	$(333,874)
Retirement obligation	0	(340)	340	(79)	261	(20,246)	261	(19,985)
Foreign currency translation	(70)	0	(70)	0	(70)	$(641)	$(70)	(711)
Total	$(142,803)	$(161)	$(142,642)	$31,400	$(111,242)	$(243,328)	$(111,242)	$(354,570)

	Three months ended September 30, 2021
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Unrealized gain (loss) on debt securities	$(21,920)	$(313)	$(21,607)	$4,664	$(16,943)	$54,826	$(16,943)	$37,883
Retirement obligation	0	(567)	567	(129)	438	(24,091)	438	(23,653)
Total	$(21,920)	$(880)	$(21,040)	$4,535	$(16,505)	$30,735	$(16,505)	$14,230

	Nine months ended September 30, 2022
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Unrealized gain (loss) on debt securities	$(454,844)	$176	$(455,020)	$100,108	$(354,912)	$21,038	$(354,912)	$(333,874)
Retirement obligation	0	(995)	995	(134)	861	(20,846)	861	(19,985)
Foreign currency translation	(86)	0	(86)	0	(86)	(625)	(86)	(711)
Total	$(454,930)	$(819)	$(454,111)	$99,974	$(354,137)	$(433)	$(354,137)	$(354,570)

	Nine months ended September 30, 2021
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Unrealized gain (loss) on debt securities	$(46,262)	$(744)	$(45,518)	$9,825	$(35,693)	$73,576	$(35,693)	$37,883
Retirement obligation	0	(1,631)	1,631	(372)	1,259	(24,912)	1,259	(23,653)
Total	$(46,262)	$(2,375)	$(43,887)	$9,453	$(34,434)	$48,664	$(34,434)	$14,230

The following table presents the activity reclassified from accumulated other comprehensive income into income during the three and nine month periods ended September 30, 2022 and 2021, respectively:

	Amount reclassified from accumulated other comprehensive income (loss)
	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2022	2021	2022	2021	Affected Line Item in the Consolidated Statements of Income
Realized gain (loss) on securities available-for-sale	$179	$(313)	$176	$(744)	Net gains (losses) on sales of investments securities
Defined benefit pension plan
Amortization of prior service cost (1)	76	105	226	307	Other noninterest expense
Recognized net actuarial loss (1)	(416)	(672)	(1,221)	(1,938)	Other noninterest expense
Defined benefit pension plan total	(340)	(567)	(995)	(1,631)
Total reclassifications for the period, before tax	$(161)	$(880)	$(819)	$(2,375)
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

At September 30, 2022, for the interest rate derivatives, the Company had a total counterparty notional amount outstanding of $2.3 billion, spread among six counterparties, with an estimated fair value of $161.8 million. At December 31, 2021, the Company had interest rate derivatives with a total counterparty notional amount outstanding of $2.4 billion, spread among six counterparties, with an estimated fair value of $74.2 million.

First Financial monitors its derivative credit exposure to borrowers by monitoring the creditworthiness of the related loan customers through the Company's normal credit review processes. Additionally, the Company monitors derivative credit risk exposure related to problem loans through its ACL Committee. First Financial considers the market value of a derivative instrument to be part of the carrying value of the related loan for these purposes as the borrower is contractually obligated to pay First Financial this amount in the event the derivative contract is terminated.

In connection with its use of derivative instruments, First Financial and its counterparties may be required to post cash collateral to offset the market position of the derivative instruments. First Financial maintains the right to offset these derivative positions with the collateral posted against them by or with the relevant counterparties.

Foreign exchange contracts. First Financial may enter into foreign exchange derivative contracts for the benefit of commercial customers to hedge their exposure to foreign currency fluctuations. Similar to the hedging of interest rate risk from interest rate derivative contracts, First Financial also enters into foreign exchange contracts with major financial institutions to economically hedge a substantial portion of the exposure from client driven foreign exchange activity. These derivatives are classified as free-standing instruments with the revaluation gain or loss recorded in Foreign exchange income in the Consolidated Statements of Income. The Company has risk limits and internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits performed by independent risk management. At September 30, 2022, the Company had total counterparty notional amount outstanding of

$6.4 billion spread among five counterparties, with an estimated fair value of $33.1 million. At December 31, 2021, the Company had total counterparty notional amounts outstanding of $6.4 billion spread among four counterparties, with an estimated fair value of $15.2 million.

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

The following table details the classification and amounts of client derivatives and foreign exchange contracts recognized in the Consolidated Balance Sheets:

		September 30, 2022			December 31, 2021
			Estimated fair value			Estimated fair value
(Dollars in thousands)	Balance sheet classification	Notional amount	Gain	Loss	Notional amount	Gain	Loss
Client derivatives - instruments associated with loans
Matched interest rate swaps with borrower	Accrued interest and other assets	$2,259,389	$1,404	$(162,069)	$2,430,587	$84,694	$(7,508)
Matched interest rate swaps with counterparty	Accrued interest and other liabilities	2,259,389	162,069	(1,404)	2,430,587	7,508	(84,701)
Foreign exchange contracts
Matched foreign exchange contracts with customers	Accrued interest and other assets	6,424,594	171,167	(138,044)	6,423,085	67,988	(52,780)
Match foreign exchange contracts with counterparty	Accrued interest and other liabilities	6,398,076	138,044	(171,167)	6,399,432	52,780	(67,988)
Total		$17,341,448	$472,684	$(472,684)	$17,683,691	$212,970	$(212,977)

The following table discloses the gross and net amounts of client derivatives and foreign exchange contracts recognized in the Consolidated Balance Sheets:

	September 30, 2022			December 31, 2021
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Consolidated Balance Sheets	Net amounts of (assets)/liabilities presented in the Consolidated Balance Sheets	Gross amounts of recognized liabilities	Gross amounts offset in the Consolidated Balance Sheets	Net amounts of (assets)/liabilities presented in the Consolidated Balance Sheets
Client derivatives (1)
Matched interest rate swaps with counterparty	$163,473	$(375,307)	$(211,834)	$92,209	$(149,647)	$(57,438)
Foreign exchange contracts with counterparty	309,211	(142,841)	166,370	120,768	(56,443)	64,325
Total	$472,684	$(518,148)	$(45,464)	$212,977	$(206,090)	$6,887
(1) Includes accrued interest receivable and collateral.

The following table details the derivative financial instruments, the average remaining maturities and the weighted-average interest rates being paid and received by First Financial at September 30, 2022:

(Dollars in thousands)	Notional amount	Average maturity (years)	Fair value
Client derivatives-interest rate contracts
Receive fixed, matched interest rate swaps with borrower	$2,259,389	5.4	$(160,665)
Pay fixed, matched interest rate swaps with counterparty	2,259,389	5.4	160,665
Client derivatives-foreign exchange contracts
Foreign exchange contracts-pay USD	6,424,594	0.6	33,123
Foreign exchange contracts-receive USD	6,398,076	0.6	(33,123)
Total client derivatives	$17,341,448	1.8	$0

At September 30, 2022, the derivative collateral owed by the Company to counterparty banks was $156.0 million with $28.9 million restricted within cash and due from banks on the Company's Consolidated Balance Sheets and $184.9 million recorded in short-term borrowings. Derivative collateral owed by counterparty banks to the Company at December 31, 2021 was $53.4 million and was recorded in Accrued interest and other liabilities.

Credit derivatives. In conjunction with participating interests in commercial loans, First Financial periodically enters into risk participation agreements with counterparties whereby First Financial assumes a portion of the credit exposure associated with an interest rate swap on the participated loan in exchange for a fee. Under these agreements, First Financial will make payments to the counterparty if the loan customer defaults on its obligation to perform under the interest rate swap contract with the counterparty. The total notional value of these agreements totaled $391.4 million as of September 30, 2022 and $362.8 million as of December 31, 2021. The fair value of these agreements is recorded in Accrued interest and other liabilities on the Consolidated Balance Sheets and was insignificant at September 30, 2022 and $0.1 million at December 31, 2021.

Mortgage derivatives. First Financial enters into IRLCs and forward commitments for the future delivery of mortgage loans to third party investors, which are considered derivatives. When borrowers secure IRLCs with First Financial and the loans are intended to be sold, First Financial will enter into forward commitments for the future delivery of the loans to third party investors in order to hedge against the effect of changes in interest rates impacting IRLCs and loans held for sale. At September 30, 2022, the notional amount of the IRLCs was $32.6 million and the notional amount of forward commitments was $36.0 million. As of December 31, 2021, the notional amount of IRLCs was $45.0 million and the notional amount of forward commitments was $62.5 million. The fair value on these agreements was $4.0 million and $3.3 million at September 30, 2022 and December 31, 2021, respectively, and was recorded in accrued interest and other assets on the Consolidated Balance Sheets.

NOTE 12:  COMMITMENTS AND CONTINGENCIES

First Financial offers a variety of financial instruments including loan commitments and letters of credit to assist clients in meeting their requirement for liquidity and credit enhancement. GAAP does not require these financial instruments to be recorded in the Consolidated Financial Statements.

First Financial utilizes the same credit policies in issuing commitments and conditional obligations as it does for credit instruments recorded on the Consolidated Balance Sheets. First Financial’s exposure to credit loss in the event of non-performance by the counterparty was represented by the contractual amounts of those instruments. First Financial adopted ASC 326 and therefore estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life consistent with the Company's ACL methodology for loans and leases. Adjustments to the reserve for unfunded commitments are recorded in Provision for credit losses - unfunded commitments in the Consolidated Statements of Income. First Financial had $17.0 million and $13.4 million of reserves for unfunded commitments recorded in Accrued interest and other liabilities on the Consolidated Balance Sheets at September 30, 2022 and December 31, 2021, respectively.

Loan commitments. Loan commitments are agreements to extend credit to a client, absent any violation of conditions established in the commitment agreement.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments will expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if deemed necessary by First Financial upon extension of credit, is based on management’s credit evaluation of the client.  The collateral held varies, but may include securities, real estate, inventory, plant or equipment.  First Financial had commitments outstanding to extend credit totaling $4.4 billion at September 30, 2022 and $4.0 billion at December 31, 2021. As of September 30, 2022, loan commitments with a fixed interest rate totaled $137.5 million while commitments with variable interest rates totaled $4.3 billion. At December 31, 2021, loan commitments with a fixed interest rate totaled $129.2 million while commitments with variable interest rates totaled $3.8 billion. First Financial's fixed rate loan commitments have interest rates ranging from 0.00% to 21.00% for both September 30, 2022 and December 31, 2021 and have maturities ranging from less than one year to 30.9 years for both September 30, 2022 and December 31, 2021.

The following table presents by type First Financial's active loan balances and related obligations to extend credit:

	September 30, 2022		December 31, 2021
(dollars in thousands)	Unfunded commitment	Loan balance	Unfunded commitment	Loan balance
Commercial & industrial	$1,784,032	$3,139,219	$1,545,995	$2,720,028
Lease financing	6,319	176,072	18,037	109,624
Construction real estate	603,087	489,446	484,038	455,894
Commercial real estate-investor	94,412	3,014,406	65,660	3,154,755
Commercial real estate-owner	31,321	961,939	29,824	1,071,859
Residential real estate	78,059	1,024,596	50,043	896,069
Home equity	891,886	737,318	822,343	708,399
Installment	18,479	202,267	15,985	119,454
Credit card	225,454	52,173	217,006	52,217
Total	$3,733,049	$9,797,436	$3,248,931	$9,288,299

Letters of credit. Letters of credit are conditional commitments issued by First Financial to guarantee the performance of a client to a third party.  First Financial’s letters of credit consist of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services.  The risk to First Financial arises from its obligation to make payment in the event of the client's contractual default to produce the contracted good or service to a third party.  First Financial issued letters of credit aggregating $34.6 million and $41.1 million at September 30, 2022 and December 31, 2021, respectively. Management conducts regular reviews of these instruments on an individual client basis.

Risk participation agreements. First Financial is a party in risk participation transactions of interest rate swaps, which had total notional amount of $391.4 million and $362.8 million at September 30, 2022 and December 31, 2021, respectively.

Affordable housing projects and other tax credit investments. First Financial is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved qualified affordable housing, renewable energy, or other renovation or community revitalization projects. These investments are included in Accrued interest and other assets in the Consolidated Balance Sheets, with any unfunded commitments included in Accrued interest and other liabilities in the Consolidated Balance Sheets. As of September 30, 2022, First Financial expects to recover its remaining investments through the use of the tax credits that are generated by the investments.

The following table summarizes First Financial's investments in affordable housing projects and other tax credit investments.

(Dollars in thousands)		September 30, 2022		December 31, 2021
Investment	Accounting Method	Investment	Unfunded commitment	Investment	Unfunded commitment
LIHTC	Proportional amortization	$124,155	$70,911	$108,974	$57,341
HTC	Equity	17,921	11,955	2,581	56
NMTC	Equity	3,184	0	3,895	0
Renewable energy	Equity	17,657	17,784	18,585	15,114
Total		$162,917	$100,650	$134,035	$72,511

The following tables summarize First Financial's amortization expense and tax benefit recognized in affordable housing projects and other tax credit investments.

	Three months ended
	September 30, 2022		September 30, 2021
(Dollars in thousands)	Amortization expense (1)	Tax expense (benefit) recognized (2)	Amortization expense (1)	Tax expense (benefit) recognized (2)
LIHTC	$3,211	$(2,757)	$2,120	$(2,097)
HTC	0	(80)	64	(80)
NMTC	104	(53)	53	(53)
Renewable energy	17,108	(18,881)	5,192	(5,200)
Total	$20,423	$(21,771)	$7,429	$(7,430)

	Nine months ended
	September 30, 2022		September 30, 2021
(Dollars in thousands)	Amortization expense (1)	Tax expense (benefit) recognized (2)	Amortization expense (1)	Tax expense (benefit) recognized (2)
LIHTC	$9,311	$(8,551)	$6,580	$(6,434)
HTC	0	(239)	283	(239)
NMTC	311	(158)	158	(158)
Renewable energy	17,108	(18,881)	6,232	(6,248)
Total	$26,730	$(27,829)	$13,253	$(13,079)

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

Like many banks, First Financial has been the subject of lawsuits relating to overdraft fees. This type of litigation is time consuming and expensive in large part due to the amount of data to be sorted and disclosed, in some cases going back multiple years. During the second and fourth quarters of 2021, First Financial determined that it was in its best interest to settle lawsuits in the states of Indiana and Ohio and have signed settlement agreements that are being presented to the court for approval. As such, First Financial recorded legal settlement expenses of $7.1 million which were recorded in Other noninterest expenses in the Consolidated Statements of Income during 2021. No legal settlement expenses were accrued or paid in any of the three months ended September 30, 2022. During the nine months ended September 30, 2022, legal settlement expenses of $3.3 million were paid.

Additionally, as part of the ordinary course of business, First Financial and its subsidiaries are parties to other litigation, including claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral, foreclosure interests that are incidental to our regular business activities and other matters. While the ultimate liability with respect to these litigation matters and claims cannot be determined at this time, First Financial believes that damages, if any, and other amounts relating to pending matters are not probable or cannot be reasonably estimated as of September 30, 2022. Reserves are established for these various matters of litigation when appropriate under FASB ASC Topic 450, Contingencies, based in part upon the advice of legal counsel. First Financial had no reserves related to litigation matters as of September 30, 2022 or December 31, 2021.

NOTE 13:  INCOME TAXES

For the third quarter of 2022, the Company recorded an income tax benefit of $8.6 million, resulting in an effective tax rate of negative 18.3% compared with income tax expense of $7.0 million and an effective tax rate of 10.5% for the comparable period in 2021. For the first nine months of 2022, income tax expense was $13.7 million, resulting in an effective tax rate of 8.5%

compared with income tax expense of $28.1 million and an effective tax rate of 15.1% for the comparable period in 2021. The significant decrease in the effective tax rate is due to tax credits realized during the period, somewhat offset by higher forecasted income in the first nine months of 2022 compared to the first nine months of 2021.

At both September 30, 2022 and December 31, 2021, First Financial had $1.9 million of unrecognized tax benefits, as determined under FASB ASC Topic 740-10, Income Taxes, that if recognized would favorably impact the effective income tax rate in future periods. The unrecognized tax benefits relate to state income tax exposures where the Company believes it is likely that, upon examination, a state may take a position contrary to the position taken by First Financial. The Company believes that resolution regarding its uncertain tax positions is reasonably possible within the next twelve months and could result in full, partial or no recognition of the benefit. First Financial recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. At September 30, 2022 and December 31, 2021, the Company had no interest or penalties recorded.

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

First Financial made no cash contributions to fund the pension plan during the nine months ended September 30, 2022 or the year ended December 31, 2021, and does not expect to make cash contributions to the plan through the remainder of 2022.

As a result of the plan’s actuarial projections, First Financial recorded expense as set forth in the following table. The amounts are recognized in First Financial’s Consolidated Statements of Income related to the Company's pension plan.

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2022	2021	2022	2021
Service cost	$2,153	$2,234	$6,912	$6,895
Interest cost	661	549	1,923	1,607
Expected return on assets	(2,743)	(2,515)	(8,240)	(7,603)
Amortization of prior service cost	(76)	(105)	(226)	(307)
Net actuarial loss	416	672	1,221	1,938
Net periodic benefit cost (income)	$411	$835	$1,590	$2,530

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

Bankcard income. The Company earns interchange fees from cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized concurrent with the transaction processing services provided to the cardholder. Interchange income is presented on the Consolidated Statements of Income net of expenses. For the third quarter of 2022, gross interchange income was $7.5 million, partially offset by $4.0 million of expenses. Likewise, for the third quarter of 2021, gross interchange income was $7.3 million, partially offset by $3.5 million of expenses. Gross interchange income for the first nine months of 2022 and 2021 was $22.1 million and $20.6 million, respectively, being partially offset by $11.4 million and $9.9 million, respectively, of expenses within Noninterest income.

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

NOTE 16:  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2022	2021	2022	2021
Numerator
Net income available to common shareholders	$55,705	$60,012	$148,526	$158,215

Denominator
Weighted average shares outstanding for basic earnings per common share	93,582,250	94,289,097	93,507,831	95,752,759
Effect of dilutive securities
Employee stock awards	1,211,516	854,833	996,622	864,841
Adjusted weighted average shares for diluted earnings per common share	94,793,766	95,143,930	94,504,453	96,617,600

Earnings per share available to common shareholders
Basic	$0.60	$0.64	$1.59	$1.65
Diluted	$0.59	$0.63	$1.57	$1.64

Stock options and warrants with exercise prices greater than the average market price of the common shares were not included in the computation of net income per diluted share, as they would have been antidilutive.  Using the end of period price of the Company's common shares, there were no antidilutive options at September 30, 2022 and September 30, 2021.

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

The estimated fair values of First Financial’s financial instruments not measured at fair value on a recurring or nonrecurring basis in the consolidated financial statements were as follows:

	Carrying	Estimated fair value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
September 30, 2022
Financial assets
Cash and short-term investments	$534,531	$534,531	$534,531	$0	$0
Investment securities held-to-maturity	85,823	78,924	0	78,924	0
Other investments	138,767	138,767	1,077	129,774	7,916
Loans and leases	9,673,340	9,290,399	0	0	9,290,399
Accrued interest receivable	50,926	50,926	0	15,042	35,884

Financial liabilities
Deposits	12,339,935	12,309,592	0	12,309,592	0
Short-term borrowings	1,161,047	1,161,047	1,161,047	0	0
Long-term debt	355,116	356,370	0	356,370	0
Accrued interest payable	6,567	6,567	1,614	4,953	0

	Carrying	Estimated fair value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
December 31, 2021
Financial assets
Cash and short-term investments	$434,842	$434,842	$434,842	$0	$0
Investment securities held-to-maturity	98,420	99,898	0	99,898	0
Other investments	102,971	102,971	1,331	92,025	9,615
Loans and leases	9,156,307	9,172,111	0	0	9,172,111
Accrued interest receivable	44,627	44,627	0	15,170	29,457

Financial liabilities
Deposits	12,871,954	12,869,567	0	12,869,567	0
Short-term borrowings	296,203	296,203	296,203	0	0
Long-term debt	409,832	411,569	0	411,569	0
Accrued interest payable	4,498	4,498	0	4,498	0

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

Loans held for sale. The fair value of the Company’s residential mortgage loans held for sale is determined on a recurring basis based on quoted prices for similar loans in active markets, and therefore, is classified as Level 2 the fair value hierarchy.

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

Collateral dependent loans. Collateral dependent loans carried at fair value have been partially charged-off or receive specific allocations of the allowance for credit losses. For collateral dependent loans, fair value is generally based on real estate appraisals, a calculation of enterprise value or a valuation of business assets including equipment, inventory and accounts receivable. These loans had a principal amount of $4.6 million and $28.8 million at September 30, 2022 and December 31, 2021, respectively, with a valuation allowance of $2.5 million and $9.7 million at September 30, 2022 and December 31, 2021, respectively.

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

Operating leases. First Financial performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable and therefore, the carrying value of Operating leases is re-measured at fair value on a nonrecurring basis. When evaluating whether an individual asset is impaired, First Financial considers the current fair value of the asset, the changes in overall market demand for the asset and the rate of change in advancements associated with technological improvements that impact the demand for the specific asset under review. First Financial determines whether the carrying values of certain operating leases are not recoverable and as a result, records an impairment loss equal to the amount by which the carrying value of the assets exceeds the fair value. The fair value amounts are generally based on appraised values of the assets, resulting in a classification within Level 3 of the valuation hierarchy.

The financial assets and liabilities measured at fair value on a recurring basis in the consolidated financial statements were as follows:

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/liabilities at fair value
September 30, 2022
Assets
Investment securities available-for-sale	$34,402	$3,460,898	$36,053	$3,531,353
Loans held for sale	0	10,684	0	10,684
Interest rate derivative contracts	0	163,503	0	163,503
Foreign exchange derivative contracts	0	309,211	0	309,211
Total	$34,402	$3,944,296	$36,053	$4,014,751

Liabilities
Interest rate derivative contracts	$0	$163,507	$0	$163,507
Foreign exchange derivative contracts	0	309,211	0	309,211
Total	$0	$472,718	$0	$472,718

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/liabilities at fair value
December 31, 2021
Assets
Investment securities available-for-sale	$34,776	$4,134,889	$38,181	$4,207,846
Loans held for sale	0	29,482	0	29,482
Interest rate derivative contracts	0	92,328	0	92,328
Foreign exchange derivative contracts	0	120,768	0	120,768
Total	$34,776	$4,377,467	$38,181	$4,450,424

Liabilities
Interest rate derivative contracts	$0	$92,444	$0	$92,444
Foreign exchange derivative contracts	$0	$120,768	$0	$120,768
Total	$0	$213,212	$0	$213,212

The following table presents a reconciliation for certain AFS securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2022 and September 30, 2021.

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2022	2021	2022	2021
Beginning balance	$36,796	$39,030	$38,181	$40,575
Accretion (amortization)	(22)	(11)	(45)	(28)
Increase (decrease) in fair value	9	12	34	34
Settlements	(730)	(665)	(2,117)	(2,215)
Ending balance	$36,053	$38,366	$36,053	$38,366

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis.  Adjustments to the fair value of these assets usually result from the application of fair value accounting or write-downs of individual assets.  The following table summarizes financial assets and liabilities measured at fair value on a nonrecurring basis.

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3
September 30, 2022
Assets
Collateral dependent loans
Commercial	$0	$0	$2,106
Commercial real estate	0	0	0
OREO	0	0	22
Operating leases	0	0	0

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3
December 31, 2021
Assets
Collateral dependent loans
Commercial	$0	$0	$4,449
Commercial real estate	0	0	14,618
OREO	0	0	0

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

The aggregate fair value of the Company’s residential mortgage loans held for sale as of September 30, 2022 and December 31, 2021 was $10.7 million and $29.5 million, respectively. The aggregate unpaid principal balance of the Company’s residential mortgage loans held for sale as of September 30, 2022 and December 31, 2021 was $9.8 million and $27.2 million, respectively. The resulting difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected was $0.9 million and $2.3 million as of September 30, 2022 and December 31, 2021, respectively.

Changes in the estimated fair value of residential mortgage loans held for sale are reported as a component of Net gain from sales of loans in the Company’s Consolidated Statements of Income. The change in fair value of the Company’s residential mortgage loans held for sale resulted in a net loss of $0.2 million for each of the three month periods ended September 30, 2022 and September 30, 2021. The change in fair value of the Company’s residential mortgage loans held for sale resulted in a net loss of $1.4 million and $2.2 million for the nine months ended September 30, 2022 and September 30, 2021, respectively.

NOTE 18:  BUSINESS COMBINATIONS

On December 31, 2021, the Company completed its acquisition of Summit Funding Group, Inc. and its subsidiaries. Formerly privately held, Summit is a full service equipment financing company that originates, purchases, sells and services equipment leases to commercial businesses in the United States and Canada. Upon completion of the transaction, Summit became a subsidiary of the Bank and continues to operate as Summit Funding Group, taking advantage of its existing brand recognition within the equipment financing industry. Operating results related to the Summit acquisition were immaterial to 2021 consolidated financial statements, but are included in the Consolidated Statement of Income for the three and nine months ended September 30, 2022.

Pursuant to the purchase agreement, First Financial agreed to acquire all of the issued and outstanding equity securities of Summit for aggregate consideration of approximately $127.1 million consisting of $113.5 million in cash and $10.0 million of First Financial common stock, and a $3.6 million earn-out payment. Pursuant to the purchase agreement, the “earn-out” payments are payable annually for each of the five years following the closing of the acquisition, contingent upon the results of Summit's operations. First Financial incurred expenses related to the Summit acquisition of $0.1 million in the third quarter of 2022, $0.4 million in the first nine months of 2022 and $2.6 million during the year ended December 31, 2021.

The Summit transaction was accounted for using the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date in accordance with FASB ASC Topic 805, Business Combinations. The fair value measurements of assets acquired and liabilities assumed were $186.5 million and $120.0 million, respectively, and included $41.9 million of financing leases and $75.3 million of operating leases. Acquisition accounting adjustments are considered preliminary at September 30, 2022. These present value measurements are subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values become available, and the measurement period ends in December 2022. Goodwill arising from the Summit acquisition was $60.7 million and reflects the business’s high growth potential and the expectation that the acquisition will provide additional revenue growth with the expansion of the Bank's leasing business. The goodwill is not deductible for income tax purposes as the transaction was accounted for as a tax-free exchange.  For further detail, see Note 6 – Goodwill and Other Intangible Assets.

The following table provides the purchase price calculation as of the acquisition date, identifiable assets purchased and liabilities assumed at their estimated fair value.

(Dollars in thousands)	Summit
Purchase consideration
Cash consideration	$102,994
Liabilities paid with cash concurrent with close	10,487
Stock consideration	10,000
Earn out	3,606
Total purchase consideration	127,087

Assets acquired
Cash	4,456
Finance leases	41,894
Premises and equipment	707
Operating leases	75,323
Intangible assets	34,585
Other assets	29,498
Total assets acquired	186,463

Liabilities assumed
Long-term borrowings	96,495
Other liabilities	23,533
Total liabilities assumed	120,028

Net identifiable assets	66,435
Goodwill	$60,652

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
(Unaudited)

All significant reclassifications of prior period amounts, if applicable, have been made to conform to the current period’s presentation and had no effect on the Company's previously reported net income or financial condition.

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

EXECUTIVE SUMMARY

First Financial Bancorp. is a $16.6 billion financial holding company headquartered in Cincinnati, Ohio, which operates through its subsidiaries. These subsidiaries include First Financial Bank, an Ohio-chartered commercial bank, which operated 134 full service banking centers as of September 30, 2022. First Financial provides banking and financial services products to business and retail clients through its six lines of business: Commercial, Retail Banking, Mortgage Banking, Wealth Management, Investment Commercial Real Estate and Commercial Finance. Commercial Finance provides equipment and leasehold improvement financing for franchisees in the quick service and casual dining restaurant sector and commission-based financing, primarily to insurance agents and brokers, throughout the United States. Wealth Management had $3.0 billion in assets under management as of September 30, 2022 and provides a range of services which includes financial planning, investment management, trust administration, estate settlement, brokerage services and retirement planning.

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

First Financial acquired all of the issued and outstanding equity securities of Summit for aggregate consideration of approximately $127.1 million consisting of $113.5 million in cash, $10.0 million of First Financial common stock, and a $3.6 million earn-out payment. Under the purchase agreement, “earn-out” payments are payable annually for each of the five years following the closing of the acquisition, contingent upon the results of Summit's operations. First Financial incurred expenses related to the Summit acquisition of $0.1 million in the third quarter of 2022, $0.4 million in the first nine months of 2022 and $2.6 million during the year ended December 31, 2021.

The Summit transaction was accounted for using the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date in accordance with FASB ASC Topic 805, Business Combinations. The fair value measurements of assets acquired and liabilities assumed were $186.5 million and $120.0 million, respectively, and included $41.9 million of financing leases and $75.3 million of operating leases. These present value measurements are considered preliminary and are subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values become available. The measurement period for the Summit acquisition ends at the earlier of December 2022 or when all necessary information has been received.

Goodwill arising from the Summit acquisition was $60.7 million and reflects the business’s high growth potential and the expectation that the acquisition will provide additional revenue growth with the expansion of the Bank's leasing business. The goodwill is not deductible for income tax purposes as the transaction was accounted for as a tax-free exchange.  For further detail, see Note 6 – Goodwill and Other Intangible Assets.

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

The Bank underwent a significant level of cross training and redeployment of associate resources to rapidly meet the influx of client requests in response to the passage of the CARES Act, the establishment of the Paycheck Protection Program and the approval of the Consolidated Appropriations Act. As of September 30, 2022, the Company had $3.9 million of outstanding PPP loans, net of unearned fees, compared to $55.6 million as of of December 31, 2021.

As of December, 31, 2021, the Company had $16.5 million of modified loans to COVID-19 impacted borrowers with principal amounts deferred and interest-only payments required. These loans had all returned to regular payment schedules as of September 30, 2022. As provided in the CARES Act and subsequently amended by the Consolidated Appropriations Act, loan modifications in response to COVID-19 that were executed between March 1, 2020 and January 1, 2022 on a loan that was not more than 30 days past due as of December 31, 2019 are not required to be reported as TDR.

OVERVIEW OF OPERATIONS

Third quarter 2022 net income was $55.7 million and earnings per diluted common share were $0.59. This compares with second quarter 2022 net income of $51.5 million and earnings per diluted common share of $0.55. Return on average assets was 1.35% for the third quarter of 2022 compared to 1.28% for the second quarter of 2022. Return on average shareholders’ equity was 10.58% for the third quarter of 2022 compared to 9.84% for the second quarter of 2022.

For the nine months ended September 30, 2022, net income was $148.5 million and earnings per diluted common share were $1.57. This compares with net income of $158.2 million and earnings per diluted common share of $1.64 for the first nine months of 2021. Return on average assets for the nine months ended September 30, 2022 was 1.22% compared to 1.32% for the same period in 2021, and return on average shareholders' equity was 9.29% and 9.34% for the first nine months of 2022 and 2021, respectively.

(Dollars in thousands, except per share data)			September 30, 2022	December 31, 2021
Balance Sheet - End of Period
Total assets			$16,623,793	$16,329,141
Loans and leases			9,797,436	9,288,299
Investment securities			3,755,943	4,409,237
Deposits			12,339,935	12,871,954
Shareholders' equity			1,994,132	2,258,942

	Three months ended		Nine months ended
	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Earnings
Net interest income	$137,892	$117,010	$361,247	$341,312
Net income	55,705	51,520	148,526	158,215

Per Share
Net income per common share-basic	$0.60	$0.55	$1.59	$1.65
Net income per common share-diluted	0.59	0.55	1.57	1.64
Cash dividends declared per common share	0.23	0.23	0.69	0.69
Book value per common share (end of period)	21.03	21.90	21.03	23.85
Tangible book value per common share (end of period) (1)	9.48	10.27	9.48	13.09
Market price (end of period)	21.08	19.40	21.08	23.41

Ratios
Return on average assets	1.35%	1.28%	1.22%	1.32%
Return on average shareholders' equity	10.58%	9.84%	9.29%	9.34%
Return on average tangible shareholders' equity	22.29%	20.68%	19.14%	16.87%
Net interest margin	3.93%	3.41%	3.49%	3.30%
Net interest margin (FTE)	3.98%	3.45%	3.53%	3.34%
(1) Non-GAAP financial measure. For details on the calculation of this non-GAAP financial measure, see "Non-GAAP Financial Measures" section that follows.

A discussion of First Financial's operating results for the three and nine month periods ended September 30, 2022 follows.

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

	Three months ended		Nine months ended
(Dollars in thousands)	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Net interest income	$137,892	$117,010	$361,247	$341,312
Tax equivalent adjustment	1,712	1,625	4,804	4,705
Net interest income - tax equivalent	$139,604	$118,635	$366,051	$346,017

Average earning assets	$13,917,815	$13,780,243	$13,849,138	$13,837,766

Net interest margin (1)	3.93%	3.41%	3.49%	3.30%
Net interest margin (FTE) (1)	3.98%	3.45%	3.53%	3.34%
(1) Calculated using annualized net interest income divided by average earning assets.

In addition to capital ratios defined by the U.S. banking agencies, First Financial considers various measures when evaluating capital utilization and adequacy, including the tangible equity ratio and tangible common equity ratio. These calculations are intended to complement the capital ratios defined by the U.S. banking agencies for both absolute and comparative purposes. As GAAP does not include capital ratio measures, the Company believes there are no comparable GAAP financial measures to these ratios. These ratios are not formally defined by GAAP or codified in the federal banking regulations and, therefore, are considered to be non-GAAP financial measures.

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

The following table reconciles non-GAAP capital ratios to GAAP:

	Three months ended		Nine months ended
(Dollars in thousands)	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Net income (a)	$55,705	$51,520	$148,526	$158,215

Average total shareholders' equity	2,089,179	2,099,670	2,137,615	2,265,868
Less:
Goodwill	(999,690)	(999,958)	(999,960)	(937,771)
Other intangibles	(97,781)	(100,354)	(100,370)	(74,335)
Average tangible equity (b)	991,708	999,358	1,037,285	1,253,762

Total shareholders' equity	1,994,132	2,068,670	1,994,132	2,236,170
Less:
Goodwill	(998,422)	(999,959)	(998,422)	(937,771)
Other intangibles	(96,528)	(99,019)	(96,528)	(71,663)
Ending tangible equity (c)	899,182	969,692	899,182	1,226,736

Total assets	16,623,793	16,243,714	16,623,793	15,956,593
Less:

	Three months ended		Nine months ended
(Dollars in thousands)	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Goodwill	(998,422)	(999,959)	(998,422)	(937,771)
Other intangibles	(96,528)	(99,019)	(96,528)	(71,663)
Ending tangible assets (d)	15,528,843	15,144,736	15,528,843	14,947,159

Risk-weighted assets (e)	12,467,422	11,982,860	12,467,422	11,399,375

Total average assets	16,385,989	16,185,978	16,253,031	16,084,472
Less:
Goodwill	(999,690)	(999,958)	(999,960)	(937,771)
Other intangibles	(97,781)	(100,354)	(100,370)	(74,335)
Average tangible assets (f)	15,288,518	15,085,666	15,152,701	15,072,366

Ending common shares outstanding (g)	94,833,964	94,448,792	94,833,964	93,742,797

Ratios
Return on average tangible shareholders' equity (a)/(b)	22.29%	20.68%	19.14%	16.87%
Ending tangible shareholders' equity as a percent of:
Ending tangible assets (c)/(d)	5.79%	6.40%	5.79%	8.21%
Risk-weighted assets (c)/(e)	7.21%	8.09%	7.21%	10.76%
Average tangible shareholders' equity of average tangible assets (b)/(f)	6.49%	6.62%	6.85%	8.32%
Tangible book value per share (c)/(g)	$9.48	$10.27	$9.48	$13.09

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

	Three months ended		Nine months ended
(Dollars in thousands)	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Interest income
Loans and leases, including fees	$122,170	$97,091	$306,443	$292,853
Investment securities
Taxable	26,331	23,639	72,066	58,219
Tax-exempt	5,014	4,916	14,361	14,196
Total interest on investment securities	31,345	28,555	86,427	72,415
Other earning assets	1,597	505	2,222	76
Total interest income	155,112	126,151	395,092	365,344
Interest expense
Deposits	6,386	2,963	11,972	11,346
Short-term borrowings	6,158	1,566	8,041	188
Long-term borrowings	4,676	4,612	13,832	12,498
Total interest expense	17,220	9,141	33,845	24,032
Net interest income	$137,892	$117,010	$361,247	$341,312

Linked quarter comparison: Net interest income for the third quarter of 2022 was $137.9 million, an increase of $20.9 million, or 17.8%, from the second quarter of 2022. Net interest margin on a fully tax equivalent basis for the quarter ended September 30, 2022 was 3.98%, an increase of 53 bps when compared to 3.45% in the second quarter of 2022. The increase in net interest margin was driven by growth in interest income significantly outpacing a modest increase in interest expense during the period as an asset sensitive balance sheet repriced quicker in a rising rate environment than funding costs.

Interest income increased $29.0 million, or 23.0%, in the third quarter of 2022 when compared to the second quarter of 2022 largely due to an 89 bp increase in loan yields, which were driven by an increase in interest rates. Average earning assets of $13.9 billion in the third quarter of 2022 increased $137.6 million, or 1.0%, compared to the second quarter of 2022 as loan growth during the period outpaced a decline in investment securities.

Interest expense of $17.2 million increased $8.1 million, or 88.4%, in the third quarter of 2022 when compared to the second quarter of 2022 largely due to higher interest rates and an increase in short-term borrowings. The cost of deposits increased 11 bps to 0.20% in the third quarter of 2022, while average deposits decreased $166.7 million, or 1.3%, to $12.4 billion. Average borrowed funds increased $327.1 million, or 30.3%, compared to the linked quarter due to a funding shift from brokered CD's to short-term borrowings.

Year-to-date comparison: Net interest income for the first nine months of 2022 increased $19.9 million, or 5.8%, compared to the same period of 2021. Net interest margin on a fully tax equivalent basis was 3.53% for the nine months ended September 30, 2022, an increase of 19 bps when compared to the same period in 2021.

Interest income for the nine months ended September 30, 2022 grew $29.7 million, or 8.1%, to $395.1 million compared to $365.3 million for the same period of the prior year. The increase compared to the comparable period in 2021 was driven by higher interest rates, partially offset by lower loan fees, as PPP forgiveness fees were higher in the prior year. Average earning assets of $13.8 billion for the first nine months of 2022 increased $11.4 million, or 0.1%, when compared to the same period of 2021.
Interest expense for the nine months ended September 30, 2022 was $33.8 million compared to $24.0 million for the same period in the prior year. The increase was driven by a $73.5 million, or 0.8%, increase in average interest bearing liabilities coupled with a 14 bp increase in rates on those liabilities.

CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Quarterly Averages						Year-to-Date Averages
	September 30, 2022			June 30, 2022			September 30, 2022			September 30, 2021
(Dollars in thousands)	Balance	Interest	Yield	Balance	Interest	Yield	Balance	Interest	Yield	Balance	Interest	Yield
Earning assets
Investments
Investment securities	$4,003,472	$31,345	3.11%	$4,118,287	$28,555	2.78%	$4,142,157	$86,427	2.79%	$4,035,639	$72,415	2.40%
Interest-bearing deposits with other banks	317,146	1,597	2.00%	294,136	505	0.69%	295,174	2,222	1.01%	41,582	76	0.24%
Gross loans and leases (1)	9,597,197	122,170	5.05%	9,367,820	97,091	4.16%	9,411,807	306,443	4.35%	9,760,545	292,853	4.01%
Total earning assets	13,917,815	155,112	4.42%	13,780,243	126,151	3.67%	13,849,138	395,092	3.81%	13,837,766	365,344	3.53%

Nonearning assets
Allowance for credit losses	(119,000)			(123,950)			(124,145)			(168,449)
Cash and due from banks	228,068			248,463			239,219			238,531
Accrued interest and other assets	2,359,106			2,281,222			2,288,819			2,176,624
Total assets	$16,385,989			$16,185,978			$16,253,031			$16,084,472

Interest-bearing liabilities
Deposits
Interest-bearing demand	$3,105,547	$2,404	0.31%	$3,180,846	$842	0.11%	$3,177,253	$3,737	0.16%	$2,961,043	$1,469	0.07%
Savings	4,036,565	2,199	0.22%	4,076,380	1,003	0.10%	4,085,787	4,052	0.13%	4,021,895	3,222	0.11%
Time	1,052,669	1,783	0.67%	1,055,650	1,118	0.42%	1,112,541	4,183	0.50%	1,659,401	6,655	0.54%
Total interest-bearing deposits	8,194,781	6,386	0.31%	8,312,876	2,963	0.14%	8,375,581	11,972	0.19%	8,642,339	11,346	0.18%
Borrowed funds
Short-term borrowings	1,056,660	6,158	2.31%	720,428	1,566	0.87%	707,152	8,041	1.52%	245,624	188	0.10%
Long-term debt	350,058	4,676	5.30%	359,168	4,612	5.15%	364,693	13,832	5.07%	486,010	12,498	3.44%
Total borrowed funds	1,406,718	10,834	3.06%	1,079,596	6,178	2.30%	1,071,845	21,873	2.73%	731,634	12,686	2.32%
Total interest-bearing liabilities	9,601,499	17,220	0.71%	9,392,472	9,141	0.39%	9,447,426	33,845	0.48%	9,373,973	24,032	0.34%

Noninterest-bearing liabilities
Noninterest-bearing demand deposits	4,176,242			4,224,842			4,187,145			3,942,210
Other liabilities	519,069			468,994			480,845			502,421
Shareholders' equity	2,089,179			2,099,670			2,137,615			2,265,868
Total liabilities and shareholders' equity	$16,385,989			$16,185,978			$16,253,031			$16,084,472

Net interest income	$137,892			$117,010			$361,247			$341,312

Net interest spread			3.71%			3.28%			3.33%			3.19%
Contribution of noninterest-bearing sources of funds			0.22%			0.13%			0.16%			0.11%
Net interest margin (2)			3.93%			3.41%			3.49%			3.30%

Tax equivalent adjustment			0.05%			0.04%			0.04%			0.04%
Net interest margin (fully tax equivalent) (2)			3.98%			3.45%			3.53%			3.34%
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

RATE/VOLUME ANALYSIS

The impact on net interest income from changes in interest rates and volume of interest-earning assets and interest-bearing liabilities is illustrated in the table below:

	Changes for the three months ended September 30, 2022			Changes for the nine months ended September 30, 2022
	Linked quarter income variance			Comparable quarter income variance
(Dollars in thousands)	Rate	Volume	Total	Rate	Volume	Total
Earning assets
Investment securities	$3,338	$(548)	$2,790	$11,789	$2,223	$14,012
Interest-bearing deposits with other banks	960	132	1,092	237	1,909	2,146
Gross loans and leases (1)	20,863	4,216	25,079	24,945	(11,355)	13,590
Total earning assets	25,161	3,800	28,961	36,971	(7,223)	29,748
Interest-bearing liabilities
Total interest-bearing deposits	$3,445	$(22)	3,423	1,007	(381)	626
Borrowed funds
Short-term borrowings	2,587	2,005	4,592	2,605	5,248	7,853
Long-term debt	134	(70)	64	5,935	(4,601)	1,334
Total borrowed funds	2,721	1,935	4,656	8,540	647	9,187
Total interest-bearing liabilities	6,166	1,913	8,079	9,547	266	9,813
Net interest income	$18,995	$1,887	$20,882	$27,424	$(7,489)	$19,935
(1) Loans held for sale and nonaccrual loans are included in gross loans.

NONINTEREST INCOME

	Three months ended		Nine months ended
(Dollars in thousands)	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Noninterest income
Service charges on deposit accounts	$6,279	$7,648	$21,656	$23,231
Trust and wealth management fees	5,487	6,311	17,858	17,742
Bankcard income	3,484	3,823	10,644	10,698
Client derivative fees	1,447	1,369	3,619	5,624
Foreign exchange income	11,752	13,470	35,373	31,985
Leasing business income	7,127	7,247	20,450	0
Net gain from sales of loans	3,729	5,241	12,842	26,529
Net gain (loss) on sales/transfers of investment securities	(179)	0	(176)	(745)
Net gain (loss) on equity securities	(701)	(1,054)	(1,954)	381
Other	4,109	5,723	13,294	10,401
Total noninterest income	$42,534	$49,778	$133,606	$125,846

Linked quarter comparison: Third quarter 2022 noninterest income was $42.5 million, decreasing $7.2 million, or 14.6%, compared to $49.8 million for the second quarter 2022. The change compared to the linked quarter was primarily driven by decreases in foreign exchange income, other noninterest income, gain on sales of loans and service charges on deposits. Foreign exchange income for the third quarter of 2022 decreased $1.7 million, or 12.8%, due to record demand in the second quarter, while other noninterest income decreased $1.6 million, or 28.2%, due to lower income earned on limited partnership investments during the third quarter. Gains on sales of loans declined $1.5 million, or 28.8%, from the linked quarter due to lower mortgage demand as a result of higher interest rates. Service charges on deposits decreased $1.4 million, or 17.9%, as a result of changes made earlier in the year to our service charge and overdraft programs.

Year-to-date comparison: Noninterest income of $133.6 million for the first nine months of 2022 increased $7.8 million, or 6.2%, from $125.8 million for the comparable period of 2021. The increase was primarily attributed to leasing business income, foreign exchange income and elevated other noninterest income, partially offset by lower gains on sales of loans, unrealized losses on equity securities, lower service charges on deposits and lower client derivative fees. The $20.5 million increase in leasing business income is due to the acquisition of Summit in December of 2021. Other noninterest income increased $2.9 million, or 27.8%, due to higher income from limited partnership investments, while Foreign exchange income increased $3.4 million, or 10.6%, due to higher demand in 2022. Gains on sales of loans decreased $13.7 million, or 51.6%, from the comparable period in the prior year as mortgage demand slowed with rising interest rates. Unrealized losses on equity securities increased $2.3 million, or 612.9%, compared to the first nine months in 2021 due to a decline in the value of the Company's Class B Visa shares in 2022. Client derivative fees decreased $2.0 million, or 35.7%, in the first nine months of 2022 compared to the similar period in the prior year as demand for this product eased in 2022, and service charges on deposits decreased $1.6 million or 6.8%, as a result of program changes during 2022.

NONINTEREST EXPENSE

	Three months ended		Nine months ended
(Dollars in thousands)	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Noninterest expenses
Salaries and employee benefits	$66,808	$64,992	$195,747	$183,754
Net occupancy	5,669	5,359	16,774	16,810
Furniture and equipment	3,222	3,201	9,990	10,658
Data processing	8,497	8,334	25,095	23,102
Marketing	2,523	2,323	6,546	5,831
Communication	657	670	1,993	2,253
Professional services	2,346	2,214	6,719	5,678
State intangible tax	1,090	1,090	3,311	3,605
FDIC assessments	1,885	1,677	5,021	4,177
Intangible assets amortization	2,783	2,915	8,612	7,438
Leasing business expense	5,746	4,687	14,302	0
Other	23,842	5,572	36,797	27,901
Total noninterest expenses	$125,068	$103,034	$330,907	$291,207

Linked quarter comparison: Third quarter 2022 noninterest expense was $125.1 million, increasing $22.0 million, or 21.4%, from $103.0 million for the second quarter 2022. This increase was primarily driven by higher other noninterest expenses, salaries and employee benefits and leasing business expenses. Other noninterest expenses increased $18.3 million, or 327.9%, from the linked quarter due to a $17.2 million write-off of tax credit investments during the period. Salaries and benefits expenses increased $1.8 million, or 2.8%, largely due to an increase in incentive compensation tied to the Company's performance, while leasing business expenses increased $1.1 million, or 22.6%, for the third quarter of 2022 as a result of higher Summit lease originations.

Year-to-date comparison: Noninterest expenses of $330.9 million for the first nine months of 2022 increased $39.7 million, or 13.6%, compared to the same period in 2021 primarily due to leasing business expense, higher salaries and benefits expenses, increased other noninterest expense, higher data processing costs and an increase in intangible asset amortization. Leasing business expense of $14.3 million in the first nine months of 2022 reflected new activity as a result of the Summit acquisition in late 2021. Salaries and benefits expenses increased $12.0 million, or 6.5%, due to the addition of Summit, as well as annual compensation increases, elevated severance costs and higher healthcare costs. Other noninterest expenses increased $8.9 million, or 31.9%, largely due to the tax credit investment write-offs during 2022. Data processing expenses increased $2.0 million, or 8.6%, as the Company continued to make strategic investments in technological enhancements, while intangible asset amortization increased $1.2 million, or 15.8%, in 2022 as a result of intangible assets created in the Summit acquisition.

INCOME TAXES

Linked quarter comparison: In the third quarter of 2022, First Financial recorded an income tax benefit of $8.6 million on pre-tax income of $47.1 million, resulting in an effective tax rate of negative 18.3%. This compared to income tax expense of $13.0 million on pre-tax income of $64.5 million with an effective tax rate of 20.2% for the second quarter 2022. The sharp decline in the effective tax rate compared to the linked quarter was attributed to tax credits realized during the period.

Year-to-date comparison: For the first nine months of 2022, income tax expense was $13.7 million on pre-tax income of $162.3 million, resulting in an effective tax rate of 8.5%. This compared to income tax expense of $28.1 million on pre-tax income of $186.3 million and an effective tax rate of 15.1% for the comparable period in 2021. The decline in the effective tax rate is primarily due to higher tax credit investments in the first nine months of 2022 compared to the same period of the prior year, partially offset by higher forecasted income and stock compensation activity in 2022.

The Company's effective tax rate may fluctuate from period to period due to changes in tax jurisdictions, tax-enhanced assets and tax credit investments.

INVESTMENTS

First Financial's investment portfolio totaled $3.8 billion, or 22.6% of total assets, at September 30, 2022 and $4.4 billion, or 27.0% of total assets, at December 31, 2021.  AFS securities totaled $3.5 billion at September 30, 2022 and $4.2 billion at December 31, 2021, while HTM securities totaled $85.8 million at September 30, 2022 and $98.4 million at December 31, 2021. The decline in AFS securities reflects a $354.9 million decline in fair value since December 31, 2021 due to rising interest rates as well as a strategic decision to reposition the portfolio in response to loan growth.

The effective duration of the investment portfolio increased to 4.4 years at September 30, 2022 from 3.8 years as of December 31, 2021. The Company has strategically increased the duration of the investment portfolio during the first nine months of 2022 in an effort to manage its asset sensitivity.

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

At September 30, 2022, the Company's Consolidated Financial Statements reflected a $333.9 million unrealized after-tax loss on debt securities and a $21.0 million unrealized after-tax gain as of December 31, 2021, which was included as a component of equity in accumulated other comprehensive income on the Consolidated Balance Sheets. This unrealized loss was driven by an increase in interest rates during 2022.

The Company had a $0.7 million unrealized loss on equity securities recorded in noninterest income for the three months ended September 30, 2022 compared to a $1.1 million unrealized loss for the three months ended June 30, 2022. For the first nine months of 2022, the Company had a $2.0 million unrealized loss compared to a $0.4 million unrealized gain for the same period of 2021. This unrealized loss related to a decline in the value of the Company's Class B Visa shares.

First Financial will continue to monitor loan demand and deposit activity, as well as balance sheet composition, capital sensitivity and the interest rate environment, when considering future investment strategies.

LOANS

Excluding loans held for sale, loan balances increased $509.1 million, or 5.5%, to $9.8 billion as of September 30, 2022 from $9.3 billion as of December 31, 2021. This increase was broad-based, with the largest growth being in C&I loans, which increased $419.2 million, or 15.4%, to $3.1 billion. Additionally, residential real estate loans increased by $128.5 million, or 14.3%, to $1.0 billion; installment loans increased by $82.8 million, or 69.3%, to $202.3 million; lease financing increased by $66.4 million, or 60.6%, to $176.1 million; construction loans increased $33.6 million, or 7.4%, to $489.4 million and home equity increased $28.9 million, or 4.1%, to $737.3 million. These increases were partially offset during the period by a $250.3 million, or 5.9%, decrease in commercial real estate to $4.0 billion and a $51.6 million decline in PPP balances.

Third quarter 2022 average loans of $9.6 billion, excluding loans held for sale, increased $232.5 million, or 2.5%, from the second quarter 2022. The increase over the linked quarter included broad-based growth, highlighted by a large increase in the C&I portfolio.
Through the first nine months of 2022, average loans of $9.4 billion, excluding of loans held for sale, decreased $334.4 million, or 3.4%, from the comparable period of 2021. The decline from prior year was largely attributed to the forgiveness of PPP loans.

COMMITMENTS AND CONTINGENCIES

Off-balance sheet arrangements include commitments to extend credit and financial guarantees.  Loan commitments are agreements to extend credit to a client absent any violation of any condition established in the commitment agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  First Financial had commitments outstanding to extend credit totaling $4.4 billion and $4.0 billion at September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022, loan commitments with a fixed interest rate totaled $137.5 million while commitments with variable interest rates totaled $4.3 billion. Comparatively, as of December 31, 2021, loan commitments with a fixed interest rate totaled $129.2 million while commitments with variable interest rates totaled $3.8 billion. The fixed rate loan commitments have interest rates ranging from 0% to 21% and maturities ranging from less than 1 year to 30.9 years at both September 30, 2022 and December 31, 2021.

Letters of credit are conditional commitments issued by First Financial to guarantee the performance of a client to a third party.  First Financial’s letters of credit consist primarily of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services.  First Financial has issued letters of credit aggregating $34.6 million and $41.1 million at September 30, 2022 and December 31, 2021, respectively. Management conducts regular reviews of these instruments on an individual client basis.

First Financial is a party in risk participation transactions of interest rate swaps, which had total notional amount of $391.4 million and $362.8 million at September 30, 2022 and December 31, 2021, respectively.

First Financial is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved qualified affordable housing, renewable energy, or other renovation or community revitalization projects. These investments are included in accrued interest and other assets in the Consolidated Balance Sheets, with any unfunded commitments included in accrued interest and other liabilities in the Consolidated Balance Sheets. As of September 30, 2022, First Financial expects to recover its remaining investments through the use of the tax credits that are generated by the investments. First Financial had unfunded commitments related to tax credit investments of $100.7 million and $72.5 million at September 30, 2022 and December 31, 2021, respectively.

Additionally, as part of the ordinary course of business, First Financial and its subsidiaries are parties to litigation, including claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral, foreclosure interests that are incidental to our regular business activities and other matters. While the ultimate liability with respect to these litigation matters and claims cannot be determined at this time, First Financial believes that damages, if any, and other amounts relating to pending matters are not probable or cannot be reasonably estimated as of September 30, 2022. Reserves are established for these various matters of litigation, when appropriate, under FASB ASC Topic 450, Contingencies, based in part upon the advice of legal counsel. First Financial had no reserves related to litigation matters as of September 30, 2022 and December 31, 2021.

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

Nonaccrual loans were $36.3 million, or 0.37% of total loans as of September 30, 2022, reflecting a $12.1 million, or 24.9%, decline from $48.4 million as of December 31, 2021. The decrease in nonaccrual loans was a result of the Company's resolution efforts and risk rating upgrades as borrower performance improved. Nonperforming assets were $47.4 million, or 0.28% of total assets, at September 30, 2022 compared to $60.1 million, or 0.37% of total assets, at December 31, 2021. This $12.7 million, or 21.2%, decline was due to the resolution of nonaccrual relationships outpacing the volume of loans downgraded to nonaccrual during the period.

TDRs totaled $23.8 million at September 30, 2022, which represents an decrease of $3.8 million, or 13.9%, from $27.6 million at December 31, 2021. This decline was primarily attributed to the payoff of a single, large commercial relationship.

Classified assets, which are defined by the Company as nonperforming assets plus performing loans internally rated substandard or worse, totaled $115.0 million as of September 30, 2022 compared to $104.8 million at December 31, 2021. Classified assets were 69 bps as a percentage of total assets at September 30, 2022, compared to 64 bps as of December 31, 2021. This increase was due primarily to the downgrade of two relationships in the healthcare and retail industries during the third quarter of 2022, partially offset by the upgrade of one large hotel relationship during the same period.

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

The total ACL, which includes both funded and unfunded reserves, was $141.1 million at September 30, 2022, which combined with 7 bps of net charge-offs to result in $8.3 million in total provision expense for the third quarter of 2022. This compared to a total allowance of $145.4 million as of December 31, 2021.

The Company utilized the Moody's September baseline forecast as its R&S forecast in the quantitative model at September 30, 2022. For reasonableness, the Company also considered the impact to the model from alternative, more adverse economic forecasts, slower prepayment speeds and increased default rates. These alternative analyses were utilized to inform the Company's qualitative adjustments. Additionally, First Financial considered its credit exposure to certain industries believed to be at risk for future credit stress, such as franchise, hotel and investor commercial real estate lending, when making qualitative adjustments to the ACL model.

ACL - loans and leases. The ACL on loans and leases was $124.1 million as of September 30, 2022 and $132.0 million as of December 31, 2021. As a percentage of period-end loans, the ACL was 1.27% as of September 30, 2022 and 1.42% as of December 31, 2021. Strong credit quality combined with improvement in the economic forecast resulted in a decline in the ACL during 2022.

The Company recorded net charge-offs of $1.7 million, or 0.07% of average loans and leases on an annualized basis, in the third quarter 2022, compared to net charge-offs of $2.0 million, or 0.08%, for the second quarter of 2022. Through the first nine months of 2022, the Company had net charge-offs of $5.9 million compared to $17.3 million the same period of 2021. The decline in net-charge-offs in the current period was largely due to pandemic-related charge-offs in 2021.

The ACL as a percentage of nonaccrual loans was 341.6% at September 30, 2022 and 272.8% at December 31, 2021. The increase in this ratio was primarily driven by a $12.1 million, or 24.9%, decline in nonaccrual loans during the period. The ACL as a percentage of nonperforming loans, including accruing TDRs, was 262.1% as of September 30, 2022 and 220.0% as of December 31, 2021. The increase in this ratio was driven by the decline in nonperforming loans outpacing the decline of the ACL during the period.

Provision expense is a product of the Company's ACL model combined with net charge-off activity during the period. During the third quarter of 2022, the Company recorded $7.9 million of provision expense for loans and leases compared to provision recapture of $4.3 million during the second quarter of 2022. The provision increase was driven by strong loan growth and slower prepayment rates during the third quarter. For the nine months ended September 30, 2022, the Company recorded provision recapture of $2.0 million compared to a provision recapture of $9.5 million for the same period of of 2021.

ACL - unfunded commitments. The ACL on unfunded commitments was $17.0 million as of September 30, 2022 and $13.4 million as of December 31, 2021. First Financial recorded $0.4 million of provision expense for credit losses on unfunded commitments for the three months ended September 30, 2022, compared to a $3.5 million of expense in the second quarter 2022. The increase in allowance on unfunded commitments at the end of the third quarter compared to December 31, 2021, was related to a decline in commercial prepayments, which resulted in a longer duration for the unfunded commitment portfolio. For the nine months ended September 30, 2022, the Company recorded provision expense of $3.6 million compared to a provision recapture of $0.9 million for the same period of of 2021.
See Note 5 – Allowance for Credit Losses in the Notes to Consolidated Financial Statements for further discussion of First Financial's ACL.

The table that follows includes the activity in the ACL for the quarterly periods presented.

	Three months ended					Nine months ended
	2022			2021		September 30,
(Dollars in thousands)	Sep. 30,	June 30,	Mar. 31,	Dec. 31,	Sep. 30,	2022	2021
Allowance for credit loss activity
Balance at beginning of period	$117,885	$124,130	$131,992	$148,903	$159,590	$131,992	$175,679
Purchase accounting ACL for PCD	0	0	0	17	0	0	0
Provision for loan losses	7,898	(4,267)	(5,589)	(9,525)	(8,193)	(1,958)	(9,499)
Gross charge-offs
Commercial and industrial	1,947	773	2,845	1,364	2,617	5,565	14,256
Lease financing	13	8	131	0	0	152	0
Construction real estate	0	0	0	1,496	0	0	2
Commercial real estate	3	3,419	0	9,150	1,030	3,422	4,321
Residential real estate	119	4	22	6	74	145	121
Home equity	45	22	21	22	200	88	1,051
Installment	294	361	177	184	37	832	150
Credit card	237	212	246	149	230	695	631
Total gross charge-offs	2,658	4,799	3,442	12,371	4,188	10,899	20,532
Recoveries
Commercial and industrial	90	177	379	201	869	646	1,411
Lease financing	13	3	33	0	0	49	0
Construction real estate	0	0	0	0	0	0	3
Commercial real estate	561	2,194	222	4,292	223	2,977	493
Residential real estate	35	34	90	74	56	159	154
Home equity	185	360	265	303	426	810	920
Installment	29	47	21	27	53	97	124
Credit card	58	6	159	71	67	223	150
Total recoveries	971	2,821	1,169	4,968	1,694	4,961	3,255
Total net charge-offs	1,687	1,978	2,273	7,403	2,494	5,938	17,277
Ending allowance for credit losses	$124,096	$117,885	$124,130	$131,992	$148,903	$124,096	$148,903

Net charge-offs to average loans and leases (annualized)
Commercial and industrial	0.24%	0.08%	0.37%	0.18%	0.26%	0.23%	0.60%
Lease financing	0.00%	0.01%	0.34%	0.00%	0.00%	0.10%	0.00%
Construction real estate	0.00%	0.00%	0.00%	1.29%	0.00%	0.00%	0.00%
Commercial real estate	(0.06)%	0.12%	(0.02)%	0.44%	0.07%	0.01%	0.12%
Residential real estate	0.03%	(0.01)%	(0.03)%	(0.03)%	0.01%	0.00%	0.00%
Home equity	(0.08)%	(0.19)%	(0.14)%	(0.16)%	(0.13)%	(0.13)%	0.02%
Installment	0.64%	0.90%	0.50%	0.59%	(0.07)%	0.69%	0.04%
Credit card	1.29%	1.50%	0.67%	0.58%	1.29%	1.16%	1.33%
Total net charge-offs	0.07%	0.08%	0.10%	0.32%	0.10%	0.08%	0.24%

	Three months ended					Nine months ended
	2022			2021		September 30,
(Dollars in thousands)	Sep. 30,	June 30,	Mar. 31,	Dec. 31,	Sep. 30,	2022	2021
Nonperforming assets
Nonaccrual loans (1)	$36,327	$38,922	$45,454	$48,392	$65,966	$36,327	$65,966
Accruing troubled debt restructurings	11,022	11,225	8,055	11,616	11,448	11,022	11,448
Total nonperforming loans	47,349	50,147	53,509	60,008	77,414	47,349	77,414
Other real estate owned	22	22	72	98	340	22	340
Total nonperforming assets	47,371	50,169	53,581	60,106	77,754	47,371	77,754
Accruing loans past due 90 days or more	139	142	180	137	104	139	104
Total underperforming assets	$47,510	$50,311	$53,761	$60,243	$77,858	$47,510	$77,858
Total classified assets	$114,956	$119,769	$106,839	$104,815	$165,462	$114,956	$165,462

Credit quality ratios
As a percent of period-end loans, net of unearned income:
Allowance for credit losses	1.27%	1.25%	1.34%	1.42%	1.59%	1.27%	1.59%
Nonaccrual loans	0.37%	0.41%	0.49%	0.52%	0.70%	0.37%	0.70%
Nonperforming loans	0.48%	0.53%	0.58%	0.65%	0.83%	0.48%	0.83%
Allowance for credit losses to nonaccrual loans	341.61%	302.87%	273.09%	272.76%	225.73%	341.61%	225.73%
Allowance for credit losses to nonperforming loans	262.09%	235.08%	231.98%	219.96%	192.35%	262.09%	192.35%
(1) Nonaccrual loans include nonaccrual TDRs of $12.8 million, $9.5 million, $16.2 million, $16.0 million and $20.3 million as of September 30, 2022, June 30, 2022, March 31, 2022, December 31, 2021 and September 30, 2021, respectively.

DEPOSITS AND FUNDING

Total deposits were $12.3 billion as of September 30, 2022 and decreased $532.0 million, or 4.1%, from $12.9 billion as of December 31, 2021. The decline in deposit balances included a $218.3 million, or 6.8%, decrease in interest bearing demand deposits, a $177.4 million, or 4.3%, decrease in savings deposits, an $87.9 million, or 6.6%, decrease in time deposits and a $48.5 million, or 1.2%, decrease in non-interest bearing deposits.

Average deposits for the third quarter of 2022 were $12.4 billion, a decrease of $166.7 million, or 1.3%, from $12.5 billion for the second quarter of 2022. This decline was driven by a $75.3 million, or 2.4%, decrease in average interest-bearing demand accounts, a $48.6 million, or 1.2%, decrease in average noninterest bearing deposits, a $39.8 million, or 1.0%, decrease in average savings deposits and a $3.0 million, or 0.3%, decline in average time deposits. Through the first nine months of 2022, average deposits decreased $21.8 million, or 0.2%, to $12.6 billion when compared to the same period of 2021.

Borrowed funds were $1.5 billion as of September 30, 2022 compared to $706.0 million as of December 31, 2021. Borrowings increased during the period largely as a result of the Company utilizing short term advances in lieu of brokered CDs to satisfy its funding needs. First Financial may utilize short-term borrowings and long-term advances from the FHLB as wholesale funding sources to meet liquidity needs.

First Financial had short-term borrowings of $1.2 billion and $296.2 million as of September 30, 2022 and December 31, 2021, respectively. All short-term borrowings at September 30, 2022 were with the FHLB, compared to $225.0 million at December 31, 2021. There were no repurchase agreements included in short-term borrowings at September 30, 2022 compared to $51.2 million at December 31, 2021. In addition, there were $3.5 million of federal funds purchased at September 30, 2022 and none at December 31, 2021.

Long-term debt, which included FRB and FHLB long-term advances, subordinated notes and an interest free loan with a municipality, was $355.1 million and $409.8 million at September 30, 2022 and December 31, 2021, respectively. Outstanding subordinated debt totaled $311.5 million as of September 30, 2022 and $310.9 million as of December 31, 2021.

In conjunction with the acquisition of Summit on December 31, 2021, First Financial assumed $96.4 million in outstanding long-term borrowings. These outstanding long-term borrowings consisted of $23.0 million of lines of credit with other banks utilized to operate the business and carried an average interest rate of 2.77%. These lines of credit were paid off in January 2022. Additionally, acquired long term borrowings included $41.1 million and $73.4 million of term notes, both with and without recourse, with an average interest rate of 4.46% and 4.09% at September 30, 2022 and December 31, 2021, respectively. These term notes were used to finance Summit's equity investment in the purchase of equipment to be leased to customers.

First Financial had no FHLB long-term advances at September 30, 2022 and December 31, 2021. First Financial's total remaining borrowing capacity from the FHLB was $469.3 million as of September 30, 2022.

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

First Financial has a $40.0 million short-term credit facility with an unaffiliated bank that matures in December, 2022. This facility has a variable interest rate and provides First Financial additional liquidity, if needed, for various corporate activities including the repurchase of First Financial common stock and the payment of dividends to shareholders. As of September 30, 2022, First Financial had no outstanding balance and at December 31, 2021, First Financial had an outstanding balance of $20.0 million on this short-term credit facility. The credit agreement requires First Financial to comply with certain covenants including those related to asset quality and capital levels, and First Financial was in compliance with all covenants associated with this facility as of September 30, 2022 and December 31, 2022. This credit facility also required First Financial to pledge as collateral the Bank's common stock where the lender is granted a security interest in this collateral.

Both First Financial and the Bank received investment grade credit ratings from Kroll Bond Rating Agency, Inc, an independent rating agency. These credit ratings impact the cost and availability of financing to First Financial, and a downgrade to these credit ratings could affect First Financial's or the Bank’s ability to access the credit markets and potentially increase borrowing costs, negatively impacting financial condition and liquidity. Key factors in maintaining high credit ratings include consistent and diverse earnings, strong credit quality and capital ratios, diverse funding sources and disciplined liquidity monitoring procedures. The ratings of First Financial and the Bank at September 30, 2022 were as follows:

	First Financial Bancorp	First Financial Bank
Senior Unsecured Debt	BBB+	A-
Subordinated Debt	BBB	BBB+
Short-Term Debt	K2	K2
Deposit	N/A	A-
Short-Term Deposit	N/A	K2

For ease of borrowing execution, First Financial utilizes a blanket collateral agreement with the FHLB. First Financial pledged $5.6 billion of certain eligible residential, commercial and farm real estate loans, home equity lines of credit and government, agency and CMBS securities as collateral for borrowings from the FHLB as of September 30, 2022.

First Financial's principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. The market value of investment securities classified as AFS totaled $3.5 billion and $4.2 billion at September 30, 2022 and December 31, 2021, respectively.  As of September 30, 2022, $2.3 billion of AFS securities were unpledged and there were $300.2 million of securities available to be sold at breakeven.

HTM securities that are maturing within a short period of time can be an additional source of liquidity. As of both September 30, 2022 and December 31, 2021, the Company had no HTM securities maturing within one year. In total, First Financial expects $855.7 million of cash flows from its investment portfolio in the next 12 months.

Other sources of liquidity include cash and due from banks plus interest-bearing deposits with other banks. At September 30, 2022, these balances totaled $534.5 million, and First Financial had unused and available overnight wholesale funding sources of $4.3 billion, or 25.7% of total assets, to fund loan and deposit activities in addition to other general corporate requirements.

Certain restrictions exist regarding the Bank's ability to transfer funds to First Financial in the form of cash dividends, loans, other assets or advances and the approval of the Bank's primary federal regulator is required to pay dividends in excess of regulatory limitations.  Dividends paid to First Financial from the Bank totaled $130.0 million for the first nine months of 2022.  As of September 30, 2022, the Bank had retained earnings of $758.0 million, of which $182.6 million was available for distribution to the Bancorp without prior regulatory approval. As an additional source of liquidity, First Financial had $76.2 million in cash at the parent company as of September 30, 2022.

Share repurchases also impact First Financial's liquidity. For further information regarding share repurchases, see the Capital section that follows.

Capital expenditures were $9.8 million and $10.6 million for the first nine months of 2022 and 2021, respectively. Management believes that sufficient liquidity exists to fund its future capital expenditure commitments.

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

First Financial's tier 1 capital remained relatively stable at 11.17% at September 30, 2022 compared to 11.22% at December 31, 2021. The total capital ratio decreased to 13.73% at September 30, 2022 from 14.11% at December 31, 2021, while the leverage ratio increased to 8.88% at September 30, 2022 from 8.70% at December 31, 2021. The Company’s tangible common equity ratio decreased to 5.79% at September 30, 2022 from 7.58% at December 31, 2021. The decline in the tangible common equity ratio was primarily driven by the decline in accumulated other comprehensive income during the period, which was due to unrealized losses in the investment portfolio as a result of rising interest rates.

As of September 30, 2022, management believes that First Financial met all capital adequacy requirements to which it was subject.  The Company's most recent regulatory notifications categorized First Financial as "well-capitalized" under the regulatory framework for prompt corrective action. There have been no conditions or events since those notifications that management believes have changed the Company's categorization. Total regulatory capital exceeded the minimum requirement by $402.7 million on a consolidated basis at September 30, 2022.

The following tables present the actual and required capital amounts and ratios as of September 30, 2022 and December 31, 2021 under the Basel III Capital Rules and include the minimum required capital levels based on the phase-in provisions of the Basel III Capital Rules. Capital levels required to be considered "well capitalized" are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum capital required - Basel III		PCA requirement to be considered well capitalized
(Dollars in thousands)	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
September 30, 2022
Common equity Tier 1 capital to risk-weighted assets
Consolidated	$1,348,413	10.82%	$872,720	7.00%	N/A	N/A
First Financial Bank	1,545,041	12.42%	871,112	7.00%	$808,890	6.50%

Tier 1 capital to risk-weighted assets
Consolidated	1,392,565	11.17%	1,059,731	8.50%	N/A	N/A
First Financial Bank	1,545,602	12.42%	1,057,779	8.50%	995,556	8.00%

Total capital to risk-weighted assets
Consolidated	1,711,741	13.73%	1,309,079	10.50%	N/A	N/A
First Financial Bank	1,604,373	12.89%	1,306,668	10.50%	1,244,445	10.00%

Leverage ratio
Consolidated	1,392,565	8.88%	627,504	4.00%	N/A	N/A
First Financial Bank	1,545,602	9.87%	626,479	4.00%	783,099	5.00%

	Actual		Minimum capital required - Basel III		PCA requirement to be considered well capitalized
(Dollars in thousands)	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
December 31, 2021
Common equity tier 1 capital to risk-weighted assets
Consolidated	$1,262,789	10.85%	$814,954	7.00%	N/A	N/A
First Financial Bank	1,513,175	13.02%	813,731	7.00%	$755,607	6.50%

Tier 1 capital to risk-weighted assets
Consolidated	1,306,571	11.22%	989,587	8.50%	N/A	N/A
First Financial Bank	1,513,708	13.02%	988,102	8.50%	929,978	8.00%

Total capital to risk-weighted assets
Consolidated	1,642,549	14.11%	1,222,431	10.50%	N/A	N/A
First Financial Bank	1,589,570	13.67%	1,220,597	10.50%	1,162,473	10.00%

Leverage ratio
Consolidated	1,306,571	8.70%	600,410	4.00%	N/A	N/A
First Financial Bank	1,513,708	10.10%	599,578	4.00%	749,472	5.00%

Shareholder dividends. First Financial paid a dividend of $0.23 per common share on September 15, 2022 to shareholders of record as of September 1, 2022. Additionally, First Financial's board of directors authorized a dividend of $0.23 per common share, payable on December 15, 2022 to shareholders of record as of December 1, 2022.

Share repurchases. Effective January 2022, First Financial's board of directors approved a stock repurchase plan (the 2022 Repurchase Plan), replacing the 2020 Repurchase Plan which became effective in January 2021. The 2022 Repurchase Plan continues for two years and authorized the purchase of up to 5,000,000 shares of the Company's common stock and will expire in December 2023. First Financial did not repurchase any shares under this plan in the first nine months of 2022. Therefore, at September 30, 2022, all 5,000,000 common shares remained available for repurchase under the 2022 Repurchase Plan.

The 2020 Repurchase Plan was authorized in December of 2020 and authorized the repurchase of up to 5,000,000 shares of the Company's common stock. First Financial repurchased 4,633,355 shares under this plan at an average share price of $23.33 during the nine months ended September 30, 2021.

Shareholders' equity. Total shareholders’ equity was $2.0 billion at September 30, 2022 and $2.3 billion at December 31, 2021. This decline was driven by a decline in accumulated other comprehensive income resulting from unrealized losses on AFS securities due to higher interest rates.

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

Non-maturity deposit modeling is particularly dependent on the assumption for repricing sensitivity known as a beta. Beta is the amount by which First Financial’s interest bearing non-maturity deposit rates will increase when short-term interest rates rise. The Company utilized a weighted average deposit beta of 34% in its interest rate risk modeling as of September 30, 2022. First Financial also includes an assumption for the migration of non-maturity deposit balances into CDs for all upward rate scenarios beginning with the +100 bps scenario, thereby increasing deposit costs and reducing asset sensitivity.

Presented below is the estimated impact on First Financial’s NII and EVE position as of September 30, 2022, assuming immediate, parallel shifts in interest rates:

	% Change from base case for immediate parallel changes in rates
	-100 bps(1)	+100 bps	+200 bps
NII-Year 1	(8.10)%	5.29%	9.56%
NII-Year 2	(10.07)%	6.92%	12.74%
EVE	(3.90)%	2.60%	4.66%
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

The projected results for NII and EVE reflected an asset sensitive position, due to a strong funding mix of low cost transactional deposits supporting loans priced primarily off the short end of the rate curve. The down rate shock sensitivity remains elevated due to asset yields improving faster than lagged deposit costs. First Financial continues to manage its balance sheet with a bias toward asset sensitivity while simultaneously balancing the potential earnings impact of this strategy.

First Financial continually evaluates the sensitivity of its interest rate risk position to modeling assumptions. The following table reflects First Financial’s estimated NII sensitivity profile as of September 30, 2022 assuming a 25% increase and a 25% reduction to the beta assumption on managed rate deposits:

	Beta sensitivity (% change from base)
	+100 BP		+200 BP
	Beta 25% lower	Beta 25% higher	Beta 25% lower	Beta 25% higher
NII-Year 1	6.19%	4.39%	10.43%	8.68%
NII-Year 2	7.81%	6.03%	13.60%	11.89%

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

The bank has continued to update liquidity risk management processes, such as refining the contingency funding plan, proactively meeting frequently, securing additional contingent borrowing capacity, and developing additional ad-hoc liquidity reporting to monitor funding inflows and outflows. Management closely monitors overall loan and deposit trends as the broader macroeconomic environment responds to changing monetary policy. For further discussion of the Company's liquidity, please see the Liquidity section within Management's Discussion and Analysis.

CRITICAL ACCOUNTING POLICIES

First Financial’s Consolidated Financial Statements are prepared based on the application of the Company's accounting policies.  These policies require the reliance on estimates and assumptions which are inherently subjective and may be susceptible to significant change.  Changes in underlying factors, assumptions or estimates could have a material impact on First Financial’s future financial condition and results of operations. In management’s opinion, certain accounting policies have a more significant impact than others on First Financial’s financial reporting.  For First Financial, these policies currently include accounting for the ACL - loans and leases, goodwill, pension and income taxes.  These accounting policies are discussed in detail in the Critical Accounting Policies section of Management’s Discussion and Analysis in First Financial’s 2021 Annual Report.  There were no changes to the accounting policies for the ACL, goodwill, pension or income taxes during the nine months ended September 30, 2022.

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

On December 31, 2021, First Financial acquired Summit Funding Group, Inc. The internal control over financial reporting of Summit's operations were excluded from the evaluation of effectiveness of First Financial's disclosure controls and procedures as of the period end covered by this report as a result of the timing of the acquisition. As a result of the Summit acquisition, First Financial will be evaluating changes to processes, information technology systems and other components of internal control over financial reporting as part of its integration activities. The acquired Summit operations represents 2.4% of total consolidated assets as of the period covered by this report.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On December 22, 2020, the Board announced that it authorized a stock repurchase plan that provided for the purchase of up to 5,000,000 shares of common stock of the Company (the 2020 Repurchase Plan). The 2020 Repurchase Plan became effective January 1, 2021, upon the expiration of the previously authorized stock repurchase plan, but was terminated in December 2021 and replaced with a new plan effective January 1, 2022. The Company did not purchase any shares under the 2022 Repurchase Plan in the third quarter of 2022.

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

FIRST FINANCIAL BANCORP.
(Registrant)

James M. Anderson		Scott T. Crawley
Executive Vice President and Chief Financial Officer		Senior Vice President and Controller
(Principal Accounting Officer)

Date	11/4/2022	Date	11/4/2022