Form 10-K
period 2022-12-31
FIRST FINANCIAL BANCORP /OH/
filed 2023-02-24
CIK 708955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes    ☒  No
The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the sales price of the last trade of such stock as of June 30, 2022, was $1,793,610,000.  (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)
As of February 23, 2023, there were issued and outstanding 94,873,629 common shares of the registrant.

Documents Incorporated by Reference:
Portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2022 (Exhibit 13) are incorporated by reference into Parts I, II and III. Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2023 are incorporated by reference into Part III.

FORM 10-K CROSS REFERENCE INDEX

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K and the documents incorporated by reference that are not statements of historical fact, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, the statements specifically identified as forward-looking statements within this Annual Report on Form 10-K. In addition, certain statements in future filings by us with the SEC, in press releases, and in oral and written statements made by or with our approval, which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include: (i) projections of income or expense, earnings per share, the payment or non-payment of dividends, capital structure and other financial items; (ii) statements of our plans and objectives of our management or Board of Directors, including those relating to products or services or potential acquisition activity; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

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

Forward-looking statements involve risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including those factors and events identified (i) in "Item 1A. Risk Factors" of this Annual Report on Form 10-K and (ii) in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of First Financial's 2022 Annual Report to Shareholders (included within Exhibit 13 to this Annual Report on Form 10-K and incorporated by reference into Item 7 of this Annual Report on Form 10-K).

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

Commercial and industrial loans are made to all types of businesses for a variety of purposes including, but not limited to, inventory, receivables and equipment.  First Financial works with businesses to meet their shorter-term working capital needs while also providing long-term financing for their business plans.  First Financial also offers lease and equipment financing through two wholly-owned subsidiaries of the Bank, First Financial Equipment Finance LLC (First Equipment Finance) and Summit Funding Group, Inc. (Summit) (discussed below).  Credit risk for lending activities is managed through standardized loan policies, established and authorized credit limits, centralized portfolio management and the diversification of market area and industries.  The overall strength of the borrower is evaluated through the credit underwriting process and includes a variety of analytical activities, including the review of historical and projected cash flows, financial performance, financial strength of the principals and guarantors and collateral values, where applicable.

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

Certain residential real estate loans originated by the Bank conform to secondary market underwriting standards and are sold within a short timeframe to unaffiliated third parties. The Bank sells these loans with both servicing retained and servicing released, depending on pricing and other market conditions.  The credit underwriting standards adhere to a required level of documentation, verifications, valuation and overall credit performance of the borrower.  The underwriting of these loans includes an evaluation of these and other pertinent factors prior to the extension of credit. These underwriting standards increase the marketability and address the credit risk associated with the loans.

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

Bannockburn Global Forex (Bannockburn), a division of the Bank, is an industry-leading capital markets firm based in Cincinnati, Ohio, that provides transactional currency payments, foreign exchange hedging and other advisory products to closely held enterprises, financial sponsors and downstream financial institutions across the United States. Their primary focus is on small- and middle-market clients that have a need for tailored foreign exchange solutions. Bannockburn has a nationwide presence with offices in 10 locations throughout the U.S.

Information regarding statistical disclosure required by the Securities and Exchange Commission’s Industry Guide 3 is included in "Table 4 - Statistical Information" of First Financial's 2022 Annual Report to Shareholders for the year ended December 31, 2022, and is incorporated herein by reference.

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

COVID-19

The Company's operations and financial results in 2022 continued to be influenced by the COVID-19 pandemic. The pandemic negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, increased unemployment levels and decreased consumer confidence generally. Some of these issues persisted in 2022, particularly with respect to global supply chains and the effects of a shrinking workforce, resulting in higher wages and more employee resignations across a number of industries.

The Company's response to the Paycheck Protection Program (the PPP) succeeded in providing relief to our customers, although the program and assistance had substantially wound down by the end of 2021. The Company had outstanding PPP loans totaling $3.0 million in balances, net of $0.1 million of unearned fees, as of December 31, 2022, compared to $55.6 million of PPP loans, net of $2.6 million of unearned fees, as of December 31, 2021.

Additionally, in 2022, the Company had no loans that were still in a payment deferral to provide relief to borrowers adversely impacted by the pandemic, compared to $16.5 million as of December 31, 2021.

Human Capital

At December 31, 2022, First Financial had approximately 2,108 full-time employees located primarily in the states of Ohio, Indiana, Kentucky, and Illinois.

Employee Wellbeing. A key component of the Company’s strategic intent is “Investing in our People.” The company firmly believes that wellbeing is directly linked to engagement and engagement is a key pillar to the overall bank success. First

Financial “invests’ in associates and their families through various programs. One such program is the “Wellbeing Program”, designed to support employees and their families in a holistic way, focusing on the five core areas of wellbeing: physical, financial, social, community and purpose. The program provides employees with incentives (such as health savings account contributions, paid time off and reimbursements) in exchange for voluntary participation in a range of activities, including an annual physical, health-risk assessment, webinar participation and enrollment in Company sponsored fitness activities. In 2022, 54% of eligible employees qualified for benefits under the Wellbeing Program. Additionally, First Financial partners with an independent primary care clinic that offers no or low cost preventive and routine care to associates and families.

Compensation and Benefits. First Financial offers employees competitive short-term and long-term compensation, a comprehensive set of benefits including health, dental and vision insurance, free or low-cost access to an independent provider of primary care clinics, life and disability programs, parental leave, product discounts and various expense reimbursement programs. First Financial also provides all eligible employees with an annual allocation to the First Financial Pension Plan of 5% of eligible annual pay. The pension allocation is 100% company-paid, fully-vested and portable. We regularly review our compensation practices to ensure we are paying employees equitably, taking into consideration such factors as experience, education, and performance.

Employee Engagement. First Financial launched its engagement strategy in 2020, partnering with a third party to create a culture of highly engaged associates by providing managerial training and coaching, measuring associate engagement and developing action plans to deepen engagement. In July 2022 First Financial launched its third all-associate engagement survey, which reflected the Company's success in increasing engagement through coaching and training, intentional action plans, sharing success stories, and highlighting engagement champions. The 2022 survey results showed a marked increase in engagement from the survey conducted in 2021. As in prior years, teams throughout the Bank continue to engage in team huddles, manager training, town halls, mentoring, career and leadership development programs, and updated action plans to continue to increase engagement across the company. In 2022, we hosted virtual town hall meetings for all associates, sharing business updates, opening the lines of communications and answering associate questions. In conjunction with senior management and town hall meetings, several additional pulse surveys were completed which provided insight into our associates’ needs, which will shape future engagement strategies.

Diversity, Equity and Inclusion. First Financial prioritizes diversity, equity and inclusion (DEI) as an employer, a financial institution and as a member of the communities in which we operate. The DEI Committee of the Board provides guidance and oversight to First Financial’s executive committee, the Manager of Diversity, Equity and Inclusion, and the First Financial Diversity Council, which is comprised of 10 associates from across our footprint. First Financial supports several associate-led business resource groups designed to facilitate networking and leadership development. First Financial continues to develop our DEI strategy, which includes goals and action plans designed to increase associate and management diversity.

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

We also compete on a nationwide basis through Oak Street, which lends to the insurance industry, registered investment advisors, certified public accountants and indirect auto finance companies, First Franchise, which lends to restaurant franchisees, Bannockburn, which provides foreign exchange services to customers throughout the United States, and Summit, which provides equipment financing to commercial businesses to the United States and Canada.

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

Economic Growth, Regulatory Relief and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended (the Dodd-Frank Act), imposes significant regulatory and compliance requirements, including the imposition of increased capital, leverage, and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector.

On May 25, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the Regulatory Relief Act) was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. Bank holding companies with consolidated assets of less than $100 billion, including First Financial, are no longer subject to the enhanced prudential standards established under the Dodd-Frank Act. The Regulatory Relief Act also relieves bank holding companies and banks with consolidated assets of less than $100 billion, including First Financial, from certain record-keeping, reporting and disclosure requirements.

Depository Institution Regulation

The Bank, as a bank chartered under the laws of the State of Ohio and a member of the Federal Reserve Bank of Cleveland (Federal Reserve Bank), is subject to supervision and examination by the Federal Reserve Board and the Ohio Division of

Financial Institutions (ODFI). The Bank's deposits are insured up to applicable legal limits by the DIF, which is administered by the FDIC and is subject to the provisions of the Federal Deposit Insurance Act, as amended (FDIA). The Bank is also subject to regulations of the Consumer Financial Protection Bureau (CFPB), which was established by the Dodd-Frank Act and has broad powers to adopt and enforce consumer protection regulations.

Regulatory Capital

Financial institutions and their holding companies are required to maintain capital as a way of absorbing losses. The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies as well as state banks that are members of a Federal Reserve Bank. The guidelines provide a systematic analytical framework that makes regulatory capital requirements sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures expressly into account in evaluating capital adequacy and incentivizes to holding liquid, low-risk assets. Capital levels as measured by these standards are also used to categorize financial institutions for purposes of certain prompt corrective action regulatory provisions.

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

The Basel III capital rules include (i) a minimum common equity tier 1 capital ratio of 4.5%, (ii) a minimum tier 1 capital ratio of 6.0%, (iii) a minimum total capital ratio of 8.0% and (iv) a minimum leverage ratio of 4.0%.

Common equity for the common equity tier 1 capital ratio generally consists of common stock (plus related surplus), retained earnings, accumulated other comprehensive income (unless an institution elects to exclude such income from regulatory capital) and limited amounts of minority interests in the form of common stock, subject to applicable regulatory adjustments and deductions.

Tier 1 capital generally consists of common equity as defined for the common equity tier 1 capital ratio, plus certain non-cumulative preferred stock and related surplus, cumulative preferred stock and related surplus, trust preferred securities that have been grandfathered (but which are not otherwise permitted), and limited amounts of minority interests in the form of additional tier 1 capital instruments, less certain deductions.

Tier 2 capital, which can be included in the total capital ratio, generally consists of other preferred capital and subordinated debt meeting certain conditions plus limited amounts of the allowance for credit losses, subject to specified eligibility criteria, less applicable deductions.

The deductions from common equity tier 1 capital include goodwill and other intangibles, certain deferred tax assets, mortgage-servicing assets above certain levels, gains on sale in connection with a securitization, investments in a banking organization’s own capital instruments and investments in the capital of unconsolidated financial institutions (above certain levels).

Under the guidelines, capital is compared to the relative risk included in the balance sheet. To derive the risk included in the balance sheet, one of several risk weights is applied to different balance sheet and off-balance sheet assets, primarily based on the relative credit risk of the counterparty. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

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

Federal banking regulators have established regulations governing prompt corrective action to resolve capital deficient banks. Under these regulations, institutions that become under-capitalized are subject to mandatory regulatory scrutiny and limitations, which increase as capital continues to decrease. Each such institution is also required to file a capital plan with its primary federal regulator, and its holding company must guarantee the capital shortfall up to 5% of the assets of the capital deficient institution at the time it becomes under-capitalized.

In accordance with the Basel III Capital Rules, in order to be “well-capitalized” under the prompt corrective action guidelines, a bank must have a common equity tier 1 capital ratio of at least 6.5%, a total risk-based capital ratio of at least 10.0%, a tier 1 risk-based capital ratio of at least 8.0% and a leverage ratio of at least 5.0%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level or any capital measure. At December 31, 2022, the Bank met the capital ratio requirements to be deemed “well-capitalized.”

A bank with a capital level that might qualify for well capitalized or adequately capitalized status may nevertheless be treated as though the bank is in the next lower capital category if the bank’s primary federal banking supervisory authority determines that an unsafe or unsound condition or practice warrants that treatment. A bank’s operations can be significantly affected by its capital classification under the prompt corrective action rules. For example, a bank that is not well capitalized generally is prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market without advance regulatory approval. These deposit-funding limitations can have an effect on the bank’s liquidity. At each successively lower capital category, an insured depository institution is subject to additional restrictions. Under-capitalized banks are required to take specified actions to increase their capital or otherwise decrease the risks to the DIF. Bank regulatory agencies generally are required to appoint a receiver or conservator within 90 days after a bank becomes critically under-capitalized with a leverage ratio of less than 2.0%. The FDIA provides that a federal bank regulatory authority may require a bank holding company to divest itself of an under-capitalized bank subsidiary if the agency determines that divestiture will improve the bank’s financial condition and prospects.

In December 2018, the federal banking agencies issued a final rule to address regulatory treatment of credit loss allowances under the current expected credit loss (CECL) model (accounting standard). The rule revised the federal banking agencies’ regulatory capital rules to identify which credit loss allowances under the CECL model are eligible for inclusion in regulatory capital and to provide banking organizations the option to phase in over three years the day-one adverse effects on regulatory capital that may result from the adoption of the CECL model. Concurrent with the enactment of the Coronavirus Aid, Relief, and Economic Recovery Act (CARES Act) in March 2020, federal banking agencies issued an interim final rule that delayed the estimated impact on regulatory capital resulting from the adoption of CECL. The interim final rule provided banking organizations that implemented CECL prior to the end of 2020 the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay. First Financial adopted the capital transition relief over the five year permissible period.

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

The Bank may not pay dividends out of its surplus if, after paying these dividends, it would fail to meet the required minimum capital levels established by the Federal Reserve Board. The amount of dividends payable by the Bank is also restricted if the Bank does not hold a capital conservation buffer as described above. In addition, the Bank must have the approval of the Federal Reserve Board and the ODFI if a dividend in any year would cause the total dividends for that year to exceed the sum of the Bank’s net income for the current year and the retained net income for the preceding two years, less required transfers to surplus or to fund the retirement of preferred stock. Under Ohio law, the Bank may pay a dividend from surplus only with the approval of First Financial (as the sole shareholder of the Bank) and the approval of the ODFI. Payment of dividends by the Bank may be restricted at any time at the discretion of its regulatory authorities, if such regulatory authorities deem such dividends to constitute unsafe and/or unsound banking practices or if necessary to maintain adequate capital.

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

The Federal Reserve Board has also issued a policy statement with regard to the payment of cash dividends by financial holding companies and other bank holding companies. The policy statement provides that, as a matter of prudent banking, a bank holding company should not maintain a rate of cash dividends unless its net income available to common shareholders over the past year has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears to be consistent with the bank holding company’s capital needs, asset quality, and overall financial condition. Accordingly, a bank holding company generally should not pay cash dividends that exceed its net income or that can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. Under certain circumstances, a bank holding company must provide notice to the Federal Reserve Board of an intended dividend payment, to which the Federal Reserve Board might object if it determines the payment would be an unsafe or unsound practice.

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

The FDIA requires the FDIC's Board of Directors to set a target or Designated Reserve Ratio (DRR) for the DIF annually. The DRR is the total of the DIF divided by the total estimated insured deposits of the industry. Under the long-range plan, the FDIC set the DRR at 2.0% and set a schedule of assessment rates that would progressively decrease when the DRR reached 2.0% and 2.5%. The FDIC views the 2.0% DRR as a long-term goal and the minimum level needed to withstand future crises of the magnitude of past crises. Extraordinary growth in insured deposits during the first and second quarters of 2020 caused the DRR to decline below the statutory minimum of 1.35% as of June 30, 2020. In September 2020, the FDIC Board of Directors adopted a restoration plan to restore the DRR to at least 1.35% by 2028, absent extraordinary circumstances, as required by the FDIC. The restoration plan maintained the assessment rate schedules in place at the time and required the FDIC to update its analysis and projections for the DIF balance and DRR at least semiannually.

In the semiannual update for the restoration plan in June 2022, the FDIC projected that the DRR was at risk of not reaching the statutory minimum of 1.35% by September 30, 2028, the statutory deadline to restore the DRR. Based on this update, the FDIC Board approved an amended restoration plan, and concurrently proposed an increase in initial base deposit insurance assessment rate schedules uniformly by two basis points, applicable to all insured depository institutions. In October 2022, the FDIC Board finalized the increase with an effective date of January 1, 2023, applicable to the first quarterly assessment period of 2023. The revised assessment rate schedules are intended to increase the likelihood that the DRR reaches the statutory minimum level of 1.35% by September 30, 2028.

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

On July 22, 2020, the CFPB issued a final small dollar loan rule related to payday, vehicle title and certain high cost installment loans (the Small Dollar Rule) that modified a former rule that was issued in November 2013. Lenders were required to comply with the Small Dollar Rule by June 13, 2022. Specifically, the Small Dollar Rule revokes provisions contained in the 2013 rule that: (i) provide that it is an unfair and abusive practice for a lender to make a covered short-term or longer-term balloon-payment loan, including payday and vehicle title loans, without reasonably determining that consumers have the ability to repay those loans according to their terms; (ii) prescribe mandatory underwriting requirements for making the ability-to-repay determination; (iii) exempt certain loans from mandatory underwriting requirements; and (iv) establish related definitions, reporting, and recordkeeping requirements.

Separately, in May 2018, the OCC published guidance that encourages national banks and federal savings associations to offer responsible short-term, small-dollar installment loans with terms between two and twelve months and equal amortizing payments. Pursuant to the OCC’s guidance on this issue, banks are encouraged to offer these products in a manner that is consistent with sound risk management principles and clear, documented underwriting guidelines. Further, the federal bank regulatory agencies issued interagency guidance on May 20, 2020, to encourage banks, savings associations, and credit unions to offer responsible small-dollar loans to customers for consumer and small business purposes. The Small Dollar Rule did not have a material effect on First Financial’s financial condition or results of operations on a consolidated basis in 2021 or 2022.

Community Reinvestment Act

Under the CRA, every FDIC-insured institution is obligated, consistent with safe and sound banking practices, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA requires the appropriate federal banking regulator, in connection with the examination of an insured institution, to assess the institution's record of meeting the credit needs of its community and to consider this record in its evaluation of certain applications to banking regulators, such as an application for approval of a merger or the establishment of a branch. An unsatisfactory rating may be used as the basis for the denial of an application and will prevent a bank holding company from making an election to become a financial holding company. As of its most recent examination, the Bank received a CRA rating of “outstanding.”

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

Volcker Rule

In December 2013, five federal agencies adopted a final regulation implementing the so-called Volcker Rule provision of the Dodd-Frank Act (the Volcker Rule). The Volcker Rule placed limits on the trading activity of insured depository institutions and entities affiliated with depository institutions, subject to certain exceptions. Such trading activity included the purchase or sale as principal of a security derivative, commodity future, option, or similar instrument in order to benefit from short-term price movements or to realize short-term profits. The Volcker Rule exempted trading in specified United States government, agency, state and/or municipal obligations. The Volcker Rule also excluded: (i) trading conducted in certain capacities, including as a broker or other agent, through a deferred compensation or pension plan, as a fiduciary on behalf of customers; (ii) trading to satisfy a debt previously contracted; (iii) trading under certain repurchase and securities lending agreements; and (iv) trading in connection with risk-mitigating hedging activities. Further, the Volcker Rule prohibited a banking entity from having an ownership interest in, or certain relationships with, a hedge fund or private equity fund, also known as “covered funds,” subject to a number of exceptions.

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

Cybersecurity

In March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish several lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing Internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the financial institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the financial institution or its critical service providers fall victim to this type of cybersecurity-attack. If First Financial fails to observe the regulatory guidance, it could be subject to various regulatory sanctions, including financial penalties.

In February 2018, the SEC published interpretive guidance to assist public companies in preparing disclosures about cybersecurity risks and incidents. These SEC guidelines, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal banking law and regulations.

In November 2021, the FDIC, the OCC and the Federal Reserve Board issued a final rule that became effective in May 2022 requiring banking organizations that experience a computer-security incident to notify certain entities. A computer-security incident occurs when there is a violation or imminent threat of a violation to banking security policies and procedures, or when actual or potential harm to the confidentiality, integrity, or availability of an information system or the information occurs. The affected bank must notify its respective federal regulator of the computer-security incident as soon as possible and no later than 36 hours after the bank determines a computer-security incident that rises to the level of a notification incident has occurred. These notifications are intended to promote early awareness of threats to banking organizations and will help banks react to those threats before they manifest into larger incidents. This rule also requires bank service providers to notify their customers of a computer-security incident that has caused, or is reasonably likely to cause, a material service disruption or degradation for four or more hours.

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

In the ordinary course of business, First Financial relies on electronic communications and information systems to conduct its operations and to store sensitive data. First Financial employs an in-depth, layered, defensive approach that leverages people, processes, encryption and multi-factor authentication technology to manage and maintain cybersecurity controls. First Financial utilizes a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as report on any suspected advanced persistent threats. Notwithstanding the strength of First Financial’s defensive measures, the threat from cybersecurity-attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. First Financial’s systems and those of its customers and third-party service providers are under constant threat and it is possible that First Financial could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, in addition to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers.

Patriot Act

A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. In response to the terrorist events of September 11, 2001, the Uniting and Strengthening of America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the Patriot Act) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties, and expanding the extra-territorial jurisdiction of the United States. The Patriot Act gives the United States government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. Title III of the Patriot Act encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions. Among other requirements, Title III and related regulations require regulated financial institutions to establish a program specifying procedures for obtaining identifying information from customers seeking to open new accounts and establish enhanced due diligence policies, procedures and controls designed to detect and report suspicious activity. The Bank has established policies and procedures that it considers to be in compliance with the requirements of the Patriot Act.

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

First Financial’s success depends, in part, on economic and political conditions, local and national, as well as governmental fiscal and monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy and other factors beyond First Financial’s control may affect its deposit levels and composition, demand for loans, the ability of borrowers to repay their loans and the value of the collateral securing the loans it makes. Economic turmoil in different regions of the world affect the economy and stock prices in the United States, which can affect First Financial’s earnings and capital and the ability of its customers to repay loans. For example, on February 24, 2022, Russian military forces invaded Ukraine, and sustained conflict and disruption in the region have occurred and remain likely. Although the length, impact, and outcome of the ongoing war in Ukraine is highly unpredictable, this conflict has resulted, and could continue to result, in market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences, as well as increases in cyberattacks and espionage. The extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time.

Due to First Financial's volume of real estate loans, declining real estate values, especially in light of rising interest rates, could affect the value of property used as collateral as well as First Financial’s ability to sell the collateral upon foreclosure.

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

Given the nature of our business, and the fact that most of our assets and liabilities are financial in nature, we tend to be sensitive to market interest rate movements and the performance of the financial markets. Our primary source of income is net interest income, which is the difference between the interest income generated by our interest-earning assets (consisting primarily of loans and, to a lesser extent, securities) and the interest expense generated by our interest-bearing liabilities. Prevailing economic conditions, fiscal and monetary policies and the policies of various regulatory agencies all affect market rates of interest and the availability and cost of credit, which, in turn, significantly affect financial institutions’ net interest income. If the interest we pay on deposits and other borrowings increases at a faster rate than increases in the interest we receive on loans and investments, net interest income, and, therefore, our earnings, could be affected. Earnings and capital levels could also be affected if the interest we receive on loans and other investments falls more quickly than the interest we pay on deposits and other borrowings.

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

Although we have implemented procedures we believe will reduce the potential effects of changes in interest rates on our results of operations, these procedures may not always be successful. In addition, any substantial or prolonged change in market interest rates could affect our financial condition, results of operations and liquidity. During 2022, the target fed funds rate increased by 425 basis points. Because the First Financial balance sheet is asset sensitive, these interest rate increases resulted in $67.0 million of incremental net income in 2022. Additional increases are projected for 2023, although it is not clear how much longer, or by how much, rates will rise.

We may be impacted by the transition from LIBOR as a reference rate.

The London Interbank Offered Rate (LIBOR) has been used extensively in the United States and globally as a benchmark for various commercial and financial contracts, including adjustable rate mortgages, corporate debt, interest rate swaps and other derivative financial instruments. LIBOR is set based on interest rate information reported by certain banks, which are set to stop reporting such information after June 30, 2023. In the United States, the Alternative Reference Rate Committee (ARRC) has endorsed the use of a Secured Overnight Funding Rate (SOFR) as the set of alternative United States dollar reference interest rates. SOFR is different from LIBOR in that it is a backward looking secured rate rather than a forward looking unsecured rate.

These differences could lead to a greater disconnect between our costs to raise funds for SOFR as compared to LIBOR. For cash products and loans, ARRC has also recognized Term SOFR, which is a forward looking SOFR based on SOFR futures and may in part reduce differences between SOFR and LIBOR. There are operational issues which may create a delay in the transition to SOFR or other substitute indices, leading to uncertainty across the industry.

First Financial has established a working group to manage the LIBOR transition process. The working group has identified all LIBOR-related contracts and determined which will require amended language to incorporate a substitute reference rate. The working group has also developed and implemented flexible language regarding reference rates for all new loan products and agreements. First Financial ceased originating any loans that reference LIBOR at the beginning of 2022 and is in the process of amending all existing loan documents that reference LIBOR as the index rate to allow for the substitution of Term SOFR or another reference rate and does not anticipate any material issues with transitioning away from LIBOR by June 30, 2023.

Declining values of real estate, increases in unemployment, insurance market disruptions and the related effects on local economies may increase our credit losses, which could negatively affect our financial results.

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Many of our loans are secured by real estate (both residential and commercial) within our market area. A major change in the real estate market, such as deterioration in the value of collateral, or in the local or national economy, could affect our customers' ability to pay these loans, which in turn could impact our results of operations and financial condition. Additionally, increases in unemployment also may affect the ability of certain clients to repay loans and the financial results of commercial clients in localities with higher unemployment, may result in loan defaults and foreclosures and may impair the value of our collateral. This is especially relevant in light of the sustained inflation and rising interest rates experienced in 2022. Loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by monitoring carefully our extensions of credit. Additionally, a concentration of natural disasters or a significant disruption in the insurance market could impact the risk relating to our insurance lending business. We cannot fully eliminate credit risk, and as a result, credit losses may increase in the future.

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

The economic impact of COVID-19 or any other pandemic could adversely affect our business, financial condition, liquidity, and results of operations.

COVID-19 has negatively impacted global, national and local economies, disrupted global supply chains, created significant volatility and disruption in financial markets. The extent to which COVID-19 will continue to impact our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted. As of December 31, 2022, we hold and service PPP loans. In the event there was a deficiency in the manner in which we originated, funded or serviced PPP loans, the SBA may deny its liability under the guaranty for the PPP Loans, reduce the amount of the guaranty, or, if the SBA has already paid under the guaranty, seek recovery of any loss related to the deficiency.

Risks Related to Our Business

When we loan money, commit to loan money or enter into a letter of credit or other contract with a counterparty, we incur credit risk, or the risk of loss if our borrowers do not repay their loans or our counterparties fail to perform according to the terms of their contracts.

Since lending is one of our primary business activities, the credit quality of our portfolio can have a significant impact on our earnings. We estimate and establish reserves for credit risks we reasonably expect to occur over the expected life of our loan portfolio. This process, which is critical to our financial results and condition, requires difficult, subjective and complex judgments, including reviews of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans. As is the case with any such assessments, there is always the chance that we will fail to identify the proper factors or that we will fail to accurately estimate the impacts of factors that we identify. In addition, large loans, letters of credit and contracts with individual counterparties in our portfolio magnify the credit risk that we face, as the impact of large borrowers and counterparties not repaying their loans or performing according to the terms of their contracts has a disproportionately significant impact on our credit losses and reserves.

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

We maintain an allowance for credit losses that we believe is a reasonable estimate of the expected losses over the expected life of the loan portfolio based on a CECL model. We believe that our allowance for credit losses is maintained at a level adequate to absorb expected losses over the life of the loans in the loan portfolio as of the corresponding balance sheet date. However, our allowance for credit losses may not be sufficient to cover actual credit losses, and future provision for credit losses could materially affect our operating results. The accounting measurements related to the allowance for credit losses require significant estimates which are subject to uncertainty and change related to new information and changing circumstances. Management estimates the allowance using relevant available information from both internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience paired with economic forecasts provide the basis for the quantitatively modeled estimation of expected credit losses. First Financial adjusts its quantitative model, as necessary, to reflect conditions not already considered by such model. Our estimates of the risk of loss and amount of loss on any loan are complicated by the significant uncertainties surrounding our borrowers’ abilities to successfully execute their business models through changing economic environments, competitive challenges and other factors. Because of the degree of uncertainty and susceptibility of these factors to change, our actual losses may vary from our current estimates.

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

We adopted CECL in the first quarter of 2020, including the regulatory phase-in. CECL implementation poses operational risk, including the failure to properly transition internal processes or systems, which could lead to errors, financial misstatements or operational losses. As a result of CECL, our financial results may be negatively affected as soon as weak or deteriorating economic conditions are forecasted and alter our expectations for credit losses. In 2021, we were able to reverse previous provision expense of $19.0 million as the credit conditions related to COVID-19 were not as significant as originally anticipated. In 2022, we recorded $6.7 million of provision expense as our loan portfolio grew and the overall duration of the portfolio extended due to rising interest rates. Depending upon future COVID-19 variants and circumstances, as well as broader macroeconomic shifts, we may incur significant provision expense for credit losses in future periods.

Projections for new business initiatives and strategies may prove inaccurate.

The introduction, implementation, withdrawal, success and timing of business initiatives and strategies, including, but not limited to, the opening of new banking centers or entering into new product lines, may be less successful or may be different than anticipated, which could affect our business. The Bank makes certain projections and develops plans and strategies for its banking and financial products. If we do not accurately determine demand for our banking and financial products, it could result in us incurring significant expenses without the anticipated increases in revenue, which could result in a material effect on the Bank’s business and/or capital.

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

Competition in the financial services industry is intense and could result in our losing business and/or key personnel or experiencing reduced margins.

We operate in a highly competitive industry that could become even more competitive as a result of legislative, regulatory and technological changes, and continued consolidation. We face aggressive competition from other domestic and foreign lending institutions as well as from numerous other providers of financial services. The ability of non-banking financial institutions to provide services previously limited to commercial banks has intensified competition. Because non-banking financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures. Securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. These developments may significantly change the competitive environment in which we conduct business. Some of our competitors have greater financial resources and/or face fewer regulatory constraints, such as Financial Technology Companies, or FinTechs. Credit unions that compete with us have regulatory and other advantages that allow them to price products and services more competitively. As a result of these various sources of competition, we could lose loan, deposit, or other types of business to competitors or be forced to price products and services on less advantageous terms to retain or attract clients, either of which could affect our profitability.

The principal bases for competition are pricing (including the interest rates charged on loans or paid on interest bearing deposits), product structure, the range of products and services offered, and the quality of customer service (including convenience and responsiveness to customer needs and concerns). The ability to access and use technology is an increasingly important competitive factor in the financial services industry, and it is a critically important component to customer satisfaction as it affects our ability to deliver the right products and services. For example, digital or cryptocurrencies, blockchain, and other FinTech technologies that are designed to enhance transactional security have the potential to disrupt the financial industry, change the way banks do business, and reduce the need for banks as financial deposit-keepers and intermediaries.

Another increasingly competitive factor in the financial services industry is the competition to attract and retain talented employees across many of our business and support areas, many of whom are key to executing our strategic plan and to maintaining relationships with the customers and communities they serve. This competition could lead to adverse effects on our business, financial condition, or operating results and could also cause us to not pursue certain business opportunities.

Failure to adequately address the competitive pressures we face could make it harder for us to attract and retain customers across our businesses. Similarly, meeting these competitive pressures could require us to incur significant additional expense, to reevaluate the number of branches through which we serve our customers, or to accept risk beyond what we would otherwise view as desirable under the circumstances. In addition, in our interest rate sensitive business, pressure to increase rates on deposits or decrease rates on loans could reduce our net interest margin with a resulting negative impact on our net interest income.

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

At December 31, 2022, we had $3.2 billion in assets under management. A sharp decline or heightened volatility in the stock market could negatively impact the value of investments held by the bank's wealth management clients, which in turn impacts the amount of assets under management and subjects our earnings to additional risks and uncertainties. As our wealth management business grows, we may also face operational risk resulting from inadequate or failed internal processes, systems or errors, and regulatory risk, which could result in penalties or restrictions due to non-compliance with laws and regulations.

Our foreign exchange business is largely dependent upon a small number of large clients and market volatility.

In August 2019, First Financial acquired Bannockburn, which is engaged in various foreign exchange market activities. Bannockburn’s business model relies, to some extent, upon a small number of large clients engaged in foreign currency transactions. The loss of one or more of these large clients would adversely affect the revenue derived from Bannockburn. Additionally, foreign currency transactions historically increase as market volatility increases. Sustained periods of stability in global financial markets could adversely affect Bannockburn’s revenue. Other risks and uncertainties related to our foreign exchange business include the risk that foreign exchange rates may move in an unfavorable direction, leading to losses for the bank; the risk that a client may default on its payment obligations, resulting in losses for the bank; the risk that our systems for managing foreign exchange market activities could be inadequate or fail as a result of processes, systems or human error; and the risk of regulatory penalties or restrictions due to non-compliance with laws and regulations related to foreign exchange transactions. Our foreign exchange business is also susceptible to the risk that political events or changes in government policies could negatively impact the bank's matched book business.

Negative public opinion could damage our reputation and impact business operations and revenues.

As a financial institution, our earnings and capital are subject to risks associated with negative public opinion. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices, the failure of any of our products or services to meet our clients’ expectations or applicable regulatory requirements, corporate governance and acquisitions, social media and other marketing activities, and the implementation of environmental, social and governance practices or actions taken by government regulators and community organizations in response to any of the foregoing. Negative public opinion could affect our ability to attract and/or retain clients, could expose us to litigation and regulatory action, and could have a material adverse effect on our stock price or result in heightened volatility. Negative public opinion could also affect our ability to borrow funds in the unsecured wholesale debt markets.

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

We are exposed to many types of operational risk, including the risk of fraud by employees and outsiders, clerical and record-keeping errors, and computer/telecommunications systems malfunctions. Our business is dependent on our ability to process a large number of increasingly complex transactions. If any of our financial, accounting or other data processing systems fail or have other significant shortcomings, we could be affected. We depend on internal systems and outsourced technology to support these data storage and processing operations. Our inability to use or access these information systems at critical points in time could unfavorably impact the timeliness and efficiency of our business operations. In recent years, some banks have experienced denial of service attacks in which individuals or organizations flood the bank's website with extraordinarily high volumes of traffic, with the goal and effect of disrupting the ability of the bank to process transactions.

Additionally, we could be affected if one of our employees or a third-party service provider causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems. We are also at risk of an impact on our systems and operations from natural disasters, terrorism, and international hostilities. Such events can also impact power or communications systems operated by others on which we rely.

Misconduct by employees could include fraudulent, improper, or unauthorized activities on behalf of clients or improper use of confidential information. We may not be able to prevent employee or third-party errors or misconduct, and the precautions we take to detect this type of activity might not be effective in all cases. Employee errors or misconduct could subject us to civil claims for negligence or regulatory enforcement actions, including fines and restrictions on our business.

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

As part of our business, we collect, process, and retain sensitive and confidential client and customer information on behalf of our subsidiaries and other third parties. Despite the security measures we have in place, our facilities and systems, and those of our third-party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, malware, ransomware, theft of information, misplaced or lost data, programming and/or human errors, or other similar events. If information security is breached, information can be lost or misappropriated, resulting in financial loss or costs to us or damages to others. Our systems can be rendered inoperable, resulting in our inability to provide service to our customers. Any security breach involving the misappropriation, loss, destruction or unauthorized disclosure of confidential customer information, whether by us or by our vendors, could severely damage our reputation, expose us to the risk of litigation and liability, disrupt our operations and have a material effect on our business.

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

We are a separate and distinct legal entity from our subsidiaries, notably the Bank. We receive substantially all of our revenue from dividends from our subsidiaries. These dividends are the principal source of funds to pay dividends on our common shares and interest and principal on outstanding debt. Various federal and/or state laws and regulations limit or restrict the amount of dividends that the Bank and certain of our non-bank subsidiaries may pay us. Additionally, if our subsidiaries’ earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, we may not be able to make dividend payments to our common shareholders. As of December 31, 2022, the Bank had $219.3 million available to pay dividends to First Financial without prior regulatory approval.

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

As of December 31, 2022, we had indebtedness of $1.6 billion.

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

Numerous facts and circumstances are considered when evaluating the carrying value of our goodwill. One of those considerations is our market capitalization, which is evaluated over a reasonable period of time and compared to the aggregate estimated fair value of the reporting unit. While this comparison provides some relative market information regarding the estimated fair value of our reporting unit, it is not determinative and needs to be evaluated in the context of the current economic and political environment. However, significant and/or sustained declines in First Financial’s market capitalization, especially in relation to First Financial’s book value, could be an indication of potential impairment of goodwill.

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

We may acquire other financial institutions, or branches or assets of other financial institutions, in the future. We may also open new branches and enter into new lines of business or offer new products or services. Any such expansion of our business will involve a number of expenses and risks, which may include:

•the time and expense associated with identifying and evaluating potential expansions;
•the potential inaccuracy of estimates and judgments used to evaluate credit, operations, management and market risk with respect to the target company;
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

Accounting policies and processes are fundamental to how we record and report our financial condition and results of operations. Management must exercise judgment in selecting and applying many of these accounting policies and processes so they comply with GAAP in the United States.

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

See the “Critical Accounting Estimates” in the Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1- Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements, in our 2022 Annual Report to Shareholders (included within Exhibit 13 to this Form 10-K) for more information.

Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition.

From time to time, the FASB, SEC and other regulatory agencies change the financial accounting and reporting guidance that governs the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in us restating prior period financial statements.

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

First Financial and its subsidiaries are subject to the supervision and regulation of various state and federal regulators, including the Federal Reserve Board, the FDIC, the SEC, the CFPB, the Financial Industry Regulatory Authority, and the ODFI. As such, we are subject to a wide variety of laws and regulations. As part of their supervisory process, which includes periodic examinations and continuous monitoring, the regulators have the authority to impose restrictions or conditions on our activities and the manner in which we operate our business. These actions could impact the Company and the Bank in a variety of ways, including subjecting us to fines, restricting our ability to pay dividends, precluding mergers or acquisitions, limiting our ability to offer certain products or services, or imposing additional capital, operating, or oversight requirements. Additionally, actions by regulatory agencies against us could cause us to devote significant time and resources to defending our business and may lead to penalties that materially affect us and our shareholders. Even the reduction of regulatory restrictions could have an adverse effect on us and our shareholders if such lessening of restrictions increases competition within our industry or our market area.

Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.

Financial institutions are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social and governance (ESG) practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. Increased ESG-related compliance costs for us as well as among our third-party suppliers, vendors and various other parties within our supply chain could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, access to capital, and the price of our common shares.

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

The Federal Reserve Board regulates the supply of money and credit in the United States. Its policies determine in large part the cost of funds for lending and investing and the returns earned on those loans and investments, both of which affect the net interest margin. The resultant changes in interest rates can also materially affect the value of certain financial assets we hold, such as debt securities. For example, in 2022, the Federal Reserve Open Markets Committee increased the target fed funds rate by 425 basis points resulting in the Bank's net interest margin on a fully tax equivalent basis increasing from 3.31% to 3.77% comprised of a 71 basis point increase in earning asset yields and a 36 basis point increase in total cost of interest-bearing liabilities. At the same time, accumulated other comprehensive loss increased from $0.4 million in 2021 to $358.7 million in 2022, driven by a decline in the valuation of available for sale securities. The policies of the Federal Reserve Board can adversely affect borrowers, and increase default risk on their loans. Changes in Federal Reserve Board policies are beyond our control and difficult to predict; consequently, the impact of these changes on our activities and results of operations is difficult to predict.

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

Item 1B.  Unresolved Staff Comments.
None.

Item 2.  Properties.
At December 31, 2022, the Company operated 132 full service banking centers, 29 of which are leased facilities.  Our core banking operating markets are located within the four state region of Ohio, Indiana, Kentucky and Illinois. First Financial's executive office is a leased facility located in Cincinnati, Ohio and we operate 59 banking centers in Ohio, three banking centers in Illinois, 58 banking centers in Indiana and 12 banking centers in Kentucky. In addition, we operate our Commercial Finance division, responsible for our insurance lending business and franchise lending business, from a non-banking center location in Indiana.

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

Supplemental Item. Information About Our Executive Officers.

The following table sets forth information concerning the executive officers of First Financial as of February 23, 2023. The executive officers perform policy-making functions for First Financial. The officers are elected annually at the organizational meeting of the board of directors and serve until the next organizational meeting, or until their successors are elected and duly qualified.

	Position with First Financial Bancorp	Age
Archie M. Brown	President and Chief Executive Officer	62

James M. Anderson	EVP, Chief Financial Officer	51

Richard S. Dennen	EVP, Chief Corporate Banking Officer	56

John M. Gavigan	EVP, Chief Operating Officer	44

Karen B. Woods	EVP, General Counsel and Chief Administrative Officer	54

William R. Harrod	EVP, Chief Credit Officer	55

Amanda N. Neeley	EVP, Chief Consumer Banking and Strategy Officer	42

Gregory A. Harris	President, Yellow Cardinal Advisory Group	54

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

Richard S. Dennen - Rick Dennen became the Chief Corporate Banking Officer of First Financial in 2021, responsible for all commercial aspects of the Bank including business capital, investment real estate, treasury management and foreign exchange business. Mr. Dennen remains the CEO of First Commercial Finance, a division of First Financial Bank, which operates under two subsidiaries of the Bank, Oak Street Funding and First Franchise Capital Corporation, a role he has held since 2015. Oak Street Funding is a specialty finance company engaged in lending to insurance agencies, registered investment advisors, certified public accountants, energy and indirect auto financing companies. First Franchise Capital Corporation lends to restaurant franchises. Mr. Dennen is a certified public accountant.

John M. Gavigan - John Gavigan is the Executive Vice President, Chief Operating Officer for First Financial where he leads the Advanced Solutions and Digital Banking group, which includes Technology, Data Management, Operations, Customer Support, Program Management and Corporate Facilities.  Mr. Gavigan was appointed to his current role in late 2018, having previously served as Chief Administrative Officer for the majority of 2018 and Chief Financial Officer from 2014 through early 2018. He joined the Company in 2008 as Assistant Controller and also served as Corporate Controller from 2011 into 2014. Mr. Gavigan is a certified public accountant (inactive).

Karen B. Woods - Karen Woods serves as General Counsel and Chief Administrative Officer of First Financial. She joined First Financial in April 2018 following the merger of First Financial and MainSource and served as General Counsel and Chief Risk Officer from 201-2022. She previously served as Corporate Counsel and Chief Risk Officer of MainSource from January 2016 to April 2018. Prior to joining MainSource, Ms. Woods was a partner at Krieg DeVault LLP in Indianapolis, Indiana. Ms. Woods previously served as a judicial law clerk to the Honorable John G. Baker, Indiana Court of Appeals.

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

Amanda N. Neeley - Mandy Neeley is the Chief Consumer Banking and Strategy Officer of First Financial. Ms. Neeley is responsible for the launch and evolution of the First Financial brand, the introduction of the Premier Business Bank acquisition strategy, the advancement of sales and enterprise customer relationship management processes, and development of a formalized strategic planning program. Ms. Neeley has spent her entire career in banking with First Financial, beginning as a part-time teller during college and, after graduating in 2003, Marketing Coordinator. She has held the role of Chief Strategy Officer since 2016 and added the role of Chief Consumer Banking Officer in 2021.

Gregory A. Harris - Greg Harris serves as the president of Affluent Banking and Yellow Cardinal Advisory Group, a division of First Financial Bank. He is responsible for all aspects of the business line including sales, client experience, investment management, administration, compliance, and operations. Greg joined First Financial in 2009 and has over 32 years of experience in the financial services industry. Prior to joining First Financial, Greg served in various leadership capacities at Touchstone Investments, an institutional mutual fund management company and Fund Project Services, Inc., a financial services M&A integration firm he co-founded in 1998. He began his career at Fifth Third Bank as a product manager within the bank's Trust and Investment business.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)           Market information, holders, dividends

First Financial's common shares are listed on The NASDAQ Global Select Stock Market® under the symbol "FFBC." As of February 23, 2023, our common shares were held by approximately 3,810 shareholders of record, a number that does not include beneficial owners who hold shares in “street name,” or shareholders from previously acquired companies that have not exchanged their stock. At December 31, 2022, a total of 4,855 stock options and 1,229,346 shares of restricted stock were outstanding. Additional information about stock options, restricted stock and restricted stock units is included in Note 21 - Stock Options and Awards in the Notes to Consolidated Financial Statements in First Financial’s 2022 Annual Report to Shareholders and in Item 12 below.

The payment of future cash dividends is at the discretion of our Board of Directors and subject to a number of factors, including results of operations, general business conditions, growth, financial condition, regulatory limitation and other factors deemed relevant by the Board. Further, our ability to pay future cash dividends is subject to certain regulatory requirements and restrictions discussed in the Supervision and Regulation section in Item 1 above. For further information see Note 3 - Restrictions on Cash and Dividends in the Notes to Consolidated Financial Statements of First Financial's 2022 Annual Report to Shareholders (included as Exhibit 13 of this report), which is incorporated by reference in response to this item.

Stock Performance Graph

The stock performance graph contained in “Total Return to Shareholders” of First Financial's 2022 Annual Report to Shareholders (included as Exhibit 13 of this report), is incorporated herein by reference in response to this item.

(b)Unregistered Sales of Equity Securities and Use of Proceeds

None.

(c)Issuer Purchases of Equity Securities

In December 2018 the Board approved a stock repurchase plan pursuant to which the Company was authorized to repurchase up to 5,000,000 shares of common stock through December 31, 2020 (the 2018 Stock Repurchase Plan). On December 22, 2020, the Board announced that it had authorized a new, two-year stock repurchase plan (the 2020 Stock Repurchase Plan) that provided for the purchase of up to 5,000,000 additional shares of common stock of the Company. The 2020 Stock Repurchase Plan became effective January 1, 2021, upon the expiration of the 2018 Stock Repurchase Plan. The Board announced on January 27, 2022, that the 2020 Stock Repurchase Plan was terminated effective December 31, 2021, and replaced with a new plan effective January 1, 2022 (the 2022 Stock Repurchase Plan). The 2022 Stock Repurchase Plan authorizes the purchase of up to 5,000,000 shares of common stock and expires on December 31, 2023. The Company did not purchase any shares under the 2022 Stock Repurchase Plan in the fourth quarter of 2022.

Item 6.  [Reserved]

Item 7.  Management's Discussion and Analysis of Financial Condition and Results Of Operations.
The information contained in the Management’s Discussion and Analysis section (including certain forward looking statements) of First Financial’s 2022 Annual Report to Shareholders (included as Exhibit 13 of this report) is incorporated herein by reference in response to this item.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.
The information contained in the Market Risk section and in Table 18 - Market Risk Disclosure of the Management’s Discussion and Analysis section in First Financial's 2022 Annual Report to Shareholders (included as Exhibit 13 of this report), is incorporated herein by reference in response to this item.

Item 8.  Financial Statements and Supplementary Data.
The consolidated financial statements and the reports of our independent registered public accounting firm included in the Consolidated Financial Statements and the Notes to Consolidated Financial Statements in First Financial’s 2022 Annual Report to Shareholders (included as Exhibit 13 of this report), are incorporated herein by reference.

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.
Certain information concerning executive officers of First Financial has been supplied in the “Supplemental Item. Executive Officers of the Registrant” of this Form 10-K. Information appearing under “Election of Directors,” “Corporate Governance - Board Committees,” “Shareholder Nominations for Election to the Board” and "Delinquent Section 16(a) Reports" of First Financial's Definitive Proxy Statement with respect to the Annual Meeting of Shareholders to be held on May 23, 2023, and which is expected to be filed with the SEC, pursuant to Regulation 14A of the Exchange Act (First Financial’s Proxy Statement) within 120 days of the close of our fiscal year, is incorporated herein by reference in response to this item.

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

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2022 with respect to compensation plans under which our common shares may be issued:

Securities authorized for issuance under equity compensation plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c) (1)
Equity compensation plans approved by security holders	4,855	$9.86	2,956,475
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)The securities included in this column are available for issuance under the First Financial Bancorp. 2020 Stock Plan, which was approved by the shareholders at the 2020 Annual Meeting.

Item 13.  Certain Relationships and Related Transactions.
The information appearing in Note 15 - Related Parties Transactions in the Notes to Consolidated Financial Statements included in First Financial’s 2022 Annual Report to Shareholders (included as Exhibit 13 of this report) is incorporated herein by reference in response to this item.  The information appearing under the heading “Corporate Governance-Transactions with Related Parties” in First Financial’s Proxy Statement is incorporated herein by reference in response to this item.

Item 14.  Principal Accounting Fees and Services.
Information appearing under the heading “Independent Registered Public Accounting Firm Fees” in First Financial’s Proxy Statement is incorporated herein by reference in response to this item.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)    (1)    The consolidated financial statements (and report thereon) listed below are incorporated herein by reference from First Financial’s 2022 Annual Report to Shareholders (included as Exhibit 13 of this report) as noted:

Reports of Independent Registered Public Accounting Firm (PCAOB ID 173) - Incorporated by reference from First Financial's 2022 Annual Report

Consolidated Balance Sheets as of December 31, 2022 and 2021 - Incorporated by reference from First Financial’s 2022 Annual Report

Consolidated Statements of Income for years ended December 31, 2022, 2021 and 2020 - Incorporated by reference from First Financial’s 2022 Annual Report

Consolidated Statements of Comprehensive Income for years ended December 31, 2022, 2021 and 2020 - Incorporated by reference from First Financial’s 2022 Annual Report

Consolidated Statements of Changes in Shareholders' Equity for years ended December 31, 2022, 2021 and 2020 - Incorporated by reference from First Financial’s 2022 Annual Report

Consolidated Statements of Cash Flows for years ended December 31, 2022, 2021 and 2020 - Incorporated by reference from First Financial’s 2022 Annual Report

Notes to Consolidated Financial Statements - Incorporated by reference from First Financial’s 2022 Annual Report

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

10.32
Form of Agreement for Performance Stock Awards under the First Financial Bancorp. 2020 Stock Plan (filed as Exhibit 10.35 to the Registrant's Annual Report on Form 10-K for the year ended December 31,2020 and incorporated herein by reference) (File No. 001-34762).*

10.33
Severance and Change in Control Agreement between Richard Dennen and First Financial Bank dated September 21, 2021 (filed as Exhibit 10.33 to the Registrant's Annual Report on Form 10-K for the year ended December 31,2021 and incorporated herein by reference( (File No. 001-34762).*

10.34
Credit Agreement by and between First Financial Bancorp. and Stifel Bank & Trust dated as of December 29, 2021 (filed as Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2021 and incorporated herein by reference) (File No. 001-34762).*.

10.35
Pledge and Security Agreement by and between First Financial Bancorp. and Stifel Bank & Trust dated as of December 29, 2021 (filed as Exhibit 10.35 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2021 and incorporated herein by reference) (File No. 001-34762).*

13	Registrant's annual report to shareholders for the year ended December 31, 2022.
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

21	First Financial Bancorp. Subsidiaries.
23	Consent of Crowe LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.
101.1	Financial statements from the Annual Report on Form 10-K of the Company for the year ended December 31, 2022, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements, as blocks of text and in detail.**

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

FIRST FINANCIAL BANCORP.

By:	/s/ Archie M. Brown
Archie M. Brown, Director
President and Chief Executive Officer

Date	2/24/2023

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Archie M. Brown		/s/ James M. Anderson
Archie M. Brown, Director President and Chief Executive Officer		James M. Anderson, Executive Vice President and Chief Financial Officer

Date	2/24/2023	Date	2/24/2023

/s/ Claude E. Davis		/s/ Scott T. Crawley
Claude E. Davis, Director		Scott T. Crawley, Senior Vice President and Controller
Chairman of the Board		(Principal Accounting Officer)

Date	2/24/2023	Date	2/24/2023

/s/ William G. Barron		/s/ Vincent A. Berta
William G. Barron, Director		Vincent A. Berta, Director

Date	2/24/2023	Date	2/24/2023

/s/ Cynthia O. Booth		/s/ Corinne R. Finnerty
Cynthia O. Booth, Director		Corinne R. Finnerty, Director

Date	2/24/2023	Date	2/24/2023

/s/ Susan L. Knust		/s/ William J. Kramer
Susan L. Knust, Director		William J. Kramer, Director

Date	2/24/2023	Date	2/24/2023

/s/ Thomas M. O'Brien		/s/ Maribeth S. Rahe
Thomas M. O'Brien, Director		Maribeth S. Rahe, Director

Date	2/24/2023	Date	2/24/2023

/s/ Gary W. Warzala
Gary W. Warzala, Director

Date	2/24/2023