Form 10-Q
period 2023-03-31
FIRST FINANCIAL BANCORP /OH/
filed 2023-05-05
CIK 708955

Table of Content
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                           March 31, 2023

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
Yes  ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The registrant has one class of common stock (no par value) with 95,154,979 shares outstanding at May 4, 2023.

Table of Content
FIRST FINANCIAL BANCORP.

Table of Content
Glossary of Abbreviations and Acronyms

First Financial has identified the following list of abbreviations and acronyms that are used in the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

ABL	Asset backed lending	FRB	Federal Reserve Bank
ACL	Allowance for credit losses	FTE	Fully tax equivalent
AFS	Available-for-sale	GAAP	U.S. Generally Accepted Accounting Principles
Allowance	Collectively or individually, Allowance for credit losses	HTC	Historic tax credit
AOCI	Accumulated other comprehensive income	HTM	Held-to-maturity
ASC	Accounting standards codification	Insignificant	Less than $0.1 million
ASU	Accounting standards update	IRLC	Interest rate lock commitment
Bank	First Financial Bank	LGD	Loss given default
Basel III	Basel Committee regulatory capital reforms, Third Basel Accord	LIHTC	Low income housing tax credit
BGF or Bannockburn	Bannockburn Global Forex, LLC	MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
Bp/bps	Basis point(s)	MSFG	MainSource Financial Group, Inc.
BOLI	Bank owned life insurance	N/A	Not applicable
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	NII	Net interest income
CDs	Certificates of deposit	NMTC	New market tax credit
C&I	Commercial & industrial	OREO	Other real estate owned
CRE	Commercial real estate	PCA	Prompt corrective action
Company	First Financial Bancorp.	PCD	Purchased credit deteriorated
DDA	Demand deposit account	PPP	Paycheck Protection Program
Dodd-Frank	Dodd–Frank Wall Street Reform and Consumer Protection Act	R&S	Reasonable and Supportable
ERM	Enterprise risk management	ROU	Right-of-use
EVE	Economic value of equity	SAB	Staff Accounting Bulletin
Fair Value Topic	FASB ASC Topic 820, Fair Value Measurement	SEC	U.S. Securities and Exchange Commission
FASB	Financial Accounting Standards Board	SFG or Summit	Summit Funding Group, Inc.
FDIC	Federal Deposit Insurance Corporation	SOFR	Secured Overnight Financing Rate
FDM	Financial difficulty modification	Topic 842	FASB ASC Topic 842, Leasing
FHLB	Federal Home Loan Bank	TDR	Troubled debt restructuring
First Financial	First Financial Bancorp.	USD	United States dollars
Form 10-K	First Financial Bancorp. Annual Report on Form 10-K

Table of Content
PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Cash and due from banks	$199,835	$207,501
Interest-bearing deposits with other banks	305,465	388,182
Investment securities available-for-sale, at fair value (amortized cost $3,763,658 at March 31, 2023 and $3,827,418 at December 31, 2022)	3,384,949	3,409,648
Investment securities held-to-maturity (fair value $75,762 at March 31, 2023 and $76,485 at December 31, 2022)	83,070	84,021
Other investments	143,606	143,160
Loans held for sale, at fair value	9,280	7,918
Loans and leases
Commercial & industrial	3,449,289	3,410,272
Lease financing	273,898	236,124
Construction real estate	525,906	512,050
Commercial real estate	4,056,627	4,052,759
Residential real estate	1,145,069	1,092,265
Home equity	724,672	733,791
Installment	204,372	209,895
Credit card	53,552	51,815
Total loans and leases	10,433,385	10,298,971
Less: Allowance for credit losses	(141,591)	(132,977)
Net loans and leases	10,291,794	10,165,994
Premises and equipment	188,959	189,080
Operating leases	153,986	91,738
Goodwill	1,005,738	1,001,507
Other intangibles	91,169	93,919
Accrued interest and other assets	1,076,033	1,220,648
Total assets	$16,933,884	$17,003,316

Liabilities
Deposits
Interest-bearing demand	$2,761,811	$3,037,153
Savings	3,746,403	3,828,139
Time	2,336,368	1,700,705
Total interest-bearing deposits	8,844,582	8,565,997
Noninterest-bearing	3,830,102	4,135,180
Total deposits	12,674,684	12,701,177
FHLB short-term borrowings	1,089,400	1,130,000
Other short-term borrowings	128,160	157,156
Total short-term borrowings	1,217,560	1,287,156
Long-term debt	342,647	346,672
Total borrowed funds	1,560,207	1,633,828
Accrued interest and other liabilities	577,497	626,938
Total liabilities	14,812,388	14,961,943

Shareholders' equity
Common stock - no par value
Authorized - 160,000,000 shares; Issued - 104,281,794 shares at both March 31, 2023 and December 31, 2022	1,629,428	1,634,605
Retained earnings	1,016,893	968,237
Accumulated other comprehensive income (loss)	(328,059)	(358,663)
Treasury stock, at cost, 9,091,388 shares at March 31, 2023 and 9,390,695 shares at December 31, 2022	(196,766)	(202,806)
Total shareholders' equity	2,121,496	2,041,373
Total liabilities and shareholders' equity	$16,933,884	$17,003,316
See Notes to Consolidated Financial Statements.

Table of Content
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2023	2022
Interest income
Loans and leases, including fees	$169,706	$87,182
Investment securities
Taxable	31,867	22,096
Tax-exempt	3,464	4,431
Total interest on investment securities	35,331	26,527
Other earning assets	3,544	120
Total interest income	208,581	113,829
Interest expense
Deposits	31,456	2,623
Short-term borrowings	12,950	317
Long-term borrowings	4,857	4,544
Total interest expense	49,263	7,484
Net interest income	159,318	106,345
Provision for credit losses - loans and leases	8,644	(5,589)
Provision for credit losses - unfunded commitments	1,835	(226)
Net interest income after provision for credit losses	148,839	112,160
Noninterest income
Service charges on deposit accounts	6,514	7,729
Trust and wealth management fees	6,334	6,060
Bankcard income	3,592	3,337
Client derivative fees	1,005	803
Foreign exchange income	16,898	10,151
Leasing business income	13,664	6,076
Net gain from sales of loans	2,335	3,872
Net gain (loss) on sales of investment securities	(519)	3
Net gain (loss) on equity securities	640	(199)
Other	5,080	3,462
Total noninterest income	55,543	41,294
Noninterest expenses
Salaries and employee benefits	72,254	63,947
Net occupancy	5,685	5,746
Furniture and equipment	3,317	3,567
Data processing	9,020	8,264
Marketing	2,160	1,700
Communication	634	666
Professional services	1,946	2,159
State intangible tax	985	1,131
FDIC assessments	2,826	1,459
Intangible assets amortization	2,600	2,914
Leasing business expense	7,938	3,869
Other	7,328	7,383
Total noninterest expenses	116,693	102,805
Income before income taxes	87,689	50,649
Income tax (benefit) expense	17,286	9,348
Net income	$70,403	$41,301
Net earnings per common share - basic	$0.75	$0.44
Net earnings per common share - diluted	$0.74	$0.44
Average common shares outstanding - basic	93,732,532	93,383,932
Average common shares outstanding - diluted	94,960,158	94,263,925
See Notes to Consolidated Financial Statements.

Table of Content

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three months ended
	March 31,
	2023	2022
Net income	$70,403	$41,301
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on debt securities arising during the period	30,485	(142,401)
Change in retirement obligation	115	346
Unrealized gain (loss) on foreign currency exchange	4	11
Other comprehensive income (loss)	30,604	(142,044)
Comprehensive income (loss)	$101,007	$(100,743)

See Notes to Consolidated Financial Statements.

Table of Content
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Year-to-date
(Dollars in thousands except per share data)
(Unaudited)

	Common Stock		Retained	Accumulated other comprehensive	Treasury stock
	Shares	Amount	Earnings	income (loss)	Shares	Amount	Total
Balance at January 1, 2022	104,281,794	$1,640,358	$837,473	$(433)	(10,132,554)	$(218,456)	$2,258,942
Net income			41,301				41,301
Other comprehensive income (loss)				(142,044)			(142,044)
Cash dividends declared:
Common stock at $0.23 per share			(21,596)				(21,596)
Exercise of stock options, net of shares purchased		(160)			15,660	337	177
Restricted stock awards, net of forfeitures		(8,802)			286,596	5,960	(2,842)
Share-based compensation expense		3,507					3,507
Balance at March 31, 2022	104,281,794	$1,634,903	$857,178	$(142,477)	(9,830,298)	$(212,159)	$2,137,445
Balance at January 1, 2023	104,281,794	$1,634,605	$968,237	$(358,663)	(9,390,695)	$(202,806)	$2,041,373
Net income			70,403				70,403
Other comprehensive income (loss)				30,604			30,604
Cash dividends declared:
Common stock at $0.23 per share			(21,747)				(21,747)
Exercise of stock options, net of shares purchased		(41)			3,468	75	34
Restricted stock awards, net of forfeitures		(9,752)			295,839	5,965	(3,787)
Share-based compensation expense		4,616					4,616
Balance at March 31, 2023	104,281,794	$1,629,428	$1,016,893	$(328,059)	(9,091,388)	$(196,766)	$2,121,496

See Notes to Consolidated Financial Statements.

Table of Content
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three months ended
	March 31,
	2023	2022
Operating activities
Net income	$70,403	$41,301
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recapture of) credit losses	10,479	(5,815)
Depreciation and amortization	7,520	8,107
Stock-based compensation expense	4,616	3,507
Pension expense (income)	875	625
Net amortization (accretion) on investment securities	1,894	4,092
Net (gain) loss on sales of investment securities	519	(3)
Net (gain) loss from equity securities	(640)	199
Originations of loans held for sale	(42,174)	(98,958)
Net gains from sales of loans held for sale	(2,335)	(3,872)
Proceeds from sales of loans held for sale	41,926	113,939
Deferred income taxes	(8,844)	334
Amortization of operating leases	1,914	1,899
Payments for operating leases	(1,970)	(1,942)
Decrease (increase) cash surrender value of life insurance	(766)	(652)
Decrease (increase) in interest receivable	(1,866)	1,846
(Decrease) increase in interest payable	18,746	164
Decrease (increase) in other assets	145,295	52,590
(Decrease) increase in other liabilities	(73,386)	26,454
Net cash provided by (used in) operating activities	172,206	143,815

Investing activities
Proceeds from sales of securities available-for-sale	0	5,003
Proceeds from calls, paydowns and maturities of securities available-for-sale	89,066	232,267
Purchases of securities available-for-sale	(27,240)	(173,954)
Proceeds from calls, paydowns and maturities of securities held-to-maturity	1,009	5,906
Purchases of other investment securities	(306)	(11,799)
Proceeds from calls, paydowns and maturities of other securities	0	8
Net decrease (increase) in interest-bearing deposits with other banks	82,717	(12,336)
Net decrease (increase) in loans and leases	(133,223)	49,580
Proceeds from disposal of other real estate owned	0	98
Purchases of premises and equipment	(4,493)	(3,181)
Net change in operating leases	(62,248)	(12,085)
Net cash (paid for) acquired from acquisitions	(3,400)	0
Life insurance death benefits	627	3,316
Net cash provided by (used in) investing activities	(57,491)	82,823

Financing activities
Net (decrease) increase in total deposits	(26,493)	(53,046)
Net (decrease) increase in short-term borrowings	(69,596)	(111,203)
Payments on long-term debt	(4,215)	(30,183)
Cash dividends paid on common stock	(22,111)	(21,986)
Proceeds from exercise of stock options	34	177
Net cash provided by (used in) financing activities	(122,381)	(216,241)

Cash and due from banks
Change in cash and due from banks	(7,666)	10,397
Cash and due from banks at beginning of period	207,501	220,031
Cash and due from banks at end of period	$199,835	$230,428
	(continued on next page)
See Notes to Consolidated Financial Statements.

Table of Content
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(Unaudited)

	Three months ended
	March 31,
	2023	2022
Supplemental disclosures
Interest paid	$30,518	$7,321
Income taxes paid, net of refunds	$324	$170

Supplemental schedule for investing activities
Business combinations
Assets acquired, net of purchase consideration	$(3,290)	$1,028
Liabilities assumed	941	238
Goodwill	$4,231	$(790)

See Notes to Consolidated Financial Statements.

Table of Content
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
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

These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and accompanying notes necessary to constitute a complete set of financial statements required by GAAP and should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.  Management believes these unaudited consolidated financial statements reflect all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.  The Consolidated Balance Sheet as of December 31, 2022 has been derived from the audited financial statements in the Company’s 2022 Form 10-K.

Use of estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes.  Actual realized amounts could differ materially from these estimates.
NOTE 2:  ACCOUNTING STANDARDS RECENTLY ADOPTED OR ISSUED

Standards Adopted in 2023

In March, 2022, the FASB issued ASU 2022-02 - Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This standard eliminates the accounting guidance on TDRs for creditors in ASC 310-40 and amends the guidance on “vintage disclosures” to require disclosure of current period gross write-offs by year of origination. The ASU also updates the requirements related to accounting for credit losses under ASC 326 and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, for any entities that have adopted ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The adoption of this standard resulted in amended disclosures in the Company's Consolidated Financial Statements, but did not materially impact the Company's results of operations.

Standards Adopted in 2022

During the first quarter of 2022, the SEC issued SAB No. 121. This bulletin adds interpretive guidance on the accounting and disclosure of obligations to safeguard crypto assets held for platform users. This guidance was applicable no later than the financial statements covering the first interim or annual period ending after June 15, 2022. Management reviewed its business activities and determined SAB 121 was not impactful to the Company’s Consolidated Financial Statements as the Company did not safeguard crypto assets at the time of adoption or as of March 31, 2023.

Standards Issued But Not Yet Adopted

In March, 2023, the FASB issued ASU No. 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, that is intended to improve the accounting and disclosures for investments in tax credit structures. The ASU is a ratification of the FASB’s EITF consensus that was issued in December, 2022. The ASU allows reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits.

Table of Content
The amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and early adoption is permitted. First Financial is currently evaluating the impact of this update its Consolidated Financial Statements.

NOTE 3:  INVESTMENTS

For the three months ended March 31, 2023, there were no sales of AFS securities. For the three months ended March 31, 2022, there were $5.0 million of sales of AFS securities with insignificant gross realized gains and gross realized losses.

The following is a summary of HTM and AFS investment securities as of March 31, 2023:

	Held-to-maturity				Available-for-sale
(Dollars in thousands)	Amortized cost	Unrecognized gain	Unrecognized loss	Fair value	Amortized cost	Unrealized gain	Unrealized loss	Fair value
U.S. Treasuries	$0	$0	$0	$0	$37,319	$0	$(3,898)	$33,421
Securities of U.S. government agencies and corporations	0	0	0	0	80,728	0	(12,963)	67,765
Mortgage-backed securities - residential	0	0	0	0	734,761	624	(86,142)	649,243
Mortgage-backed securities - commercial	34,659	0	(3,981)	30,678	669,015	0	(44,121)	624,894
Collateralized mortgage obligations	9,030	0	(684)	8,346	524,394	121	(59,400)	465,115
Obligations of state and other political subdivisions	8,131	172	(186)	8,117	828,948	1,355	(111,128)	719,175
Asset-backed securities	0	0	0	0	746,463	179	(51,567)	695,075
Other securities	31,250	0	(2,629)	28,621	142,030	0	(11,769)	130,261
Total	$83,070	$172	$(7,480)	$75,762	$3,763,658	$2,279	$(380,988)	$3,384,949

The following is a summary of HTM and AFS investment securities as of December 31, 2022:

	Held-to-maturity				Available-for-sale
(Dollars in thousands)	Amortized cost	Unrecognized gain	Unrecognized loss	Fair value	Amortized cost	Unrealized gain	Unrealized loss	Fair value
U.S. Treasuries	$0	$0	$0	$0	$37,312	$0	$(4,616)	$32,696
Securities of U.S. government agencies and corporations	0	0	0	0	80,382	0	(13,914)	66,468
Mortgage-backed securities - residential	0	0	0	0	747,478	47	(97,462)	650,063
Mortgage-backed securities - commercial	35,363	0	(4,114)	31,249	676,934	2	(47,374)	629,562
Collateralized mortgage obligations	9,280	0	(827)	8,453	538,970	181	(61,439)	477,712
Obligations of state and other political subdivisions	8,128	105	(201)	8,032	832,066	565	(124,168)	708,463
Asset-backed securities	0	0	0	0	772,261	39	(60,975)	711,325
Other securities	31,250	0	(2,499)	28,751	142,015	0	(8,656)	133,359
Total	$84,021	$105	$(7,641)	$76,485	$3,827,418	$834	$(418,604)	$3,409,648

Table of Content
The following table provides a summary of investment securities by contractual maturity as of March 31, 2023, except for residential and commercial mortgage-backed securities, collateralized mortgage obligations and asset-backed securities, which are shown as single totals due to the unpredictability of the timing in principal repayments.

	Held-to-maturity		Available-for-sale
(Dollars in thousands)	Amortized cost	Fair value	Amortized cost	Fair value
By Contractual Maturity:
Due in one year or less	$0	$0	$8,119	$7,981
Due after one year through five years	2,607	2,720	99,178	93,713
Due after five years through ten years	34,951	32,381	293,272	258,231
Due after ten years	1,823	1,637	688,456	590,697
Mortgage-backed securities - residential	0	0	734,761	649,243
Mortgage-backed securities - commercial	34,659	30,678	669,015	624,894
Collateralized mortgage obligations	9,030	8,346	524,394	465,115
Asset-backed securities	0	0	746,463	695,075
Total	$83,070	$75,762	$3,763,658	$3,384,949

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

First Financial does not intend to sell, and it is not more likely than not that the Company will be required to sell, debt securities prior to maturity or recovery of the recorded value. Additionally, based on the Company's credit assessment of AFS securities in an unrealized loss position, the Company recorded no reserves for the periods ended March 31, 2023 or December 31, 2022.

As of March 31, 2023, the Company's investment securities portfolio consisted of 1,072 securities, of which 856 were in an unrealized loss position. As of December 31, 2022, the Company's investment securities portfolio consisted of 1,251 securities, of which 891 were in an unrealized loss position.

Primarily all of First Financial’s HTM debt securities are issued by U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. The remainder of the Company's HTM securities are non-agency collateralized mortgage obligations and obligations of state and other political subdivisions which currently carry ratings no lower than A+. There were no HTM securities on nonaccrual status or past due at March 31, 2023 or December 31, 2022.

Management measures expected credit losses on HTM debt securities on a collective basis by security type. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The Company did not record an ACL for these securities as of March 31, 2023 or December 31, 2022.

Table of Content
The following tables provide the fair value and gross unrealized losses of AFS investment securities in an unrealized loss position for which an ACL has not been recorded, aggregated by investment category and the length of time the individual securities have been in a continuous loss position:

	March 31, 2023
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. Treasuries	$2,397	$(34)	$31,024	$(3,864)	$33,421	$(3,898)
Securities of U.S. Government agencies and corporations	0	0	67,765	(12,963)	67,765	(12,963)
Mortgage-backed securities - residential	119,487	(3,998)	490,241	(82,144)	609,728	(86,142)
Mortgage-backed securities - commercial	84,064	(2,787)	540,830	(41,334)	624,894	(44,121)
Collateralized mortgage obligations	89,481	(3,484)	366,249	(55,916)	455,730	(59,400)
Obligations of state and other political subdivisions	65,220	(3,941)	537,923	(107,187)	603,143	(111,128)
Asset-backed securities	100,004	(2,838)	573,501	(48,729)	673,505	(51,567)
Other securities	48,558	(2,442)	81,569	(9,327)	130,127	(11,769)
Total	$509,211	$(19,524)	$2,689,102	$(361,464)	$3,198,313	$(380,988)

	December 31, 2022
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. Treasuries	$2,383	$(46)	$30,313	$(4,570)	$32,696	$(4,616)
Securities of U.S. Government agencies and corporations	0	0	66,468	(13,914)	66,468	(13,914)
Mortgage-backed securities - residential	195,972	(10,413)	443,415	(87,049)	639,387	(97,462)
Mortgage-backed securities - commercial	440,207	(18,823)	175,530	(28,551)	615,737	(47,374)
Collateralized mortgage obligations	199,138	(12,453)	269,242	(48,986)	468,380	(61,439)
Obligations of state and other political subdivisions	295,913	(31,196)	368,673	(92,972)	664,586	(124,168)
Asset-backed securities	250,946	(9,410)	422,090	(51,565)	673,036	(60,975)
Other securities	118,262	(6,865)	9,959	(1,791)	128,221	(8,656)
Total	$1,502,821	$(89,206)	$1,785,690	$(329,398)	$3,288,511	$(418,604)

Table of Content
The following tables provide the fair value and gross unrealized losses of HTM investment securities in an unrealized loss position for which an ACL has not been recorded, aggregated by investment category and the length of time the individual securities have been in a continuous loss position:

	March 31, 2023
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. Treasuries	$0	$0	$0	$0	$0	$0
Securities of U.S. Government agencies and corporations	0	0	0	0	0	0
Mortgage-backed securities - residential	0	0	0	0	0	0
Mortgage-backed securities - commercial	0	0	30,678	(3,981)	30,678	(3,981)
Collateralized mortgage obligations	0	0	8,346	(684)	8,346	(684)
Obligations of state and other political subdivisions	0	0	1,637	(186)	1,637	(186)
Asset-backed securities	0	0	0	0	0	0
Other securities	0	0	28,621	(2,629)	28,621	(2,629)
Total	$0	$0	$69,282	$(7,480)	$69,282	$(7,480)

	December 31, 2022
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. Treasuries	$0	$0	$0	$0	$0	$0
Securities of U.S. Government agencies and corporations	0	0	0	0	0	0
Mortgage-backed securities - residential	0	0	0	0	0	0
Mortgage-backed securities - commercial	17,656	(2,197)	13,593	(1,917)	31,249	(4,114)
Collateralized mortgage obligations	6,317	(606)	2,136	(221)	8,453	(827)
Obligations of state and other political subdivisions	5,160	(201)	0	0	5,160	(201)
Asset-backed securities	0	0	0	0	0	0
Other securities	7,082	(418)	21,670	(2,081)	28,752	(2,499)
Total	$36,215	$(3,422)	$37,399	$(4,219)	$73,614	$(7,641)

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

Table of Content

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

First Financial considers repayment performance to be the best indicator of credit quality for consumer loans. Consumer loans that have principal and interest payments that are past due by 90 days or more are generally classified as nonperforming. In 2022 and all years prior that are presented below, consumer loans that had been modified in a TDR were classified as nonperforming.

The following table sets forth the Company's loan portfolio at March 31, 2023 by risk attribute and origination date as well as current period gross chargeoffs:

(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Term Total	Revolving	Total
Commercial & industrial
Pass	$165,984	$869,449	$538,860	$336,469	$202,246	$290,318	$2,403,326	$928,212	$3,331,538
Special mention	198	13,090	4,198	3,901	10,194	2,217	33,798	13,855	47,653
Substandard	0	2,812	15,308	10,008	6,653	19,550	54,331	15,767	70,098
Doubtful	0	0	0	0	0	0	0	0	0
Total	$166,182	$885,351	$558,366	$350,378	$219,093	$312,085	$2,491,455	$957,834	$3,449,289
YTD Gross chargeoffs	$0	$22	$6	$0	$19	$683	$730	$0	$730
Lease financing
Pass	$29,221	$187,765	$23,349	$11,891	$10,465	$6,925	$269,616	$0	$269,616
Special mention	0	0	0	0	0	0	0	0	0
Substandard	0	4,107	0	0	158	17	4,282	0	4,282
Total	$29,221	$191,872	$23,349	$11,891	$10,623	$6,942	$273,898	$0	$273,898
YTD Gross chargeoffs	$0	$0	$13	$0	$0	$0	$13	$0	$13
Construction real estate
Pass	$8,249	$185,065	$209,847	$75,338	$6,177	$6,869	$491,545	$19,966	$511,511
Special mention	0	0	14,395	0	0	0	14,395	0	14,395
Substandard	0	0	0	0	0	0	0	0	0
Total	$8,249	$185,065	$224,242	$75,338	$6,177	$6,869	$505,940	$19,966	$525,906
YTD Gross chargeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial real estate - investor
Pass	$66,536	$665,650	$454,273	$300,956	$689,958	$742,866	$2,920,239	$28,390	$2,948,629
Special mention	0	0	13,060	17,134	9,229	51,437	90,860	295	91,155
Substandard	0	0	0	13,874	3,992	44,795	62,661	0	62,661
Doubtful	0	0	0	0	0	0	0	0	0

Table of Content

(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Term Total	Revolving	Total
Total	$66,536	$665,650	$467,333	$331,964	$703,179	$839,098	$3,073,760	$28,685	$3,102,445
YTD Gross chargeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial real estate - owner
Pass	$27,575	$167,222	$148,857	$159,185	$99,257	$308,493	$910,589	$9,974	$920,563
Special mention	0	578	11	1,136	870	14,113	16,708	0	16,708
Substandard	0	0	456	842	5,054	9,909	16,261	650	16,911
Total	$27,575	$167,800	$149,324	$161,163	$105,181	$332,515	$943,558	$10,624	$954,182
YTD Gross chargeoffs	$0	$0	$0	$0	$0	$66	$66	$0	$66
Residential real estate
Performing	$65,711	$336,483	$272,688	$201,737	$108,797	$145,008	$1,130,424	$0	$1,130,424
Nonperforming	0	499	1,277	2,135	2,743	7,991	14,645	0	14,645
Total	$65,711	$336,982	$273,965	$203,872	$111,540	$152,999	$1,145,069	$0	$1,145,069
YTD Gross chargeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Home equity
Performing	$4,421	$25,913	$32,296	$37,089	$11,365	$30,299	$141,383	$578,148	$719,531
Nonperforming	0	5	128	197	0	503	833	4,308	5,141
Total	$4,421	$25,918	$32,424	$37,286	$11,365	$30,802	$142,216	$582,456	$724,672
YTD Gross chargeoffs	$0	$0	$7	$0	$0	$84	$91	$0	$91
Installment
Performing	$3,282	$94,791	$34,611	$6,118	$3,141	$5,319	$147,262	$55,284	$202,546
Nonperforming	1	666	590	30	71	32	1,390	436	1,826
Total	$3,283	$95,457	$35,201	$6,148	$3,212	$5,351	$148,652	$55,720	$204,372
YTD Gross chargeoffs	$0	$710	$769	$33	$0	$12	$1,524	$0	$1,524
Credit cards
Performing	$0	$0	$0	$0	$0	$0	$0	$53,393	$53,393
Nonperforming	0	0	0	0	0	0	0	159	159
Total	$0	$0	$0	$0	$0	$0	$0	$53,552	$53,552
YTD Gross chargeoffs	$0	$0	$0	$0	$0	$0	$0	$217	$217

Table of Content
The following table sets forth the Company's loan portfolio at December 31, 2022 by risk attribute and origination date:

(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Term Total	Revolving	Total
Commercial & industrial
Pass	$879,836	$561,890	$348,123	$209,758	$112,282	$206,656	$2,318,545	$971,080	$3,289,625
Special mention	2,740	13,821	4,125	14,047	8,523	5,544	48,800	18,055	66,855
Substandard	2,335	5,176	11,886	8,016	3,331	13,812	44,556	9,236	53,792
Total	$884,911	$580,887	$364,134	$231,821	$124,136	$226,012	$2,411,901	$998,371	$3,410,272
Lease financing
Pass	$167,035	$25,638	$13,705	$12,797	$9,402	$2,930	$231,507	$0	$231,507
Special mention	0	0	70	0	0	0	70	0	70
Substandard	4,363	0	0	164	11	9	4,547	0	4,547
Total	$171,398	$25,638	$13,775	$12,961	$9,413	$2,939	$236,124	$0	$236,124
Construction real estate
Pass	$89,116	$276,639	$96,823	$4,902	$390	$353	$468,223	$23,266	$491,489
Special mention	0	14,395	0	0	6,166	0	20,561	0	20,561
Substandard	0	0	0	0	0	0	0	0	0
Total	$89,116	$291,034	$96,823	$4,902	$6,556	$353	$488,784	$23,266	$512,050
Commercial real estate - investor
Pass	$643,174	$470,085	$301,510	$719,699	$300,772	$508,639	$2,943,879	$26,153	$2,970,032
Special mention	0	13,090	23,111	9,297	26,079	13,804	85,381	861	86,242
Substandard	0	6,950	6	4,025	17,178	9,631	37,790	0	37,790
Total	$643,174	$490,125	$324,627	$733,021	$344,029	$532,074	$3,067,050	$27,014	$3,094,064
Commercial real estate - owner
Pass	$165,411	$155,041	$170,587	$101,137	$112,063	$211,377	$915,616	$11,125	$926,741
Special mention	0	0	0	1,479	0	14,040	15,519	0	15,519
Substandard	0	525	844	5,114	3,501	6,451	16,435	0	16,435
Doubtful	0	0	0	0	0	0	0	0	0
Total	$165,411	$155,566	$171,431	$107,730	$115,564	$231,868	$947,570	$11,125	$958,695
Residential real estate
Performing	$320,676	$274,816	$205,948	$110,745	$51,583	$114,642	$1,078,410	$0	$1,078,410
Nonperforming	414	1,615	1,286	2,554	1,755	6,231	13,855	0	13,855
Total	$321,090	$276,431	$207,234	$113,299	$53,338	$120,873	$1,092,265	$0	$1,092,265
Home equity
Performing	$26,411	$33,414	$38,226	$11,733	$8,051	$24,985	$142,820	$585,712	$728,532
Nonperforming	5	136	298	78	104	430	1,051	4,208	5,259
Total	$26,416	$33,550	$38,524	$11,811	$8,155	$25,415	$143,871	$589,920	$733,791
Installment
Performing	$100,256	$38,694	$7,244	$3,915	$2,861	$3,242	$156,212	$51,854	$208,066
Nonperforming	650	794	18	6	20	42	1,530	299	1,829
Total	$100,906	$39,488	$7,262	$3,921	$2,881	$3,284	$157,742	$52,153	$209,895
Credit cards
Performing	$0	$0	$0	$0	$0	$0	$0	$51,287	$51,287
Nonperforming	0	0	0	0	0	0	0	528	528
Total	$0	$0	$0	$0	$0	$0	$0	$51,815	$51,815
Grand Total	$2,402,422	$1,892,719	$1,223,810	$1,219,466	$664,072	$1,142,818	$8,545,307	$1,753,664	$10,298,971

Table of Content
Delinquency. Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the date of the scheduled payment.

Loan delinquency, including loans classified as nonaccrual, was as follows:

	As of March 31, 2023
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 89 days past due	Total past due	Current	Total	> 89 days past due and still accruing
Loans
Commercial & industrial	$2,604	$607	$540	$3,751	$3,445,538	$3,449,289	$0
Lease financing	20,776	1,446	101	22,323	251,575	273,898	0
Construction real estate	0	0	0	0	525,906	525,906	0
Commercial real estate-investor	18	5	0	23	3,102,422	3,102,445	0
Commercial real estate-owner	67	85	5,258	5,410	948,772	954,182	0
Residential real estate	3,341	1,639	2,610	7,590	1,137,479	1,145,069	0
Home equity	1,680	472	1,810	3,962	720,710	724,672	0
Installment	795	555	371	1,721	202,651	204,372	0
Credit card	175	122	160	457	53,095	53,552	159
Total	$29,456	$4,931	$10,850	$45,237	$10,388,148	$10,433,385	$159

	As of December 31, 2022
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 89 days past due	Total past due	Current	Total	> 89 days past due and still accruing
Loans
Commercial & industrial	$5,375	$72	$501	$5,948	$3,404,324	$3,410,272	$0
Lease financing	5,212	1,052	843	7,107	229,017	236,124	742
Construction real estate	0	0	0	0	512,050	512,050	0
Commercial real estate-investor	0	0	0	0	3,094,064	3,094,064	0
Commercial real estate-owner	26	5,216	44	5,286	953,409	958,695	0
Residential real estate	4,254	2,074	3,260	9,588	1,082,677	1,092,265	0
Home equity	1,725	729	1,209	3,663	730,128	733,791	0
Installment	874	490	414	1,778	208,117	209,895	0
Credit card	261	150	116	527	51,288	51,815	115
Total	$17,727	$9,783	$6,387	$33,897	$10,265,074	$10,298,971	$857

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

Financial Difficulty Modifications. Effective January 1, 2023, First Financial prospectively adopted ASU 2022-02 which eliminated the accounting for TDRs while establishing a new standard for the treatment of modifications made to borrowers experiencing financial difficulties, defined by First Financial as FDMs or Financial Difficulty Modifications. As such, effective with the adoption of the standard, the Company prospectively will not include FDMs in the calculation of nonperforming loans, nonperforming assets or classified assets. Prior period data, which included TDRs, has not been adjusted.

FDM might result when a borrower is in financial distress and may be in the form of principal forgiveness, an interest rate reduction, a term extension or an other-than-insignificant payment delay. In some cases, the Company might provide multiple types of modifications for a single loan. One type of modification, such as delay, may be granted initially. However, if the borrower continues to experience financial difficulty, another modification, such as term extension and/or interest rate reduction might be granted. Loans included in the "combination" column in the table that follows have more than one modification made to the same loan within the current reporting period. Additionally, modifications with a term extension or interest rate reduction

Table of Content
are intended to reduce the borrower’s monthly payment, while modifications with a payment delay, which typically allow borrowers to make monthly payments, interest only payments for a period of time, are structured to cure the payment defaults by making delinquent payments due at maturity. Payment deferrals may be up to one year and have minimal financial impact since the deferred payments are paid at maturity.

The following table provides the amortized cost basis of FDM as of March 31, 2023 by class of loan and type of modification:

	March 31, 2023
(Dollars in thousands)	Principal forgiveness	Payment delay	Term extension	Interest rate reduction	Combination: Term extension and interest rate reduction	Total	Percent of total class of loans
Residential real estate	$0	$725	$106	$0	$58	$889	0.08%
Home equity	0	0	0	0	15	15	0.00%
Total	$0	$725	$106	$0	$73	$904	0.08%

The following table provides the financial effect of FDM as of March 31, 2023:

	March 31, 2023
(Dollars in thousands)	Principal forgiveness	Weighted average interest rate reduction	Weighted average term extension
Residential real estate	$0	2.00%	11.6 years
Home equity	0	0.31%	22.6 years
Total	$0	1.66%	12.5 years

The Company has committed to lend no additional amounts to the borrowers experiencing financial difficulty. Additionally, there were no loan modifications made to borrowers experiencing financial difficulty during the quarter ended March 31, 2023, that subsequently defaulted.

The Company closely monitors the performance of FDM to understand the effectiveness of its modification efforts. The following table provides the performance of loans that have been modified since the January 1, 2023 adoption date of ASU 2022-02:

	Payment status as of
	March 31, 2023
(Dollars in thousands)	Current	30 – 59 days past due	60 – 89 days past due	> 89 days past due
Residential real estate	$889	$0	$0	$0
Home equity	15	0	0	0
Total	$904	$0	$0	$0

Nonperforming loans. Effective January 1, 2023, loans classified as nonaccrual are considered nonperforming. Prior to the adoption of ASU 2022-02, nonperforming loans included nonaccrual loans as well as TDRs.

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

Table of Content
The following table provides information on nonperforming loans:

	March 31, 2023			December 31, 2022
(Dollars in thousands)	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual
Nonaccrual loans (1)
Commercial & industrial	$9,748	$4,223	$13,971	$6,692	$1,550	$8,242
Lease financing	0	175	175	0	178	178
Construction real estate	0	0	0	0	0	0
Commercial real estate	0	5,362	5,362	5,216	570	5,786
Residential real estate	0	11,129	11,129	0	10,691	10,691
Home equity	0	3,399	3,399	0	3,123	3,123
Installment	0	544	544	0	603	603
Total nonaccrual loans	$9,748	$24,832	$34,580	$11,908	$16,715	$28,623
(1) Nonaccrual loans include nonaccrual TDRs of $10.0 million as of December 31, 2022.

	Three months ended
	March 31,
(Dollars in thousands)	2023	2022
Interest income effect on nonperforming loans
Gross amount of interest that would have been recorded under original terms	$716	$773
Interest included in income
Nonaccrual loans	308	290
Troubled debt restructurings	0	51
Total interest included in income	308	341
Net impact on interest income	$408	$432

Table of Content
A loan is considered to be collateral dependent when the borrower is experiencing financial difficulty and the repayment is expected to be provided substantially through the operation or sale of collateral. The following table presents the amortized cost basis of collateral dependent loans by class of loan.

	March 31, 2023
	Type of Collateral
(Dollar in thousands)	Business assets	Commercial real estate	Equipment	Land	Residential real estate	Other	Total
Class of loan
Commercial & industrial	$11,054	$0	$2,569	$0	$0	$348	$13,971
Lease financing	0	0	175	0	0	0	175
Commercial real estate-investor	0	5	0	0	20	0	25
Commercial real estate-owner	0	3,326	1,893	118	0	0	5,337
Residential real estate	0	0	0	0	11,129	0	11,129
Home equity	0	0	0	0	3,399	0	3,399
Installment	0	0	0	0	0	544	544
Total	$11,054	$3,331	$4,637	$118	$14,548	$892	$34,580

	December 31, 2022
	Type of Collateral
(Dollar in thousands)	Business assets	Commercial real estate	Equipment	Land	Residential real estate	Other	Total
Class of loan
Commercial & industrial	$8,205	$0	$0	$0	$0	$37	$8,242
Lease financing	0	0	178	0	0	0	178
Commercial real estate-investor	0	353	0	0	22	0	375
Commercial real estate-owner	0	3,399	1,893	119	0	0	5,411
Residential real estate	0	0	0	0	10,691	0	10,691
Home equity	0	0	0	0	3,123	0	3,123
Installment	0	0	0	0	0	603	603
Total	$8,205	$3,752	$2,071	$119	$13,836	$640	$28,623

Lease financing - Lessor. First Financial originates both sales-type and direct financing leases, and the Company manages and reviews lease residuals in accordance with its credit policies. Payments are generally fixed, however, in some agreements, lease payments may be indexed to a rate or index. Sales-type lease contracts contain the ability to purchase the underlying equipment at lease maturity and profit or loss is recognized at lease commencement.  Direct financing leases are generally three to five years in length and may be extended at maturity, however, early cancellation may result in a fee to the borrower.  For direct financing leases, the net unearned income is deferred and amortized over the life of the lease.

Table of Content
The components of the Company's net investments in direct financing and sales-type leases, which are included in Lease financing on the Consolidated Balance Sheets are as follows:

(Dollar in thousands)	March 31, 2023	December 31, 2022
Direct financing leases
Lease receivables	$31,978	$35,081
Unguaranteed residual values	14,387	16,058
Sales-type leases
Lease receivables	227,533	184,985
Unguaranteed residual values	0	0
Total net investment in direct financing and sales-type leases	$273,898	$236,124

Interest income for direct financing and sales-type leases was $4.9 million and $0.5 million for the three months ended March 31, 2023 and March 31, 2022, respectively.

The remaining maturities of lease receivables were as follows:

(Dollars in thousands)	Direct financing and Sales-type
Remainder of 2023	$51,984
2024	63,846
2025	56,909
2026	52,425
2027	29,928
Thereafter	41,426
Total lease payments	296,518
Less: unearned interest income	(37,007)
Net lease receivables	$259,511

OREO. OREO consists of properties acquired by the Company primarily through the loan foreclosure or repossession process, that results in partial or total satisfaction of problem loans.

Table of Content
Changes in OREO were as follows:

	Three months ended
	March 31,
(Dollars in thousands)	2023	2022
Balance at beginning of period	$191	$98
Additions
Commercial & industrial	0	0
Residential real estate	0	72
Total additions	0	72
Disposals
Commercial & industrial	0	(98)
Residential real estate	0	0
Total disposals	0	(98)
Valuation adjustment
Commercial & industrial	0	0
Residential real estate	0	0
Total valuation adjustment	0	0
Balance at end of period	$191	$72

NOTE 5:  ALLOWANCE FOR CREDIT LOSSES

Allowance for credit losses - loans and leases. The ACL is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. The ACL is increased by provision expense and decreased by charge-offs, net of recoveries of amounts previously charged-off. First Financial's policy is to charge-off all or a portion of a loan when, in management's opinion, it is unlikely to collect the principal amount owed in full either through payments from the borrower or a guarantor or from the liquidation of collateral. Similarly, upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. Cumulative recovery payments credited to the ACL for any loan do not exceed the amount charged-off. Accrued interest receivable on loans and leases, which totaled $49.1 million and $47.5 million as of March 31, 2023 and December 31, 2022, respectively, is excluded from the estimate of credit losses.

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

Table of Content
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

Home equity – Home equity lending includes both term loans and revolving lines of credit secured by a first or second lien on the borrower’s residence. Home equity lending underwriting considerations include the borrower's credit history as well as to debt-to-income and loan-to-value policy limits.

Table of Content
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

The Company utilized the Moody's March baseline forecast as its R&S forecast in the quantitative model. For reasonableness, the Company also considered the impact to the model from alternative, more adverse economic forecasts, slower prepayment speeds and increased default rates. These alternative analyses were utilized to inform the Company's qualitative adjustments. Additionally, First Financial considered its credit exposure to certain industries believed to be at risk for future credit stress, such as franchise, hotel and investor commercial real estate lending when making qualitative adjustments to the ACL model.

First Financial's ACL is influenced by loan volumes, risk rating migration or delinquency status, and other conditions impacting loss expectations, such as reasonable and supportable forecasts of economic conditions. For the three months ended March 31, 2023, the ACL increased from year end due to loan growth, slower prepayment speeds, and changes in economic forecasts.

Changes in the allowance by loan category were as follows:

	Three months ended March 31, 2023
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction real estate	Commercial real estate	Residential real estate	Home equity	Installment	Credit card	Total
Allowance for credit losses:
Beginning balance	$42,313	$3,571	$13,527	$41,106	$12,684	$12,447	$4,945	$2,384	$132,977
Provision for credit losses	4,213	391	119	(1,258)	2,786	944	1,218	231	8,644
Loans charged off	(730)	(13)	0	(66)	0	(91)	(1,524)	(217)	(2,641)
Recoveries	109	1	0	2,238	66	80	54	63	2,611
Total net charge-offs	(621)	(12)	0	2,172	66	(11)	(1,470)	(154)	(30)
Ending allowance for credit losses	$45,905	$3,950	$13,646	$42,020	$15,536	$13,380	$4,693	$2,461	$141,591

	Three months ended March 31, 2022
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction real estate	Commercial real estate	Residential real estate	Home equity	Installment	Credit card	Total
Allowance for credit losses:
Beginning balance	$44,052	$1,633	$11,874	$53,420	$6,225	$9,643	$1,097	$4,048	$131,992
Provision for credit losses	(3,803)	558	(464)	(2,130)	(141)	(211)	134	468	(5,589)
Loans charged off	(2,845)	(131)	0	0	(22)	(21)	(177)	(246)	(3,442)
Recoveries	379	33	0	222	90	265	21	159	1,169
Total net charge-offs	(2,466)	(98)	0	222	68	244	(156)	(87)	(2,273)
Ending allowance for credit losses	$37,783	$2,093	$11,410	$51,512	$6,152	$9,676	$1,075	$4,429	$124,130

Allowance for credit losses - unfunded commitments. First Financial estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is

Table of Content
unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life consistent with the Company's ACL methodology for loans and leases.

First Financial determined the adequacy of this reserve based upon an evaluation of the unfunded credit facilities, which included consideration of historical commitment utilization experience, credit risk ratings and historical loss rates, consistent with the Company's ACL methodology at the time.

The ACL on unfunded commitments was $20.2 million as of March 31, 2023 and $18.4 million as of December 31, 2022. Additionally, First Financial recorded a provision for credit losses on unfunded commitments of $1.8 million for the three months ended March 31, 2023. First Financial recorded provision recapture of $0.2 million for the three months ended March 31, 2022.

NOTE 6:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill. Assets and liabilities acquired in a business combination are recorded at their estimated fair values as of the acquisition date. The excess of the purchase price of the acquisition over the fair value of net assets acquired is recorded as goodwill.

Changes in the carrying amount of goodwill for the three months ended March 31, 2023 and March 31, 2022 were as follows:

	Three months ended
	March 31,
(Dollars in thousands)	2023	2022
Balance at beginning of period	$1,001,507	$1,000,749
Goodwill resulting from business combinations	4,231	(790)
Balance at end of period	$1,005,738	$999,959

In the first quarter of 2023, First Financial recorded $4.2 million of goodwill related to the acquisition of the assets of Brady Ware Capital. Brady Ware Capital specializes in buy-side and sell-side consulting services for mid-sized businesses. This acquisition is consistent with First Financial's approach of adding niche financial services to core banking capabilities and further expands our broad service offerings. The fair value measurements of Brady Ware assets and liabilities are subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values become available, and the measurement period ends in January 2024.

In the first quarter of 2022, First Financial recorded adjustments of $0.8 million to goodwill resulting from the acquisition of Summit Funding Group, Inc. First Financial recorded its final adjustments to goodwill related to the Summit acquisition in the fourth quarter of 2022.

Goodwill is evaluated for impairment on an annual basis as of October 1 of each year, or whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value. First Financial performed its most recent annual impairment test as of October 1, 2022 and no impairment was indicated. As of March 31, 2023, no events or changes in circumstances indicated that the fair value of the reporting unit was below its carrying value.

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

First Financial recorded a customer list intangible asset in conjunction with the Summit acquisition to account for the obligation or advantage on the part of either the Company or the customer to continue the pre-existing relationship subsequent to the merger. The customer list intangible asset is being amortized on a straight-line basis over its estimated useful life of 12 years and was $27.0 million and $27.6 million at March 31, 2023 and December 31, 2022, respectively. Additionally, First Financial recorded a customer list intangible asset in conjunction with the Bannockburn acquisition which is being amortized on a straight-line basis over its estimated useful life of 11 years and was $26.6 million and $27.5 million at March 31, 2023 and December 31, 2022, respectively.

Table of Content

Amortization expense recognized on other intangible assets for the three months ended March 31, 2023 and March 31, 2022 was $3.3 million and $3.7 million, which includes MSR amortization of $0.7 million and $0.8 million, respectively. MSR amortization is included in other noninterest income on the Consolidated Statements of Income.

Mortgage servicing rights represent the value of servicing fees First Financial expects to receive from the servicing responsibilities it retained when selling fixed and adjustable-rate residential mortgage loans. In those sales, First Financial retained servicing responsibilities and provided certain standard representations and warranties; however, the investors have no recourse to the Company’s other assets for failure of debtors to pay when due. First Financial receives servicing fees based on a percentage of the outstanding balance. When First Financial sells mortgage loans with servicing rights retained, these servicing rights are initially recorded at fair value. First Financial has selected the “amortization method” as permissible within U.S. GAAP, whereby the servicing rights capitalized are amortized in proportion to and over the period of estimated future servicing income with respect to the underlying loan. At the end of each reporting period, the carrying value of MSRs is assessed for impairment with a comparison to fair value. MSRs are carried at the lower of their amortized cost or fair value. The amortization of MSRs is included within other noninterest income in the Consolidated Statements of Income.

The gross carrying amount and accumulated amortization of other intangible assets at March 31, 2023 and December 31, 2022 were as follows:

(Dollars in thousands)	March 31, 2023		December 31, 2022
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Core deposit intangibles	$41,750	$(27,215)	$41,750	$(26,488)
Customer list	69,563	(15,981)	69,563	(14,457)
Other	10,960	(4,253)	14,079	(7,064)
Mortgage servicing rights	21,623	(5,278)	21,347	(4,811)
Total	$143,896	$(52,727)	$146,739	$(52,820)

NOTE 7:  LEASES - LESSEE

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. For contracts where First Financial is a lessee, substantially all of those agreements are for real estate property for branches, ATM locations and office space.

Substantially all of the company's leases are classified as operating leases. Under Topic 842, operating lease agreements are required to be recognized on the Consolidated Balance Sheets as an ROU asset and a corresponding lease liability. The Company's right to use an asset over the life of a lease is recorded as a ROU asset in Accrued interest and other assets on the Consolidated Balance Sheets and was $53.2 million and $54.3 million at March 31, 2023 and December 31, 2022, respectively. Certain adjustments to the ROU asset may be required for items such as initial direct costs paid or incentives received. First Financial recorded a $63.2 million and $64.5 million lease liability in Accrued interest and other liabilities on the Consolidated Balance Sheets at March 31, 2023 and December 31, 2022, respectively.

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

Table of Content
Certain leases provide for increases in future minimum annual rental payments as defined in the lease agreements and leases generally also include real estate taxes and common area maintenance charges in the annual rental payments.

The components of lease expense were as follows:

	Three months ended
	March 31,
(Dollars in thousands)	2023	2022
Operating lease cost	$1,914	$1,899
Short-term lease cost	0	3
Variable lease cost	758	739
Total operating lease cost	$2,672	$2,641

Future minimum commitments due under these lease agreements as of March 31, 2023 are as follows:

(Dollars in thousands)	Operating leases
2023 (remaining nine months)	$5,746
2024	7,359
2025	7,052
2026	6,782
2027	6,224
Thereafter	46,828
Total lease payments	79,991
Less imputed interest	(16,789)
Total	$63,202

The weighted average remaining lease term and discount rate for the Company's operating leases were as follows:

	March 31, 2023	December 31, 2022
Operating leases
Weighted-average remaining lease term	13.0 years	13.1 years
Weighted-average discount rate	3.30%	3.29%

Supplemental cash information at March 31, 2023 and 2022 related to leases was as follows:

	Three months ended
	March 31,
(Dollars in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,970	$1,942
ROU assets obtained in exchange for lease obligations
Operating leases	501	2,001

NOTE 8: OPERATING LEASES - LESSOR

First Financial provides financing for various types of equipment through a variety of leasing arrangements. Operating leases are carried at cost less accumulated depreciation in the Consolidated Balance Sheets. Operating leases were $154.0 million and $91.7 million at March 31, 2023 and December 31, 2022, respectively, net of accumulated depreciation of $42.2 million and $35.0 million at March 31, 2023 and December 31, 2022, respectively. The Company recorded lease income of $10.2 million and $4.7 million related to lease payments for operating leases in leasing business revenue in the Consolidated Statement of Income for the three months ended March 31, 2023 and 2022, respectively. Depreciation expense related to operating lease equipment was $7.9 million and $3.9 million for the three months ended March 31, 2023 and 2022, respectively.

Table of Content
First Financial performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. First Financial recognized no impairment losses associated with operating lease assets for the three months ended March 31, 2023 or 2022. Recognized impairment losses, if any, would be recorded in Leasing business income in the Consolidated Statements of Income.

The future lease payments receivable from operating leases as of March 31, 2023 are as follows:

(Dollars in thousands)	Undiscounted cash flows
2023 (remaining nine months)	$26,638
2024	30,263
2025	21,311
2026	13,299
2027	5,297
Thereafter	2,009
Total operating lease payments	$98,817

NOTE 9:  BORROWINGS

Short-term borrowings on the Consolidated Balance Sheets include repurchase agreements utilized for corporate sweep accounts with cash management account agreements in place, federal funds purchased, overnight advances from the FHLB and a short-term line of credit.

All repurchase agreements are subject to terms and conditions agreed to by the Bank and the client. To secure its liability to the client, the Bank is authorized to sell or repurchase U.S. Treasury, government agency and mortgage-backed securities. As of both March 31, 2023 and December 31, 2022, the Bank had no securities sold under agreements to repurchase.

First Financial had no federal funds purchased at March 31, 2023 or December 31, 2022, while the Company had $1.1 billion in short-term borrowings with the FHLB at both March 31, 2023 and December 31, 2022. These short-term borrowings are used to manage normal liquidity needs and support the Company's asset and liability management strategies. Additionally, at March 31, 2023 and December 31, 2022, other short-term borrowings included $128.2 million and $157.2 million, respectively, of collateral owed by counterparty banks to First Financial.

First Financial also has a $40.0 million short-term credit facility with an unaffiliated bank that matures in December, 2023, which is considered a short-term borrowing. This facility has a variable interest rate and provides First Financial additional liquidity, if needed, for various corporate activities including the repurchase of First Financial common stock and the payment of dividends to shareholders. As of both March 31, 2023 and December 31, 2022, First Financial had no outstanding balance. The credit agreement requires First Financial to comply with certain covenants including those related to asset quality and capital levels, and First Financial was in compliance with all covenants associated with this facility as of both March 31, 2023 and December 31, 2022. This credit facility also required First Financial to pledge as collateral the Bank's common stock where the lender is granted a security interest in this collateral.

The following is a summary of First Financial's short-term borrowings:

(Dollars in thousands)	March 31, 2023	December 31, 2022
FHLB short-term borrowings	$1,089,400	$1,130,000
Other short-term borrowings	128,160	157,156
Total short-term borrowings	$1,217,560	$1,287,156

First Financial had $342.6 million and $346.7 million of long-term debt as of March 31, 2023 and December 31, 2022 respectively, which included subordinated notes, capital lease liabilities and an interest free loan with a municipality.

Table of Content
The following is a summary of First Financial's long-term debt:

	March 31, 2023		December 31, 2022
(Dollars in thousands)	Amount	Average rate	Amount	Average rate
Subordinated notes	$313,820	5.52%	$313,705	5.48%
Unamortized debt issuance costs	(1,902)	N/A	(1,998)	N/A
Notes issued in conjunction with acquisition of property and equipment	28,277	4.42%	32,492	4.44%
Capital lease liability	1,677	3.83%	1,698	3.82%
Capital loan with municipality	775	0.00%	775	0.00%
Total long-term debt	$342,647	5.44%	$346,672	5.40%

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

In addition, First Financial acquired $49.5 million of variable rate subordinated notes in the MSFG merger that were issued to previously formed trusts in exchange for the trust proceeds. These notes were recorded at fair value at the date of the MSFG merger and the Consolidated Balance Sheets include $43.8 million and $43.7 million for these notes at March 31, 2023 and December 31, 2022, respectively. Interest on the acquired subordinated notes is payable quarterly, in arrears, and the Company has the option to defer interest payments for a period not to exceed 20 consecutive quarters. These acquired subordinated notes mature 30 years after the date of original issuance and may be called at par following the 5 year anniversary of issuance. Subordinated notes are treated as Tier 2 capital for regulatory capital purposes and are included in Long-term debt on the Consolidated Balance Sheets.

Additionally, long-term borrowings included $28.3 million and $32.5 million of term notes, both with and without recourse, with an average interest rate of 4.42% and 4.44% at March 31, 2023 and December 31, 2022, respectively. These term notes were used to finance equity investments in the purchase of equipment to be leased to customers.

NOTE 10:  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss).  The following table summarizes the changes within each classification of AOCI:

	Three months ended March 31, 2023
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Unrealized gain (loss) on debt securities	$39,617	$519	$39,098	$(8,613)	$30,485	$(325,925)	$30,485	$(295,440)
Retirement obligation	0	(150)	150	(35)	115	(32,023)	115	(31,908)
Foreign currency translation	4	0	4	0	4	(715)	4	(711)
Total	$39,621	$369	$39,252	$(8,648)	$30,604	$(358,663)	$30,604	$(328,059)

Table of Content

	Three months ended March 31, 2022
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Unrealized gain (loss) on debt securities	$(182,479)	$(3)	$(182,476)	$40,075	$(142,401)	$21,038	$(142,401)	$(121,363)
Retirement obligation	0	(325)	325	21	346	(20,846)	346	(20,500)
Foreign currency translation	11	0	11	0	11	(625)	11	(614)
Total	$(182,468)	$(328)	$(182,140)	$40,096	$(142,044)	$(433)	$(142,044)	$(142,477)

The following table presents the activity reclassified from accumulated other comprehensive income into income during the three month periods ended March 31, 2023 and 2022, respectively:

	Amount reclassified from accumulated other comprehensive income (loss)
	Three months ended
	March 31,
(Dollars in thousands)	2023	2022	Affected Line Item in the Consolidated Statements of Income
Realized gain (loss) on securities available-for-sale	$519	$(3)	Net gain (loss) on sales of investments securities
Defined benefit pension plan
Amortization of prior service cost (1)	0	75	Other noninterest expense
Recognized net actuarial loss (1)	(150)	(400)	Other noninterest expense
Defined benefit pension plan total	(150)	(325)
Total reclassifications for the period, before tax	$369	$(328)
(1) Included in the computation of net periodic pension cost (see Note 14 - Employee Benefit Plans for additional details).

Table of Content

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

At March 31, 2023, for the interest rate derivatives, the Company had a total counterparty notional amount outstanding of $2.2 billion, spread among six counterparties, with an estimated fair value of $107.7 million. At December 31, 2022, the Company had interest rate derivatives with a total counterparty notional amount outstanding of $2.2 billion, spread among six counterparties, with an estimated fair value of $145.8 million.

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

Foreign exchange contracts. First Financial may enter into foreign exchange derivative contracts for the benefit of commercial customers to hedge their exposure to foreign currency fluctuations. Similar to the hedging of interest rate risk from interest rate derivative contracts, First Financial also enters into foreign exchange contracts with major financial institutions to economically hedge a substantial portion of the exposure from client driven foreign exchange activity. These derivatives are classified as free-standing instruments with the revaluation gain or loss recorded in Foreign exchange income in the Consolidated Statements of Income. The Company has risk limits and internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits performed by independent risk management. At March 31, 2023, the Company had total counterparty notional amount outstanding of $7.9 billion spread among five counterparties, with an estimated fair value of $21.5 million. At December 31, 2022, the Company had total counterparty notional amounts outstanding of $7.7 billion spread among five counterparties, with an estimated fair value of $17.3 million.

In connection with its use of foreign exchange contracts, First Financial and its counterparties may be required to post cash collateral to offset the market position of the derivative instruments. First Financial maintains the right to offset these derivative positions with the collateral posted against them by or with the relevant counterparties.

Table of Content
The following table details the classification and amounts of client derivatives and foreign exchange contracts recognized in the Consolidated Balance Sheets:

		March 31, 2023			December 31, 2022
			Estimated fair value			Estimated fair value
(Dollars in thousands)	Balance sheet classification	Notional amount	Gain	Loss	Notional amount	Gain	Loss
Client derivatives - instruments associated with loans
Matched interest rate swaps with borrower	Accrued interest and other assets	$2,248,403	$10,458	$(114,269)	$2,206,351	$5,057	$(147,759)
Matched interest rate swaps with counterparty	Accrued interest and other liabilities	2,248,403	114,269	(10,458)	2,206,351	147,759	(5,057)
Foreign exchange contracts
Matched foreign exchange contracts with customers	Accrued interest and other assets	7,927,466	99,348	(77,863)	7,734,395	111,078	(93,804)
Match foreign exchange contracts with counterparty	Accrued interest and other liabilities	7,881,266	77,863	(99,348)	7,681,006	93,804	(111,078)
Total		$20,305,538	$301,938	$(301,938)	$19,828,103	$357,698	$(357,698)

The following table discloses the gross and net amounts of client derivatives and foreign exchange contracts recognized in the Consolidated Balance Sheets:

	March 31, 2023			December 31, 2022
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Consolidated Balance Sheets	Net amounts of (assets)/liabilities presented in the Consolidated Balance Sheets	Gross amounts of recognized liabilities	Gross amounts offset in the Consolidated Balance Sheets	Net amounts of (assets)/liabilities presented in the Consolidated Balance Sheets
Client derivatives (1)
Matched interest rate swaps with counterparty	$124,727	$(252,151)	$(127,424)	$152,816	$(314,048)	$(161,232)
Foreign exchange contracts with counterparty	177,211	(89,625)	87,586	204,882	(101,945)	102,937
Total	$301,938	$(341,776)	$(39,838)	$357,698	$(415,993)	$(58,295)
(1) Includes accrued interest receivable and collateral.

The following table details the derivative financial instruments, the average remaining maturities and the weighted-average interest rates being paid and received by First Financial at March 31, 2023:

(Dollars in thousands)	Notional amount	Average maturity (years)	Fair value
Client derivatives-interest rate contracts
Receive fixed, matched interest rate swaps with borrower	$2,248,403	5.2	$(103,811)
Pay fixed, matched interest rate swaps with counterparty	2,248,403	5.2	103,811
Client derivatives-foreign exchange contracts
Foreign exchange contracts-pay USD	7,927,466	0.6	21,485
Foreign exchange contracts-receive USD	7,881,266	0.6	(21,485)
Total client derivatives	$20,305,538	1.6	$0

At March 31, 2023, the derivative collateral owed by the Company to counterparty banks was $102.1 million with $26.1 million restricted within cash and due from banks on the Company's Consolidated Balance Sheets and $128.2 million recorded in short-term borrowings. Derivative collateral owed by counterparty banks to the Company at December 31, 2022 was $132.2 million with $25.0 million restricted within cash and due from banks and $157.2 million recorded in short-term borrowings.

Credit derivatives. In conjunction with participating interests in commercial loans, First Financial periodically enters into risk participation agreements with counterparties whereby First Financial assumes a portion of the credit exposure associated with an interest rate swap on the participated loan in exchange for a fee. Under these agreements, First Financial will make payments to the counterparty if the loan customer defaults on its obligation to perform under the interest rate swap contract with the counterparty. The total notional value of these agreements totaled $386.8 million as of March 31, 2023 and $379.3 million

Table of Content
as of December 31, 2022. The fair value of these agreements is recorded in Accrued interest and other liabilities on the Consolidated Balance Sheets and was insignificant at March 31, 2023 and at December 31, 2022.

Mortgage derivatives. First Financial enters into IRLCs and forward commitments for the future delivery of mortgage loans to third party investors, which are considered derivatives. When borrowers secure IRLCs with First Financial and the loans are intended to be sold, First Financial will enter into forward commitments for the future delivery of the loans to third party investors in order to hedge against the effect of changes in interest rates impacting IRLCs and loans held for sale. At March 31, 2023, the notional amount of the IRLCs was $32.0 million and the notional amount of forward commitments was $27.5 million. As of December 31, 2022, the notional amount of IRLCs was $12.0 million and the notional amount of forward commitments was $15.3 million. The fair value on these agreements was $0.5 million and $4.3 million at March 31, 2023 and December 31, 2022, respectively, and was recorded in accrued interest and other assets on the Consolidated Balance Sheets.

NOTE 12:  COMMITMENTS AND CONTINGENCIES

First Financial offers a variety of financial instruments including loan commitments and letters of credit to assist clients in meeting their requirement for liquidity and credit enhancement. GAAP does not require these financial instruments to be recorded in the Consolidated Financial Statements.

First Financial utilizes the same credit policies in issuing commitments and conditional obligations as it does for credit instruments recorded on the Consolidated Balance Sheets. First Financial’s exposure to credit loss in the event of non-performance by the counterparty was represented by the contractual amounts of those instruments. First Financial adopted ASC 326 and therefore estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life consistent with the Company's ACL methodology for loans and leases. Adjustments to the reserve for unfunded commitments are recorded in Provision for credit losses - unfunded commitments in the Consolidated Statements of Income. First Financial had $20.2 million and $18.4 million of reserves for unfunded commitments recorded in Accrued interest and other liabilities on the Consolidated Balance Sheets at March 31, 2023 and December 31, 2022, respectively.

Loan commitments. Loan commitments are agreements to extend credit to a client, absent any violation of conditions established in the commitment agreement.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments will expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if deemed necessary by First Financial upon extension of credit, is based on management’s credit evaluation of the client.  The collateral held varies, but may include securities, real estate, inventory, plant or equipment.  First Financial had commitments outstanding to extend credit totaling $4.6 billion at March 31, 2023 and $4.4 billion at December 31, 2022. As of March 31, 2023, loan commitments with a fixed interest rate totaled $111.1 million while commitments with variable interest rates totaled $4.5 billion. At December 31, 2022, loan commitments with a fixed interest rate totaled $126.3 million while commitments with variable interest rates totaled $4.2 billion. First Financial's fixed rate loan commitments have interest rates ranging from 0.00% to 21.00% for both March 31, 2023 and December 31, 2022 and have maturities ranging from less than one year to 31.0 years for March 31, 2023 and maturities ranging from less than one year to 31.6 years for December 31, 2022.

Table of Content
The following table presents by type First Financial's active loan balances and related obligations to extend credit:

	March 31, 2023		December 31, 2022
(dollars in thousands)	Unfunded commitment	Loan balance	Unfunded commitment	Loan balance
Commercial & industrial	$1,868,883	$3,449,289	$1,833,977	$3,410,272
Lease financing	6,847	273,898	6,842	236,124
Construction real estate	704,719	525,906	689,015	512,050
Commercial real estate-investor	107,150	3,102,445	107,205	3,094,064
Commercial real estate-owner	35,040	954,182	48,208	958,695
Residential real estate	76,860	1,145,069	74,089	1,092,265
Home equity	929,440	724,672	903,459	733,791
Installment	20,791	204,372	16,073	209,895
Credit card	218,579	53,552	225,864	51,815
Total	$3,968,309	$10,433,385	$3,904,732	$10,298,971

Letters of credit. Letters of credit are conditional commitments issued by First Financial to guarantee the performance of a client to a third party.  First Financial’s letters of credit consist of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services.  The risk to First Financial arises from its obligation to make payment in the event of the client's contractual default to produce the contracted good or service to a third party.  First Financial issued letters of credit aggregating $32.2 million and $31.5 million at March 31, 2023 and December 31, 2022, respectively. Management conducts regular reviews of these instruments on an individual client basis.

Risk participation agreements. First Financial is a party in risk participation transactions of interest rate swaps, which had total notional amount of $386.8 million and $379.3 million at March 31, 2023 and December 31, 2022, respectively.

Affordable housing projects and other tax credit investments. First Financial is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved qualified affordable housing, renewable energy, or other renovation or community revitalization projects. These investments are included in Accrued interest and other assets in the Consolidated Balance Sheets, with any unfunded commitments included in Accrued interest and other liabilities in the Consolidated Balance Sheets. As of March 31, 2023, First Financial expects to recover its remaining investments through the use of the tax credits that are generated by the investments.

The following table summarizes First Financial's investments in affordable housing projects and other tax credit investments.

(Dollars in thousands)		March 31, 2023		December 31, 2022
Investment	Accounting Method	Investment	Unfunded commitment	Investment	Unfunded commitment
LIHTC	Proportional amortization	$124,454	$69,356	$126,537	$70,690
HTC	Equity	17,108	11,955	17,108	11,955
NMTC	Equity	2,695	0	2,944	0
Renewable energy	Equity	24,417	13,008	11,851	1,689
Total		$168,674	$94,319	$158,440	$84,334

Table of Content
The following table summarizes First Financial's amortization expense and tax benefit recognized in affordable housing projects and other tax credit investments.

	Three months ended
	March 31, 2023		March 31, 2022
(Dollars in thousands)	Amortization expense (1)	Tax expense (benefit) recognized (2)	Amortization expense (1)	Tax expense (benefit) recognized (2)
LIHTC	$3,327	$(3,540)	$3,048	$(2,959)
HTC	0	(80)	0	(80)
NMTC	104	(53)	104	(53)
Renewable energy	0	0	0	0
Total	$3,431	$(3,673)	$3,152	$(3,092)

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

Like many banks, First Financial has been the subject of lawsuits relating to overdraft fees. This type of litigation is time consuming and expensive in large part due to the amount of data to be sorted and disclosed, in some cases going back multiple years. No legal settlement expenses were accrued or paid in the three months ended March 31, 2023. During the three months ended March 31, 2022, legal settlement expenses of $3.3 million were paid.

Additionally, as part of the ordinary course of business, First Financial and its subsidiaries are parties to other litigation, including claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral, foreclosure interests that are incidental to our regular business activities and other matters. While the ultimate liability with respect to these litigation matters and claims cannot be determined at this time, First Financial believes that damages, if any, and other amounts relating to pending matters are not probable or cannot be reasonably estimated as of March 31, 2023. Reserves are established for these various matters of litigation when appropriate under FASB ASC Topic 450, Contingencies, based in part upon the advice of legal counsel. First Financial had no reserves related to litigation matters as of March 31, 2023 or December 31, 2022.

NOTE 13:  INCOME TAXES

For the first quarter of 2022, the Company recorded income tax expense of $17.3 million, resulting in an effective tax rate of 19.7% compared with $9.3 million and an effective tax rate of 18.5% for the comparable period in 2022. The increase in the effective tax rate is primarily driven by higher full year forecasted income for 2023 compared to 2022.

At both March 31, 2023 and December 31, 2022, First Financial had $1.9 million of unrecognized tax benefits, as determined under FASB ASC Topic 740-10, Income Taxes, that if recognized would favorably impact the effective income tax rate in future periods. The unrecognized tax benefits relate to state income tax exposures where the Company believes it is likely that, upon examination, a state may take a position contrary to the position taken by First Financial. The Company believes that resolution regarding its uncertain tax positions is reasonably possible within the next twelve months and could result in full, partial or no recognition of the benefit. First Financial recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. At March 31, 2023 and December 31, 2022, the Company had no interest or penalties recorded.

First Financial and its subsidiaries are subject to U.S. federal income tax as well as state and local income tax in several jurisdictions.  Tax years prior to 2019 have been closed and are no longer subject to U.S. federal income tax examinations. Tax years 2019 through 2022 remain open to examination by the federal taxing authority. With limited exception, First Financial is no longer subject to state and local income tax examinations for years prior to 2018.

Table of Content
NOTE 14:  EMPLOYEE BENEFIT PLANS

First Financial sponsors a non-contributory defined benefit pension plan which covers substantially all employees and uses a December 31 measurement date. Plan assets are primarily invested in fixed income and publicly traded equity mutual funds. The pension plan does not directly own any shares of First Financial common stock or any other First Financial security or product.

First Financial made no cash contributions to fund the pension plan during the three months ended March 31, 2023 or the year ended December 31, 2022, and does not expect to make cash contributions to the plan through the remainder of 2023.

As a result of the plan’s actuarial projections, First Financial recorded expense as set forth in the following table. The amounts are recognized in First Financial’s Consolidated Statements of Income related to the Company's pension plan.

	Three months ended
	March 31,
(Dollars in thousands)	2023	2022
Service cost	$2,350	$2,425
Interest cost	1,075	625
Expected return on assets	(2,700)	(2,750)
Amortization of prior service cost	0	(75)
Net actuarial loss	150	400
Net periodic benefit cost (income)	$875	$625

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

Bankcard income. The Company earns interchange fees from cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are

Table of Content
recognized concurrent with the transaction processing services provided to the cardholder. Interchange income is presented on the Consolidated Statements of Income net of expenses. Gross interchange income for the first three months of 2023 was $7.2 million, partially offset by $3.6 million of expenses within Noninterest income. Gross interchange income for the same period in 2022 was $6.9 million, partially offset by $3.6 million of expenses within Noninterest income.

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

NOTE 16:  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended
	March 31,
(Dollars in thousands, except per share data)	2023	2022
Numerator
Net income available to common shareholders	$70,403	$41,301

Denominator
Weighted average shares outstanding for basic earnings per common share	93,732,532	93,383,932
Effect of dilutive securities
Employee stock awards	1,227,626	879,993
Adjusted weighted average shares for diluted earnings per common share	94,960,158	94,263,925

Earnings per share available to common shareholders
Basic	$0.75	$0.44
Diluted	$0.74	$0.44

Stock options and warrants with exercise prices greater than the average market price of the common shares were not included in the computation of net income per diluted share, as they would have been antidilutive.  Using the end of period price of the Company's common shares, there were no antidilutive options at March 31, 2023 and March 31, 2022.

Table of Content
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

The estimated fair values of First Financial’s financial instruments not measured at fair value on a recurring or nonrecurring basis in the consolidated financial statements were as follows:

	Carrying	Estimated fair value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
March 31, 2023
Financial assets
Cash and short-term investments	$505,300	$505,300	$505,300	$0	$0
Investment securities held-to-maturity	83,070	75,762	0	75,762	0
Other investments	143,606	143,606	1,076	133,159	9,371
Loans and leases	10,291,794	9,923,707	0	0	9,923,707
Accrued interest receivable	65,006	65,006	0	15,933	49,073

Financial liabilities
Deposits	12,674,684	12,644,951	0	12,644,951	0
Short-term borrowings	1,217,560	1,217,560	1,217,560	0	0
Long-term debt	342,647	344,131	0	344,131	0
Accrued interest payable	29,896	29,896	8,671	21,225	0

	Carrying	Estimated fair value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
December 31, 2022
Financial assets
Cash and short-term investments	$595,683	$595,683	$595,683	$0	$0
Investment securities held-to-maturity	84,021	76,485	0	76,485	0
Other investments	143,160	143,160	1,171	132,853	9,136
Loans and leases	10,165,994	9,916,353	0	0	9,916,353
Accrued interest receivable	63,721	63,721	0	16,233	47,488

Financial liabilities
Deposits	12,701,177	12,670,747	0	12,670,747	0
Short-term borrowings	1,287,156	1,287,156	1,287,156	0	0
Long-term debt	346,672	348,041	0	348,041	0
Accrued interest payable	11,150	11,150	3,835	7,315	0

The following methods, assumptions and valuation techniques were used by First Financial to measure different financial assets and liabilities at fair value on a recurring or nonrecurring basis.

Table of Content
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

Collateral dependent loans. Collateral dependent loans carried at fair value have been partially charged-off or receive specific allocations of the allowance for credit losses. For collateral dependent loans, fair value is generally based on real estate appraisals, a calculation of enterprise value or a valuation of business assets including equipment, inventory and accounts receivable. These loans had a principal amount of $9.7 million and $11.9 million at March 31, 2023 and December 31, 2022, respectively, with a valuation allowance of $4.0 million and $3.7 million at March 31, 2023 and December 31, 2022, respectively.

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

Table of Content
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

The financial assets and liabilities measured at fair value on a recurring basis in the consolidated financial statements were as follows:

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/liabilities at fair value
March 31, 2023
Assets
Investment securities available-for-sale	$33,421	$3,316,713	$34,815	$3,384,949
Loans held for sale	0	9,280	0	9,280
Interest rate derivative contracts	0	124,765	0	124,765
Foreign exchange derivative contracts	0	177,211	0	177,211
Total	$33,421	$3,627,969	$34,815	$3,696,205

Liabilities
Interest rate derivative contracts	$0	$124,795	$0	$124,795
Foreign exchange derivative contracts	0	177,211	0	177,211
Total	$0	$302,006	$0	$302,006

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/liabilities at fair value
December 31, 2022
Assets
Investment securities available-for-sale	$32,696	$3,341,095	$35,857	$3,409,648
Loans held for sale	0	7,918	0	7,918
Interest rate derivative contracts	0	152,846	0	152,846
Foreign exchange derivative contracts	0	204,882	0	204,882
Total	$32,696	$3,706,741	$35,857	$3,775,294

Liabilities
Interest rate derivative contracts	$0	$153,119	$0	$153,119
Foreign exchange derivative contracts	$0	$204,882	$0	$204,882
Total	$0	$358,001	$0	$358,001

Table of Content
The following table presents a reconciliation for certain AFS securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2023 and March 31, 2022.

	Three months ended
	March 31,
(dollars in thousands)	2023	2022
Beginning balance	$35,857	$38,181
Accretion (amortization)	(25)	(13)
Increase (decrease) in fair value	12	13
Settlements	(1,029)	(720)
Ending balance	$34,815	$37,461

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis.  Adjustments to the fair value of these assets usually result from the application of fair value accounting or write-downs of individual assets.  The following table summarizes financial assets and liabilities measured at fair value on a nonrecurring basis.

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3
March 31, 2023
Assets
Collateral dependent loans
Commercial	$0	$0	$5,760
Commercial real estate	0	0	0
OREO	0	0	0
Operating leases	0	0	0

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3
December 31, 2022
Assets
Collateral dependent loans
Commercial	$0	$0	$4,240
Commercial real estate	0	0	4,015
OREO	0	0	0
Operating leases	0	0	0

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

The aggregate fair value of the Company’s residential mortgage loans held for sale as of March 31, 2023 and December 31, 2022 was $9.3 million and $7.9 million, respectively. The aggregate unpaid principal balance of the Company’s residential mortgage loans held for sale as of March 31, 2023 and December 31, 2022 was $8.4 million and $7.5 million, respectively. The resulting difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected was $0.9 million and $0.4 million as of March 31, 2023 and December 31, 2022, respectively.

Changes in the estimated fair value of residential mortgage loans held for sale are reported as a component of Net gain from sales of loans in the Company’s Consolidated Statements of Income. The change in fair value of the Company’s residential

Table of Content
mortgage loans held for sale resulted in a gain of $0.5 million for the three months ended March 31, 2023 and a net loss of $1.3 million for the three months ended March 31, 2022.

Table of Content
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
(Unaudited)

All significant reclassifications of prior period amounts, if applicable, have been made to conform to the current period’s presentation and had no effect on the Company's previously reported net income or financial condition.

In November 2020, the SEC adopted amendments to Regulation S-K to eliminate certain disclosure requirements and to revise several others to make the disclosures provided in the MD&A more useful for investors. When providing a discussion and analysis of interim period results, the amendments provide a registrant with the option to discuss its interim results by comparing its most recent quarter to the immediately preceding quarter rather than to the same quarter of the prior year. First Financial elected to exercise this option as it believes that the comparison of current quarter results to a linked quarter, rather than the prior year comparable quarter, more accurately reflects management's perspective of the organization and its results.

EXECUTIVE SUMMARY

First Financial Bancorp. is a $16.9 billion financial holding company headquartered in Cincinnati, Ohio, which operates through its subsidiaries. These subsidiaries include First Financial Bank, an Ohio-chartered commercial bank, which operated 130 full service banking centers as of March 31, 2023. First Financial provides banking and financial services products to business and retail clients through its six lines of business: Commercial, Retail Banking, Mortgage Banking, Wealth Management, Investment Commercial Real Estate and Commercial Finance. The Commercial Finance business lends to targeted industry verticals on a nationwide basis. Operating under the brand of Yellow Cardinal Advisory Group, Wealth Management had $3.3 billion in assets under management as of March 31, 2023 and provides the following services: financial planning, investment management, trust administration, estate settlement, brokerage services and retirement planning.

Additional information about First Financial, including its products, services and banking locations, is available on the
Company's website at www.bankatfirst.com.

The major components of First Financial’s operating results for the current and prior year are discussed in greater detail in the sections that follow.

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

BUSINESS COMBINATIONS

On January 3, 2023, First Financial purchased the assets of Brady Ware Capital, LLC (Brady Ware). Located in Miamisburg, Ohio, Brady Ware was an advisory firm for mergers and acquisitions, focusing primarily on business succession planning.

First Financial acquired all of the assets of Brady Ware for aggregate consideration of approximately $4.3 million, consisting of $3.4 million in cash and a $0.9 million earn-out payment. Pursuant to the purchase agreement, the earn-out payments are payable annually for each of the five years following the closing of the acquisition, contingent upon the results of Brady Ware's operations.

Table of Content

The transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date in accordance with FASB ASC Topic 805, Business Combinations. Goodwill arising from the Brady Ware acquisition was $4.2 million and reflects the business’s growth potential and the expectation that the acquisition will provide additional revenue growth with the expansion of the Bank's advisory business. These fair value measurements are subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values became available.

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

	Three months ended
(Dollars in thousands)	March 31, 2023	December 31, 2022	March 31, 2022
Net interest income	$159,318	$157,896	$106,345
Tax equivalent adjustment	1,424	1,553	1,467
Net interest income - tax equivalent	$160,742	$159,449	$107,812

Average earning assets	$14,326,645	$14,136,477	$13,848,596

Net interest margin (1)	4.51%	4.43%	3.11%
Net interest margin (FTE) (1)	4.55%	4.47%	3.16%
(1) Calculated using annualized net interest income divided by average earning assets.

In addition to capital ratios defined by the U.S. banking agencies, First Financial considers various measures when evaluating capital utilization and adequacy, including the return on average tangible shareholder's equity and the tangible common equity ratio. These calculations are intended to complement the capital ratios defined by the U.S. banking agencies for both absolute and comparative purposes and may be useful for evaluating the performance of a business as the ratios calculate the capital and return available to common shareholders without the impact of intangible assets and their related amortization.. As GAAP does not include capital ratio measures, the Company believes there are no comparable GAAP financial measures to these ratios. These ratios are not formally defined by GAAP or codified in the federal banking regulations and, therefore, are considered to be non-GAAP financial measures.

First Financial encourages readers to consider its Consolidated Financial Statements in their entirety and not to rely on any single financial measure.

Table of Content
The following table reconciles non-GAAP capital ratios to GAAP:

	Three months ended
(Dollars in thousands)	March 31, 2023	December 31, 2022	March 31, 2022
Net income (a)	$70,403	$69,086	$41,301

Average total shareholders' equity	2,082,210	2,009,564	2,225,495
Less:
Goodwill	(1,005,713)	(998,575)	(1,000,238)
Other intangibles	(92,587)	(95,256)	(103,033)
Average tangible equity (b)	983,910	915,733	1,122,224

Total shareholders' equity	2,121,496	2,041,373	2,137,445
Less:
Goodwill	(1,005,738)	(1,001,507)	(999,959)
Other intangibles	(91,169)	(93,919)	(101,673)
Ending tangible equity (c)	1,024,589	945,947	1,035,813

Total assets	16,933,884	17,003,316	16,009,150
Less:
Goodwill	(1,005,738)	(1,001,507)	(999,959)
Other intangibles	(91,169)	(93,919)	(101,673)
Ending tangible assets (d)	15,836,977	15,907,890	14,907,518

Risk-weighted assets (e)	13,025,552	12,923,233	11,705,447

Total average assets	16,942,999	16,767,598	16,184,919
Less:
Goodwill	(1,005,713)	(998,575)	(1,000,238)
Other intangibles	(92,587)	(95,256)	(103,033)
Average tangible assets (f)	15,844,699	15,673,767	15,081,648

Ending common shares outstanding (g)	95,190,406	94,891,099	94,451,496

Ratios
Return on average tangible shareholders' equity (a)/(b)	29.02%	29.93%	14.93%
Ending tangible shareholders' equity as a percent of:
Ending tangible assets (c)/(d)	6.47%	5.95%	6.95%
Risk-weighted assets (c)/(e)	7.87%	7.32%	8.85%
Average tangible shareholders' equity to average tangible assets (b)/(f)	6.21%	5.84%	7.44%
Tangible book value per share (c)/(g)	$10.76	$9.97	$10.97

Table of Content

OVERVIEW OF OPERATIONS

Linked quarter comparison: First quarter 2023 net income was $70.4 million and earnings per diluted common share were $0.74. This compares with fourth quarter 2022 net income of $69.1 million and earnings per diluted common share of $0.73. Return on average assets was 1.69% for the first quarter of 2023 compared to 1.63% for the fourth quarter of 2022. Return on average shareholders’ equity was 13.71% for the first quarter of 2023 compared to 13.64% for the fourth quarter of 2022.

Year-to-date comparison: For the three months ended March 31, 2023, net income was $70.4 million and earnings per diluted common share were $0.74. This compares with net income of $41.3 million and earnings per diluted common share of $0.44 for the first three months of 2022. Return on average assets for the three months ended March 31, 2023 was 1.69% compared to 1.03% for the same period in 2022, and return on average shareholders' equity was 13.71% and 7.53% for the first three months of 2023 and 2022, respectively.

(Dollars in thousands)	March 31, 2023	December 31, 2022
Balance Sheet - End of Period
Total assets	$16,933,884	$17,003,316
Loans and leases	10,433,385	10,298,971
Investment securities	3,611,625	3,636,829
Deposits	12,674,684	12,701,177
Shareholders' equity	2,121,496	2,041,373

	Three months ended
(Dollars in thousands, except per share data)	March 31, 2023	December 31, 2022	March 31, 2022
Earnings
Net interest income	$159,318	$157,896	$106,345
Net income	70,403	69,086	41,301

Per Share
Net income per common share-basic	$0.75	$0.74	$0.44
Net income per common share-diluted	0.74	0.73	0.44
Cash dividends declared per common share	0.23	0.23	0.23
Book value per common share (end of period)	22.29	21.51	22.63
Tangible book value per common share (end of period) (1)	10.76	9.97	10.97
Market price (end of period)	21.77	24.23	23.05

Ratios
Return on average assets	1.69%	1.63%	1.03%
Return on average shareholders' equity	13.71%	13.64%	7.53%
Return on average tangible shareholders' equity (1)	29.02%	29.93%	14.93%
Net interest margin	4.51%	4.43%	3.11%
Net interest margin (FTE) (1)	4.55%	4.47%	3.16%
(1) Non-GAAP financial measure. For details on the calculation of this non-GAAP financial measure, see "Non-GAAP Financial Measures" section.

A discussion of First Financial's operating results for the three month period ended March 31, 2023 follows.

Table of Content
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

	Three months ended
(Dollars in thousands)	March 31, 2023	December 31, 2022	March 31, 2022
Interest income
Loans and leases, including fees	$169,706	$152,299	$87,182
Investment securities
Taxable	31,867	30,248	22,096
Tax-exempt	3,464	4,105	4,431
Total interest on investment securities	35,331	34,353	26,527
Other earning assets	3,544	3,262	120
Total interest income	208,581	189,914	113,829
Interest expense
Deposits	31,456	16,168	2,623
Short-term borrowings	12,950	11,091	317
Long-term borrowings	4,857	4,759	4,544
Total interest expense	49,263	32,018	7,484
Net interest income	$159,318	$157,896	$106,345

Linked quarter comparison: Net interest income for the first quarter of 2023 was $159.3 million, an increase of $1.4 million, or 0.9%, from the fourth quarter of 2022. Net interest margin on a fully tax equivalent basis for the quarter ended March 31, 2023 was 4.55%, an increase of 8 bp when compared to 4.47% in the fourth quarter of 2022. The increase in net interest margin was driven by growth in interest income outpacing an increase in interest expense during the period as an asset sensitive balance sheet repriced quicker in a rising rate environment than funding costs.

Interest income increased $18.7 million, or 9.8%, in the first quarter of 2023 when compared to the fourth quarter of 2022 largely due to an 62 bp increase in loan yields, which were driven by an increase in interest rates. In addition, investment yields increased 26 bps to 3.94% due to the repricing of floating rate investments and slower prepayments on mortgage-backed securities. Average earning assets of $14.3 billion in the first quarter of 2023 increased $190.2 million, or 1.3%, compared to the fourth quarter of 2022 as loan growth during the period outpaced a decline in investment securities.

Interest expense of $49.3 million increased $17.2 million, or 53.9%, in the first quarter of 2023 when compared to the fourth quarter of 2022 largely due to higher interest rates coupled with an increase in time deposits. The cost of interest bearing deposits increased 68 bps to 1.44% in the first quarter of 2023, while average deposits increased $179.8 million, or 1.4%, to $12.8 billion. Average borrowed funds decreased $54.8 million, or 3.7%, as the Company utilized brokered CDs instead of borrowings to fund loan growth.

Year-to-date comparison: Net interest income for the first three months of 2023 increased $53.0 million, or 49.8%, compared to the same period of 2022. Net interest margin on a fully tax equivalent basis was 4.55% for the three months ended March 31, 2023, an increase of 139 bps when compared to the same period in 2022.

Interest income for the three months ended March 31, 2023 grew $94.8 million, or 83.2%, to $208.6 million compared to $113.8 million for the same period of the prior year due to higher interest rates. Average earning assets of $14.3 billion for the first three months of 2023 increased $478.0 million, or 3.5%, when compared to the same period of 2022.
Interest expense for the three months ended March 31, 2023 was $49.3 million compared to $7.5 million for the same period in the prior year. The increase was driven by a $233.4 million, or 2.7%, increase in average interest bearing deposits coupled with a 132 bp increase in rates on those deposits. Additionally, average borrowed funds increased $712.6 million from first quarter in the prior year, while the cost of those borrowed funds increased 230 bps due to higher interest rates.

Table of Content
CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Quarterly Averages
	March 31, 2023			December 31, 2022			March 31, 2022
(Dollars in thousands)	Balance	Interest	Yield	Balance	Interest	Yield	Balance	Interest	Yield
Earning assets
Investments
Investment securities	$3,635,317	$35,331	3.94%	$3,705,304	$34,353	3.68%	$4,308,059	$26,527	2.50%
Interest-bearing deposits with other banks	318,026	3,544	4.52%	372,054	3,262	3.48%	273,763	120	0.18%
Gross loans and leases (1)	10,373,302	169,706	6.63%	10,059,119	152,299	6.01%	9,266,774	87,182	3.82%
Total earning assets	14,326,645	208,581	5.90%	14,136,477	189,914	5.33%	13,848,596	113,829	3.33%

Nonearning assets
Allowance for credit losses	(136,419)			(127,541)			(129,601)
Cash and due from banks	218,724			218,216			241,271
Accrued interest and other assets	2,534,049			2,540,446			2,224,653
Total assets	$16,942,999			$16,767,598			$16,184,919

Interest-bearing liabilities
Deposits
Interest-bearing demand	$2,906,712	$6,604	0.92%	$3,103,091	$5,195	0.66%	$3,246,919	$492	0.06%
Savings	3,818,807	7,628	0.81%	3,943,342	4,819	0.48%	4,145,615	850	0.08%
Time	2,131,707	17,224	3.28%	1,360,681	6,154	1.79%	1,231,266	1,281	0.42%
Total interest-bearing deposits	8,857,226	31,456	1.44%	8,407,114	16,168	0.76%	8,623,800	2,623	0.12%
Borrowed funds
Short-term borrowings	1,090,719	12,950	4.82%	1,144,926	11,091	3.84%	336,455	317	0.38%
Long-term debt	343,619	4,857	5.73%	344,162	4,759	5.49%	385,240	4,544	4.78%
Total borrowed funds	1,434,338	17,807	5.03%	1,489,088	15,850	4.22%	721,695	4,861	2.73%
Total interest-bearing liabilities	10,291,564	49,263	1.94%	9,896,202	32,018	1.28%	9,345,495	7,484	0.32%

Noninterest-bearing liabilities
Noninterest-bearing demand deposits	3,954,915			4,225,192			4,160,175
Other liabilities	614,310			636,640			453,754
Shareholders' equity	2,082,210			2,009,564			2,225,495
Total liabilities and shareholders' equity	$16,942,999			$16,767,598			$16,184,919

Net interest income	$159,318			$157,896			$106,345

Net interest spread			3.96%			4.05%			3.01%
Contribution of noninterest-bearing sources of funds			0.55%			0.38%			0.10%
Net interest margin (2)			4.51%			4.43%			3.11%

Tax equivalent adjustment			0.04%			0.04%			0.05%
Net interest margin (fully tax equivalent) (2)			4.55%			4.47%			3.16%
(1) Loans held for sale and nonaccrual loans are included in gross loans.
(2) The net interest margin exceeds the interest spread as noninterest-bearing funding sources, demand deposits, other liabilities and shareholders' equity also support earning assets.

Table of Content
RATE/VOLUME ANALYSIS

The impact on net interest income from changes in interest rates and volume of interest-earning assets and interest-bearing liabilities is illustrated in the table below:

	Changes for the three months ended March 31, 2023			Changes for the three months ended March 31, 2023
	Linked quarter income variance			Comparable quarter income variance
(Dollars in thousands)	Rate	Volume	Total	Rate	Volume	Total
Earning assets
Investment securities	$2,458	$(1,480)	$978	$15,342	$(6,538)	$8,804
Interest-bearing deposits with other banks	976	(694)	282	2,931	493	3,424
Gross loans and leases (1)	15,924	1,483	17,407	64,421	18,103	82,524
Total earning assets	19,358	(691)	18,667	82,694	12,058	94,752
Interest-bearing liabilities
Total interest-bearing deposits	$14,353	$935	15,288	28,004	829	28,833
Borrowed funds
Short-term borrowings	2,805	(946)	1,859	3,678	8,955	12,633
Long-term debt	214	(116)	98	901	(588)	313
Total borrowed funds	3,019	(1,062)	1,957	4,579	8,367	12,946
Total interest-bearing liabilities	17,372	(127)	17,245	32,583	9,196	41,779
Net interest income	$1,986	$(564)	$1,422	$50,111	$2,862	$52,973
(1) Loans held for sale and nonaccrual loans are included in gross loans.

NONINTEREST INCOME

	Three months ended
(Dollars in thousands)	March 31, 2023	December 31, 2022	March 31, 2022
Noninterest income
Service charges on deposit accounts	$6,514	$6,406	$7,729
Trust and wealth management fees	6,334	5,648	6,060
Bankcard income	3,592	3,736	3,337
Client derivative fees	1,005	1,822	803
Foreign exchange income	16,898	19,592	10,151
Leasing business income	13,664	11,124	6,076
Net gain from sales of loans	2,335	2,206	3,872
Net gain (loss) on sales/transfers of investment securities	(519)	(393)	3
Net gain (loss) on equity securities	640	1,315	(199)
Other	5,080	4,579	3,462
Total noninterest income	$55,543	$56,035	$41,294

Linked quarter comparison: First quarter 2023 noninterest income was $55.5 million, decreasing $0.5 million, or 0.9%, compared to $56.0 million for the fourth quarter 2022. The slight decline from the linked quarter was primarily driven by declines in foreign exchange income and derivative fees, which were largely offset by increases in leasing business income and trust and wealth management fees. First quarter foreign exchange income decreased $2.7 million, or 13.8%, from a record high in the fourth quarter of 2022 while client derivative fees decreased $0.8 million, or 44.8% due to lower demand in the first quarter. Partially offsetting these declines, leasing business income increased $2.5 million, or 22.8%, as a result of strong production from Summit. Trust and wealth management fees increased $0.7 million, or 12.1%, due to market movements and higher asset under management balances.

Year-to-date comparison: Noninterest income of $55.5 million for the first three months of 2023 increased $14.2 million, or 34.5%, from $41.3 million in the comparable period of 2022. The increase was primarily attributed to higher leasing business income, foreign exchange income and other noninterest income, partially offset by lower gains on sales of loans and lower service charges on deposits. Leasing business income increased $7.6 million, or 124.9%, due to sustained growth in leasing balances since the acquisition of Summit in December of 2021. Foreign exchange income increased $6.7 million, or 66.5%, due to higher demand in 2023, while other noninterest income increased $1.6 million, or 46.7%, due to higher loan syndication fees and BOLI gains in the current year. Partially offsetting these increases, gains on sales of loans decreased $1.5 million, or

Table of Content
39.7%, from the comparable period in 2022 as mortgage demand slowed with rising interest rates, while service charges on deposits were $1.2 million or 15.7% lower than the first quarter of the prior year as a result of program changes made during 2022.

NONINTEREST EXPENSE

	Three months ended
(Dollars in thousands)	March 31, 2023	December 31, 2022	March 31, 2022
Noninterest expenses
Salaries and employee benefits	$72,254	$73,621	$63,947
Net occupancy	5,685	5,434	5,746
Furniture and equipment	3,317	3,234	3,567
Data processing	9,020	8,567	8,264
Marketing	2,160	2,198	1,700
Communication	634	690	666
Professional services	1,946	3,015	2,159
State intangible tax	985	974	1,131
FDIC assessments	2,826	2,173	1,459
Intangible assets amortization	2,600	2,573	2,914
Leasing business expense	7,938	6,061	3,869
Other	7,328	15,902	7,383
Total noninterest expenses	$116,693	$124,442	$102,805

Linked quarter comparison: First quarter 2023 noninterest expense was $116.7 million, decreasing $7.7 million, or 6.2%, from $124.4 million for the fourth quarter 2022. This decline was primarily driven by lower other noninterest expenses, salaries and employee benefits and professional services, partially offset by higher leasing business expenses and FDIC assessments. Other noninterest expenses decreased $8.6 million, or 53.9%, from the linked quarter due to $6.4 million of tax credit investment write-downs and a $2.5 million contribution to the First Financial Foundation in the prior period. Salaries and benefits expenses decreased $1.4 million, or 1.9%, due to higher incentive compensation in the fourth quarter, which was tied to the Company's performance, while professional services decreased $1.1 million, or 35.5%, due to fewer legal and recruiting expenses in the current quarter. Partially offsetting these declines, leasing business expenses increased $1.9 million, or 31.0%, for the first quarter of 2023 as a result of continued growth in Summit lease originations, and FDIC assessments expense increased $0.7 million, or 30.1%, as the result of an increase in assessment rates.

Year-to-date comparison: Noninterest expenses of $116.7 million for the first three months of 2023 increased $13.9 million, or 13.5%, compared to the same period in 2022 primarily due to higher leasing business expense, salaries and benefits expenses FDIC assessments and data processing expenses. Leasing business expense increased $4.1 million, or 105.2%, as a result of the growth of the leasing portfolio. Salaries and benefits expenses increased $8.3 million, or 13.0%, due to annual salary increases, higher incentive compensation and an increase in restricted stock awards in the current period. FDIC assessments expense increased $1.4 million, or 93.7%, as the result of an increase in assessment rates, while data processing expenses increased $0.8 million, or 9.1%, largely due to contract termination costs as the Company continued to make strategic investments in technological enhancements.

INCOME TAXES

Linked quarter comparison: In the first quarter of 2023, First Financial recorded an income tax expense of $17.3 million on pre-tax income of $87.7 million, resulting in an effective tax rate of 19.7%. This compared to income tax expense of $10.4 million on pre-tax income of $79.5 million with an effective tax rate of 13.1% for the fourth quarter 2022. The increase in the effective tax rate in the current quarter was due to fewer tax credits realized during the current period.

Year-to-date comparison: For the first three months of 2023, income tax expense was $17.3 million on pre-tax income of $87.7 million, resulting in an effective tax rate of 19.7%. This compared to income tax expense of $9.3 million on pre-tax income of $50.6 million and an effective tax rate of 18.5% for the comparable period in 2022. The increase in the effective tax rate was primarily due to higher full year forecasted income during the first quarter of 2023.

Table of Content

The Company's effective tax rate may fluctuate from period to period due to changes in tax jurisdictions, forecasted income, tax-enhanced assets and tax credit investments.

INVESTMENTS

First Financial's investment portfolio totaled $3.6 billion, or 21.3% of total assets, at March 31, 2023 and $3.6 billion, or 21.4% of total assets, at December 31, 2022.  AFS securities totaled $3.4 billion at both March 31, 2023 and December 31, 2022, while HTM securities totaled $83.1 million at March 31, 2023 and $84.0 million at December 31, 2022.

The effective duration of the investment portfolio decreased to 4.4 years at March 31, 2023 from 4.6 years as of December 31, 2022 as long term rates eased moderately during the first quarter of 2023.

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

At March 31, 2023, the Company's Consolidated Financial Statements reflected a $295.4 million unrealized after-tax loss on debt securities and a $325.9 million unrealized after-tax loss as of December 31, 2022, both of which were included as a component of equity in accumulated other comprehensive income on the Consolidated Balance Sheets. This unrealized loss was driven by an increase in interest rates throughout 2022 and 2023.

The Company had net unrealized losses of $7.3 million and $7.5 million on its HTM securities as of March 31, 2023 and December 31, 2022, respectively. Similar to the unrealized losses on AFS securities, this unrealized loss was driven by higher interest rates in 2022 and 2023.

The Company had a $0.6 million unrealized gain on equity securities recorded in noninterest income for the three months ended March 31, 2023 compared to a $1.3 million unrealized gain for the three months ended December 31, 2022 and a $0.2 million loss for the first three months of 2022.

First Financial will continue to monitor loan demand and deposit activity, as well as balance sheet composition, capital sensitivity and the interest rate environment, when considering future investment strategies.

LOANS

Excluding loans held for sale, loan balances increased $134.4 million, or 1.3%, to $10.4 billion as of March 31, 2023 from $10.3 billion as of December 31, 2022. This increase was broad-based, with the largest growth being in residential real estate loans, which increased by $52.8 million, or 4.8%, to $1.1 billion. Additionally, C&I loans increased $39.0 million, or 1.1%, to $3.4 billion; lease financing increased by $37.8 million, or 16.0%, to $273.9 million; construction loans increased $13.9 million, or 2.7%, to $525.9 million; and commercial real estate loans increased $3.9 million, or 0.1%, to $4.1 billion. This growth was partially offset by a decrease in home equity of $9.1 million, or 1.2%, to $724.7 million and a $5.5 million, or 2.6% decrease in installment loans to $204.4 million.

First quarter 2023 average loans of $10.4 billion, excluding loans held for sale, increased $317.3 million, or 3.2%, from the fourth quarter 2022. The increase over the linked quarter included broad-based growth, highlighted by a $207.4 million, or 6.4% increase in the C&I portfolio and a $48.4 million, or 23.8%, increase in the leasing portfolio.
Through the first three months of 2023, average loans of $10.4 billion, excluding of loans held for sale, increased $1.1 billion, or 12.1%, from the comparable period of 2022. The increase from prior year reflected broad-based growth across most categories, including a $720.1 million, or 26.3%, increase in C&I, a $136.5 million, or 118.0%, increase in finance leases and an $80.4 million, or 64.0%, increase in installment loans.

COMMITMENTS AND CONTINGENCIES

Off-balance sheet arrangements include commitments to extend credit and financial guarantees.  Loan commitments are agreements to extend credit to a client absent any violation of any condition established in the commitment agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  First

Table of Content
Financial had commitments outstanding to extend credit totaling $4.6 billion and $4.4 billion at March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023, loan commitments with a fixed interest rate totaled $111.1 million while commitments with variable interest rates totaled $4.5 billion. Comparatively, as of December 31, 2022, loan commitments with a fixed interest rate totaled $126.3 million while commitments with variable interest rates totaled $4.2 billion. The fixed rate loan commitments have interest rates ranging from 0% to 21% and maturities ranging from less than 1 year to 31.0 years at March 31, 2023 and maturities ranging from less than one year to 31.6 years for December 31, 2022.

Letters of credit are conditional commitments issued by First Financial to guarantee the performance of a client to a third party.  First Financial’s letters of credit consist primarily of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services.  First Financial has issued letters of credit aggregating $32.2 million and $31.5 million at March 31, 2023 and December 31, 2022, respectively. Management conducts regular reviews of these instruments on an individual client basis.

First Financial is a party in risk participation transactions of interest rate swaps, which had total notional amount of $386.8 million and $379.3 million at March 31, 2023 and December 31, 2022, respectively.

First Financial is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved qualified affordable housing, renewable energy, or other renovation or community revitalization projects. These investments are included in accrued interest and other assets in the Consolidated Balance Sheets, with any unfunded commitments included in accrued interest and other liabilities in the Consolidated Balance Sheets. As of March 31, 2023, First Financial expects to recover its remaining investments through the use of the tax credits that are generated by the investments. First Financial had unfunded commitments related to tax credit investments of $94.3 million and $84.3 million at March 31, 2023 and December 31, 2022, respectively.

Additionally, as part of the ordinary course of business, First Financial and its subsidiaries are parties to litigation, including claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral, foreclosure interests that are incidental to our regular business activities and other matters. While the ultimate liability with respect to these litigation matters and claims cannot be determined at this time, First Financial believes that damages, if any, and other amounts relating to pending matters are not probable or cannot be reasonably estimated as of March 31, 2023. Reserves are established for these various matters of litigation, when appropriate, under FASB ASC Topic 450, Contingencies, based in part upon the advice of legal counsel. First Financial had no reserves related to litigation matters as of March 31, 2023 and December 31, 2022.

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

As detailed in Note 2, the Company prospectively adopted ASU 2022-02 effective as of January 1, 2023. The new rule eliminated the accounting for TDRs while establishing a new standard for the treatment of modifications made to borrowers experiencing financial difficulties, defined by First Financial as Financial Difficulty Modifications (FDMs). Effective with the adoption of the standard, the Company prospectively will not include FDMs in the calculation of nonperforming loans, nonperforming assets or classified assets. Prior period data, which included TDRs, has not been adjusted.

Nonaccrual loans were $34.6 million, or 0.33% of total loans as of March 31, 2023, reflecting a $6.0 million, or 20.8%, increase from $28.6 million as of December 31, 2022. The increase in nonaccrual loans was primarily due to the downgrade of two relationships during the period. Nonperforming assets were $34.8 million, or 0.21% of total assets, at March 31, 2023 compared to $39.8 million, or 0.23% of total assets, at December 31, 2022.

Classified assets, which are defined by the Company as nonperforming assets plus performing loans internally rated substandard or worse, totaled $159.0 million as of March 31, 2023 compared to $128.1 million at December 31, 2022. Classified assets were 94 bps as a percentage of total assets at March 31, 2023, compared to 75 bps as of December 31, 2022. The first quarter increase in classified assets was due primarily to the downgrade of three relationships during the period.

Allowance for credit losses. The ACL is a reserve accumulated on the Consolidated Balance Sheets through the recognition of the provision for loan and lease losses. First Financial records provision expense in the Consolidated Statements of Income to

Table of Content
maintain the ACL at a level considered sufficient to absorb expected credit losses for financial assets in the portfolio over their expected remaining lives with consideration given to current and forward-looking information.

The recorded adjustments to remove or reduce values of the loans and leases from the Consolidated Balance Sheets due to credit deterioration are referred to as charge-offs. First Financial's policy is to charge-off all or a portion of a loan when, in management's opinion, it is unlikely to collect the principal amount owed in full either through payments from the borrower or from the liquidation of collateral. All loans charged-off are subject to continuous review and concerted efforts are made to maximize any recovery. In most cases, the borrower’s debt obligation is not canceled even though the balance may have been charged-off. Actual losses on loans and leases are posted against the ACL as a charge-off. Any subsequent collection of a previously charged-off loan is credited back to the ACL as a recovery.

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

The total ACL, which includes both funded and unfunded reserves, was $161.8 million at March 31, 2023, which combined with de minimis net charge-offs to result in $10.5 million in total provision expense for the first quarter of 2023. This compared to a total allowance of $151.4 million as of December 31, 2022 and provision expense of $10.0 million during the fourth quarter of 2022.

The Company utilized the Moody's March baseline forecast as its R&S forecast in the quantitative model at March 31, 2023. For reasonableness, the Company also considered the impact to the model from alternative, more adverse economic forecasts, slower prepayment speeds and increased default rates. These alternative analyses were utilized to inform the Company's qualitative adjustments. Additionally, First Financial considered its credit exposure to certain industries believed to be at risk for future credit stress, such as franchise, hotel and investor commercial real estate lending, when making qualitative adjustments to the ACL model.

ACL - loans and leases. The ACL on loans and leases was $141.6 million as of March 31, 2023 and $133.0 million as of December 31, 2022. As a percentage of period-end loans, the ACL was 1.36% as of March 31, 2023 and 1.29% as of December 31, 2022. The increase in the ACL was driven by slower prepayment speeds, which effectively increased the duration of the loan portfolio, as well as loan growth and changes in economic forecasts.

The Company recorded insignificant net charge-offs in the first quarter 2023 compared to net recoveries of $0.2 million, or 1 bp of average loans and leases on an annualized basis, for the fourth quarter of 2022 and net charge-offs of $2.3 million, or 10 bps, through the first three months of 2022.

The ACL as a percentage of nonaccrual loans was 409.5% at March 31, 2023 and 464.6% at December 31, 2022. The decrease in this ratio was primarily driven by a $6.0 million, or 20.8%, increase in nonaccrual loans during the period. The ACL as a percentage of nonperforming loans was 409.5% as of March 31, 2023 and 335.9% as of December 31, 2022. The increase in this ratio was driven by the increase in the ACL as well as no longer including accruing TDRs in the ratio during the current period.

Provision expense is a product of the Company's ACL model combined with net charge-off activity during the period. During the first quarter of 2023, the Company recorded $8.6 million of provision expense for loans and leases compared to provision expense of $8.7 million during the fourth quarter of 2022 and provision recapture of $5.6 million for the first quarter of 2022.

ACL - unfunded commitments. The ACL on unfunded commitments was $20.2 million as of March 31, 2023 and $18.4 million as of December 31, 2022. First Financial recorded $1.8 million of provision expense for credit losses on unfunded commitments for the three months ended March 31, 2023, compared to $1.3 million of expense in the fourth quarter 2022. The increase in allowance on unfunded commitments at March 31, 2023 was related to a slowing of commercial prepayments, which resulted in a longer duration for the unfunded commitment portfolio. The Company recorded provision recapture of $0.2 million on unfunded commitments in the first quarter of 2022.
See Note 5 – Allowance for Credit Losses in the Notes to Consolidated Financial Statements for further discussion of First Financial's ACL.

Table of Content
The table that follows includes the activity in the ACL for the quarterly periods presented.

	Three months ended
	2023	2022
(Dollars in thousands)	Mar. 31,	Dec. 31,	Sep. 30,	June 30,	Mar. 31,
Allowance for credit loss activity
Balance at beginning of period	$132,977	$124,096	$117,885	$124,130	$131,992
Purchase accounting ACL for PCD	0	0	0	0	0
Provision for loan losses	8,644	8,689	7,898	(4,267)	(5,589)
Gross charge-offs
Commercial and industrial	730	334	1,947	773	2,845
Lease financing	13	0	13	8	131
Construction real estate	0	0	0	0	0
Commercial real estate	66	245	3	3,419	0
Residential real estate	0	79	119	4	22
Home equity	91	72	45	22	21
Installment	1,524	717	294	361	177
Credit card	217	212	237	212	246
Total gross charge-offs	2,641	1,659	2,658	4,799	3,442
Recoveries
Commercial and industrial	109	293	90	177	379
Lease financing	1	0	13	3	33
Construction real estate	0	0	0	0	0
Commercial real estate	2,238	1,327	561	2,194	222
Residential real estate	66	15	35	34	90
Home equity	80	88	185	360	265
Installment	54	68	29	47	21
Credit card	63	60	58	6	159
Total recoveries	2,611	1,851	971	2,821	1,169
Total net charge-offs	30	(192)	1,687	1,978	2,273
Ending allowance for credit losses	$141,591	$132,977	$124,096	$117,885	$124,130

Net charge-offs to average loans and leases (annualized)
Commercial and industrial	0.07%	0.01%	0.24%	0.08%	0.37%
Lease financing	0.02%	0.00%	0.00%	0.01%	0.34%
Construction real estate	0.00%	0.00%	0.00%	0.00%	0.00%
Commercial real estate	(0.22)%	(0.11)%	(0.06)%	0.12%	(0.02)%
Residential real estate	(0.02)%	0.02%	0.03%	(0.01)%	(0.03)%
Home equity	0.01%	(0.01)%	(0.08)%	(0.19)%	(0.14)%
Installment	2.89%	1.24%	0.64%	0.90%	0.50%
Credit card	1.12%	1.07%	1.29%	1.50%	0.67%
Total net charge-offs	0.00%	(0.01)%	0.07%	0.08%	0.10%

Table of Content

	Three months ended
	2023	2022
(Dollars in thousands)	Mar. 31,	Dec. 31,	Sep. 30,	June 30,	Mar. 31,
Nonperforming assets
Nonaccrual loans (1)	$34,580	$28,623	$36,327	$38,922	$45,454
Accruing troubled debt restructurings (2)	N/A	10,960	11,022	11,225	8,055
Total nonperforming loans(2)	34,580	39,583	47,349	50,147	53,509
Other real estate owned	191	191	22	22	72
Total nonperforming assets (2)	34,771	39,774	47,371	50,169	53,581
Accruing loans past due 90 days or more	159	857	139	142	180
Total underperforming assets (2)	$34,930	$40,631	$47,510	$50,311	$53,761
Total classified assets (2)	$158,984	$128,137	$114,956	$119,769	$106,839

Credit quality ratios
As a percent of period-end loans, net of unearned income:
Allowance for credit losses	1.36%	1.29%	1.27%	1.25%	1.34%
Nonaccrual loans	0.33%	0.28%	0.37%	0.41%	0.49%
Nonperforming loans	0.33%	0.38%	0.48%	0.53%	0.58%
Allowance for credit losses to nonaccrual loans	409.46%	464.58%	341.61%	302.87%	273.09%
Allowance for credit losses to nonperforming loans	409.46%	335.94%	262.09%	235.08%	231.98%
(1) Nonaccrual loans include nonaccrual TDRs of $10.0 million, $12.8 million, $9.5 million, and $16.2 million, as of December 31, 2022, September 30, 2022, June 30, 2022, and March 31, 2022, respectively.

(2) Upon adoption of ASU 2022-02 as of January 1, 2023, the TDR model was eliminated. FDMs are excluded from nonperforming and classified asset balances,

DEPOSITS AND FUNDING

Total deposits were $12.7 billion as of March 31, 2023, a decrease of $26.5 million, or 0.2%, from December 31, 2022. The decline in deposit balances included a $305.1 million, or 7.4%, decrease in noninterest bearing deposits, a $275.3 million, or 9.1%, decrease in interest bearing demand deposits, and an $81.7 million, or 2.1%, decrease in savings deposits. These declines were partially offset by a $635.7 million, or 37.4%, increase in time deposits.

Average deposits for the first quarter of 2023 were $12.8 billion, an increase of $179.8 million, or 1.4%, from $12.6 billion for the fourth quarter of 2022. This increase was a result of a $661.5 million increase in brokered CD's driving a $771.0 million, or 56.7%, increase in average time deposits. Partially offsetting this increase was a $270.3 million, or 6.4%, decrease in average noninterest bearing deposits, a $196.4 million, or 6.3%, decrease in average interest-bearing demand accounts and a $124.5 million, or 3.2%, decrease in average savings deposits. Personal deposit balances were relatively stable in the first quarter. Public funds and business deposits declined during the period, primarily related to a post-Covid decline from record high balances, as well as seasonal declines typically experienced in the first quarter. While there was some deposit attrition in reaction to the first quarter bank failures, this was not a major driver of the business deposit decline. The decline in public fund balances was mostly attributable to customers moving excess funds to higher yielding accounts outside of First Financial. In addition, public fund balances typically decline in the first quarter due to seasonal outflows.

Through the first three months of 2023, average deposits increased $28.2 million, or 0.2%, when compared to the same period of 2022.

Uninsured deposit balances were $4.9 billion, or 38.6% of total deposits, as of March 31, 2023. The Company reviews uninsured deposits for concentration risk, and typically considers this risk by excluding public funds and intercompany deposits to arrive at an adjusted uninsured deposit amount. As such, excluding public funds and intercompany accounts, adjusted uninsured deposits were $2.9 billion, or 22.8% of total deposits, at the end of the first quarter.

Table of Content
First Financial maintains a diverse set of borrowing sources, including Fed Funds, the Fed discount window, brokered CDs, FHLB borrowings and deposit placement services. The Company believes that its borrowing capacity provides sufficient flexibility to respond to any event that would stress its deposit balances.

Borrowed funds were $1.6 billion as of both March 31, 2023 and December 31, 2022. Borrowings were relatively unchanged from year end as the Company primarily utilized brokered and retail CDs to satisfy its funding needs.

First Financial had short-term borrowings of $1.2 billion and $1.3 billion as of March 31, 2023 and December 31, 2022, respectively. Short-term borrowings with the FHLB were $1.1 billion at both March 31, 2023 and December 31, 2022. There were no federal funds purchased or repurchase agreements included in short-term borrowings at March 31, 2023 or December 31, 2022.

Long-term debt, which include subordinated notes and FRB/FHLB long-term advances, among other borrowing methods, was $342.6 million and $346.7 million at March 31, 2023 and December 31, 2022, respectively. Outstanding subordinated debt totaled $311.9 million as of March 31, 2023 and $311.7 million as of December 31, 2022.

First Financial had no FHLB long-term advances at March 31, 2023 or December 31, 2022. First Financial's total remaining borrowing capacity from the FHLB was $488.2 million as of March 31, 2023.

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

First Financial has a $40.0 million short-term credit facility with an unaffiliated bank that matures in December, 2023. This facility has a variable interest rate and provides First Financial additional liquidity, if needed, for various corporate activities including the repurchase of First Financial common stock and the payment of dividends to shareholders. First Financial had no outstanding balance on this short-term credit facility as of March 31, 2023 and December 31, 2022. The credit agreement requires First Financial to comply with certain covenants including those related to asset quality and capital levels, and First Financial was in compliance with all covenants associated with this facility as of March 31, 2023 and December 31, 2022. This credit facility also required First Financial to pledge as collateral the Bank's common stock where the lender is granted a security interest in this collateral.

Table of Content
Both First Financial and the Bank received investment grade credit ratings from Kroll Bond Rating Agency, Inc, an independent rating agency. These credit ratings impact the cost and availability of financing to First Financial, and a downgrade to these credit ratings could affect First Financial's or the Bank’s ability to access the credit markets and potentially increase borrowing costs, negatively impacting financial condition and liquidity. Key factors in maintaining high credit ratings include consistent and diverse earnings, strong credit quality and capital ratios, diverse funding sources and disciplined liquidity monitoring procedures. The ratings of First Financial and the Bank at March 31, 2023 were as follows:

	First Financial Bancorp	First Financial Bank
Senior Unsecured Debt	BBB+	A-
Subordinated Debt	BBB	BBB+
Short-Term Debt	K2	K2
Deposit	N/A	A-
Short-Term Deposit	N/A	K2

For ease of borrowing execution, First Financial utilizes a blanket collateral agreement with the FHLB. First Financial pledged $6.2 billion of certain eligible residential, commercial and farm real estate loans, home equity lines of credit and government, agency, and CMBS securities as collateral for borrowings from the FHLB as of March 31, 2023.

First Financial's principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. The market value of investment securities classified as AFS totaled $3.4 billion at both March 31, 2023 and December 31, 2022, respectively.  Additionally, AFS securities were 97.6% of the total investment portfolio as of both March 31, 2023 and December 31, 2022. As of March 31, 2023, $1.6 billion of AFS securities were unpledged and there were $277.9 million of securities available to be sold at breakeven. Additionally, $676.3 million of available for sale securities have floating rates and could be sold with minimal losses at March 31, 2023.

HTM securities that are maturing within a short period of time can be an additional source of liquidity. As of both March 31, 2023 and December 31, 2022, the Company had no HTM securities maturing within one year. In total, First Financial expects $704.4 million of cash flows from its investment portfolio in the next 12 months.

Other sources of liquidity include cash and due from banks plus interest-bearing deposits with other banks. At March 31, 2023, these balances totaled $505.3 million, and First Financial had unused and available overnight wholesale funding sources of $3.6 billion, or 21.2% of total assets, to fund loan and deposit activities in addition to other general corporate requirements.

Certain restrictions exist regarding the Bank's ability to transfer funds to First Financial in the form of cash dividends, loans, other assets or advances and the approval of the Bank's primary federal regulator is required to pay dividends in excess of regulatory limitations.  Dividends paid to First Financial from the Bank totaled $40.0 million for the first three months of 2023.  As of March 31, 2023, the Bank had retained earnings of $832.9 million, of which $162.8 million was available for distribution to the Bancorp without prior regulatory approval. As an additional source of liquidity, First Financial had $94.9 million in cash at the parent company as of March 31, 2023.

Share repurchases also impact First Financial's liquidity. For further information regarding share repurchases, see the Capital section that follows.

Capital expenditures were $4.5 million and $3.2 million for the first three months of 2023 and 2022, respectively. Management believes that sufficient liquidity exists to fund its future capital expenditure commitments.

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

Table of Content
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

First Financial's tier 1 capital increased 17 bps to 11.34% at March 31, 2023 compared to 11.17% at December 31, 2022, while the total capital ratio remained relatively stable at 13.66% at March 31, 2023 compared to 13.64% at December 31, 2022,. The leverage ratio increased to 9.03% at March 31, 2023 from 8.89% at December 31, 2022. The Company’s tangible common equity ratio increased to 6.47% at March 31, 2023 from 5.95% at December 31, 2022. The 52 bp increase in the tangible common equity ratio was driven by the Company's strong earnings during the period.

As of March 31, 2023, management believes that First Financial met all capital adequacy requirements to which it was subject.  The Company's most recent regulatory notifications categorized First Financial as "well-capitalized" under the regulatory framework for prompt corrective action. There have been no conditions or events since those notifications that management believes have changed the Company's categorization. Total regulatory capital exceeded the minimum requirement by $411.2 million on a consolidated basis at March 31, 2023.
The following tables present the actual and required capital amounts and ratios as of March 31, 2023 and December 31, 2022 under the Basel III Capital Rules and include the minimum required capital levels based on the phase-in provisions of the Basel III Capital Rules. Capital levels required to be considered "well capitalized" are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum capital required - Basel III		PCA requirement to be considered well capitalized
(Dollars in thousands)	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
March 31, 2023
Common equity Tier 1 capital to risk-weighted assets
Consolidated	$1,432,332	11.00%	$911,789	7.00%	N/A	N/A
First Financial Bank	1,607,262	12.34%	911,435	7.00%	$846,332	6.50%

Tier 1 capital to risk-weighted assets
Consolidated	1,476,734	11.34%	1,107,172	8.50%	N/A	N/A
First Financial Bank	1,607,844	12.35%	1,106,742	8.50%	1,041,640	8.00%

Total capital to risk-weighted assets
Consolidated	1,778,917	13.66%	1,367,683	10.50%	N/A	N/A
First Financial Bank	1,649,525	12.67%	1,367,152	10.50%	1,302,050	10.00%

Leverage ratio
Consolidated	1,476,734	9.03%	653,844	4.00%	N/A	N/A
First Financial Bank	1,607,844	9.84%	653,541	4.00%	816,927	5.00%

Table of Content

	Actual		Minimum capital required - Basel III		PCA requirement to be considered well capitalized
(Dollars in thousands)	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
December 31, 2022
Common equity tier 1 capital to risk-weighted assets
Consolidated	$1,399,420	10.83%	$904,626	7.00%	N/A	N/A
First Financial Bank	1,581,328	12.26%	903,244	7.00%	$838,726	6.50%

Tier 1 capital to risk-weighted assets
Consolidated	1,443,698	11.17%	1,098,475	8.50%	N/A	N/A
First Financial Bank	1,581,900	12.26%	1,096,796	8.50%	1,032,278	8.00%

Total capital to risk-weighted assets
Consolidated	1,762,971	13.64%	1,356,939	10.50%	N/A	N/A
First Financial Bank	1,640,671	12.71%	1,354,865	10.50%	1,290,348	10.00%

Leverage ratio
Consolidated	1,443,698	8.89%	649,636	4.00%	N/A	N/A
First Financial Bank	1,581,900	9.76%	648,607	4.00%	810,759	5.00%

Shareholder dividends. First Financial paid a dividend of $0.23 per common share on March 15, 2023 to shareholders of record as of March 1, 2023. Additionally, First Financial's board of directors authorized a dividend of $0.23 per common share, payable on June 15, 2023 to shareholders of record as of June 1, 2023.

Share repurchases. Effective January 2022, First Financial's board of directors approved a stock repurchase plan (the 2022 Stock Repurchase Plan), replacing the 2020 Repurchase Plan which became effective in January 2021. The 2022 Stock Repurchase Plan continues for two years and authorized the purchase of up to 5,000,000 shares of the Company's common stock and will expire in December 2023. First Financial did not repurchase any shares under this plan in the first quarter of 2023 or 2022. Therefore, at March 31, 2023, all 5,000,000 common shares remained available for repurchase under the 2022 Stock Repurchase Plan.

Shareholders' equity. Total shareholders’ equity was $2.1 billion at March 31, 2023 and $2.0 billion at December 31, 2022.

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

For a full discussion of these risks, see the Enterprise Risk Management section in Management's Discussion and Analysis in First Financial’s 2022 Annual Report on Form 10-K. The sections that follow provide additional discussion related to credit risk and market risk.

CREDIT RISK

Credit risk represents the risk of loss due to failure of a customer or counterparty to meet its financial obligations in accordance with contractual terms. First Financial manages credit risk through its underwriting process, periodically reviewing and approving its credit exposures using credit policies and guidelines approved by the board of directors.

Table of Content
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

Non-maturity deposit modeling is particularly dependent on the assumption for repricing sensitivity known as a beta. Beta is the amount by which First Financial’s interest bearing non-maturity deposit rates will increase when short-term interest rates rise. The Company utilized a weighted average deposit beta of 34% in its interest rate risk modeling as of March 31, 2023. First Financial also includes an assumption for the migration of non-maturity deposit balances into CDs for all upward rate scenarios beginning with the +100 bps scenario, thereby increasing deposit costs and reducing asset sensitivity.

Presented below is the estimated impact on First Financial’s NII and EVE position as of March 31, 2023, assuming immediate, parallel shifts in interest rates:

	% Change from base case for immediate parallel changes in rates
	-100 bps	+100 bps	+200 bps
NII-Year 1	(6.30)%	4.27%	7.70%
NII-Year 2	(6.04)%	3.80%	6.83%
EVE	(2.08)%	1.60%	3.30%

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

The projected results for NII and EVE reflected an asset sensitive position, due to a strong funding mix of low cost transactional deposits supporting loans priced primarily off the short end of the rate curve. First Financial's total cost of deposits increased 49 bps in the quarter, and consequently, the down rate shock sensitivity declined. As deposit costs increase in the future, asset sensitivity is expected to moderate further. First Financial continues to manage its balance sheet with a bias toward asset sensitivity while simultaneously balancing the potential earnings impact of this strategy.

Table of Content
First Financial continually evaluates the sensitivity of its interest rate risk position to modeling assumptions. The following table reflects First Financial’s estimated NII sensitivity profile as of March 31, 2023 assuming a 25% increase and a 25% reduction to the beta assumption on managed rate deposits:

	Beta sensitivity (% change from base)
	+100 BP		+200 BP
	Beta 25% lower	Beta 25% higher	Beta 25% lower	Beta 25% higher
NII-Year 1	5.00%	3.55%	8.40%	7.01%
NII-Year 2	4.50%	3.10%	7.51%	6.16%

See the Net Interest Income section of Management’s Discussion and Analysis for further discussion.

Liquidity risk is the potential that an entity will be unable to meet its obligations as they come due because of an inability to liquidate assets or obtain funding or that it cannot easily unwind or offset exposures without significantly lowering market prices because of inadequate market depth or market disruptions. Management focuses on maintaining and enhancing liquidity by maximizing collateral based liquidity availability. When managing liquidity risk, First Financial considers the trend and stability of deposits, the degree and utilization of short-term, volatile sources of funds, and reliance on borrowings or brokered deposits. Management identifies, measures, monitors and controls liquidity while seeking to maintain diversification of funding sources, both on- and off-balance-sheet.

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

CRITICAL ACCOUNTING POLICIES

First Financial’s Consolidated Financial Statements are prepared based on the application of the Company's accounting policies.  These policies require the reliance on estimates and assumptions which are inherently subjective and may be susceptible to significant change.  Changes in underlying factors, assumptions or estimates could have a material impact on First Financial’s future financial condition and results of operations. In management’s opinion, certain accounting policies have a more significant impact than others on First Financial’s financial reporting.  For First Financial, these policies currently include accounting for the ACL - loans and leases, goodwill, pension and income taxes.  These accounting policies are discussed in detail in the Critical Accounting Policies section of Management’s Discussion and Analysis in First Financial’s 2022 Annual Report.  There were no changes to the accounting policies for the ACL, goodwill, pension or income taxes during the three months ended March 31, 2023.

ACCOUNTING AND REGULATORY MATTERS

Note 2 - Recently Adopted and Issued Accounting Standards in the Notes to Consolidated Financial Statements discusses new accounting standards adopted by First Financial in 2023 and 2022, as well as the expected impact of accounting standards issued but not yet adopted.  To the extent the adoption of new accounting standards materially affects financial condition, results of operations or liquidity, the impacts are discussed in the applicable Notes to the Consolidated Financial Statements and sections of Management’s Discussion and Analysis.

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

Table of Content
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

•the effect of changes in the level of checking or savings account deposits on our funding costs and net interest margin; and

Table of Content
•our ability to develop and execute effective business plans and strategies.

These and other risk factors are more fully described in First Financial's Annual Report on Form 10-K for the year ended December 31, 2022 under the section entitled “Item 1A. Risk Factors” and from time to time, in other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Actual results may differ materially from those expressed in or implied by any forward-looking statements. Except to the extent required by applicable law or regulation, First Financial undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

Table of Content
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

Table of Content
PART II-OTHER INFORMATION

Item 1.Legal Proceedings.

There have been no material changes to the disclosure in response to "Part I - Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

Item 1A.Risk Factors.

There are a number of factors that may adversely affect the Company's business, financial results, or stock price. See "Risk Factors" as disclosed in response to "Item 1A. to Part I - Risk Factors" of Form 10-K for the year ended December 31, 2022.

There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On January 27, 2022, the Board announced that it authorized a stock repurchase plan that provided for the purchase of up to 5,000,000 shares of common stock of the Company (the 2022 Stock Repurchase Plan). The 2022 Stock Repurchase Plan became effective January 1, 2022, upon the expiration of the previously authorized stock repurchase plan, and expires December 31, 2023. The Company did not purchase any shares under the 2022 Stock Repurchase Plan in the first quarter of 2023.

Table of Content
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

Table of Content
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FIRST FINANCIAL BANCORP.
(Registrant)

/s/ James M. Anderson		/s/ Scott T. Crawley
James M. Anderson		Scott T. Crawley
Executive Vice President and Chief Financial Officer		Senior Vice President and Controller
(Principal Accounting Officer)

Date	5/5/2023	Date	5/5/2023