Form 10-Q
period 2023-06-30
FIRST FINANCIAL BANCORP /OH/
filed 2023-08-04
CIK 708955

Table of Content
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                           June 30, 2023

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
Yes  ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The registrant has one class of common stock (no par value) with 95,124,547 shares outstanding at August 3, 2023.

Table of Content
FIRST FINANCIAL BANCORP.

Table of Content
Glossary of Abbreviations and Acronyms

First Financial has identified the following list of abbreviations and acronyms that are used in the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

ABL	Asset backed lending	Form 10-K	First Financial Bancorp. Annual Report on Form 10-K
ACL	Allowance for credit losses	FRB	Federal Reserve Bank
AFS	Available-for-sale	FTE	Fully tax equivalent
Allowance	Collectively or individually, Allowance for credit losses	GAAP	U.S. Generally Accepted Accounting Principles
AOCI	Accumulated other comprehensive income	HTC	Historic tax credit
ASC	Accounting standards codification	HTM	Held-to-maturity
ASU	Accounting standards update	Insignificant	Less than $0.1 million
Bank	First Financial Bank	IRLC	Interest rate lock commitment
Basel III	Basel Committee regulatory capital reforms, Third Basel Accord	LGD	Loss given default
BGF or Bannockburn	Bannockburn Global Forex, LLC	LIHTC	Low income housing tax credit
Bp/bps	Basis point(s)	MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
BOLI	Bank owned life insurance	MSFG	MainSource Financial Group, Inc.
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	N/A	Not applicable
CDs	Certificates of deposit	NII	Net interest income
C&I	Commercial & industrial	NMTC	New market tax credit
CRE	Commercial real estate	OREO	Other real estate owned
Company	First Financial Bancorp.	PCA	Prompt corrective action
DDA	Demand deposit account	PCD	Purchased credit deteriorated
Dodd-Frank	Dodd–Frank Wall Street Reform and Consumer Protection Act	PPP	Paycheck Protection Program
ERM	Enterprise risk management	R&S	Reasonable and Supportable
EVE	Economic value of equity	ROU	Right-of-use
Fair Value Topic	FASB ASC Topic 820, Fair Value Measurement	SAB	Staff Accounting Bulletin
FASB	Financial Accounting Standards Board	SEC	U.S. Securities and Exchange Commission
FDIC	Federal Deposit Insurance Corporation	SFG or Summit	Summit Funding Group, Inc.
FDM	Financial difficulty modification	SOFR	Secured Overnight Financing Rate
FHLB	Federal Home Loan Bank	Topic 842	FASB ASC Topic 842, Leasing
FINRA	Financial Industry Regulatory Authority	TDR	Troubled debt restructuring
First Financial	First Financial Bancorp.	USD	United States dollars

Table of Content
PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Cash and due from banks	$217,385	$207,501
Interest-bearing deposits with other banks	485,241	388,182
Investment securities available-for-sale, at fair value (amortized cost $3,660,078 at June 30, 2023 and $3,827,418 at December 31, 2022)	3,249,404	3,409,648
Investment securities held-to-maturity (fair value $72,399 at June 30, 2023 and $76,485 at December 31, 2022)	82,372	84,021
Other investments	141,892	143,160
Loans held for sale, at fair value	15,267	7,918
Loans and leases
Commercial & industrial	3,433,162	3,410,272
Lease financing	360,801	236,124
Construction real estate	536,464	512,050
Commercial real estate	4,048,460	4,052,759
Residential real estate	1,221,484	1,092,265
Home equity	728,711	733,791
Installment	165,216	209,895
Credit card	55,911	51,815
Total loans and leases	10,550,209	10,298,971
Less: Allowance for credit losses	(148,646)	(132,977)
Net loans and leases	10,401,563	10,165,994
Premises and equipment	192,077	189,080
Operating leases	132,272	91,738
Goodwill	1,005,828	1,001,507
Other intangibles	88,662	93,919
Accrued interest and other assets	1,078,186	1,220,648
Total assets	$17,090,149	$17,003,316

Liabilities
Deposits
Interest-bearing demand	$2,919,472	$3,037,153
Savings	3,785,445	3,828,139
Time	2,484,780	1,700,705
Total interest-bearing deposits	9,189,697	8,565,997
Noninterest-bearing	3,605,181	4,135,180
Total deposits	12,794,878	12,701,177
FHLB short-term borrowings	1,050,300	1,130,000
Other short-term borrowings	165,983	157,156
Total short-term borrowings	1,216,283	1,287,156
Long-term debt	339,963	346,672
Total borrowed funds	1,556,246	1,633,828
Accrued interest and other liabilities	595,606	626,938
Total liabilities	14,946,730	14,961,943

Shareholders' equity
Common stock - no par value
Authorized - 160,000,000 shares; Issued - 104,281,794 shares at both June 30, 2023 and December 31, 2022	1,632,659	1,634,605
Retained earnings	1,060,715	968,237
Accumulated other comprehensive income (loss)	(353,010)	(358,663)
Treasury stock, at cost, 9,096,311 shares at June 30, 2023 and 9,390,695 shares at December 31, 2022	(196,945)	(202,806)
Total shareholders' equity	2,143,419	2,041,373
Total liabilities and shareholders' equity	$17,090,149	$17,003,316
See Notes to Consolidated Financial Statements.

Table of Content
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Interest income
Loans and leases, including fees	$184,387	$97,091	$354,093	$184,273
Investment securities
Taxable	32,062	23,639	63,929	45,735
Tax-exempt	3,513	4,916	6,977	9,347
Total interest on investment securities	35,575	28,555	70,906	55,082
Other earning assets	3,933	505	7,477	625
Total interest income	223,895	126,151	432,476	239,980
Interest expense
Deposits	44,292	2,963	75,748	5,586
Short-term borrowings	15,536	1,566	28,486	1,883
Long-term borrowings	4,835	4,612	9,692	9,156
Total interest expense	64,663	9,141	113,926	16,625
Net interest income	159,232	117,010	318,550	223,355
Provision for credit losses - loans and leases	12,719	(4,267)	21,363	(9,856)
Provision for credit losses - unfunded commitments	(1,994)	3,481	(159)	3,255
Net interest income after provision for credit losses	148,507	117,796	297,346	229,956
Noninterest income
Service charges on deposit accounts	6,972	7,648	13,486	15,377
Wealth management fees	6,713	6,311	13,047	12,371
Bankcard income	3,692	3,823	7,284	7,160
Client derivative fees	1,827	1,369	2,832	2,172
Foreign exchange income	15,039	13,470	31,937	23,621
Leasing business income	10,265	7,247	23,929	13,323
Net gain from sales of loans	3,839	5,241	6,174	9,113
Net gain (loss) on sales of investment securities	(384)	0	(403)	3
Net gain (loss) on equity securities	(82)	(1,054)	58	(1,253)
Other	5,377	5,723	10,457	9,185
Total noninterest income	53,258	49,778	108,801	91,072
Noninterest expenses
Salaries and employee benefits	74,199	64,992	146,453	128,939
Net occupancy	5,606	5,359	11,291	11,105
Furniture and equipment	3,362	3,201	6,679	6,768
Data processing	9,871	8,334	18,891	16,598
Marketing	2,802	2,323	4,962	4,023
Communication	644	670	1,278	1,336
Professional services	2,308	2,214	4,254	4,373
State intangible tax	964	1,090	1,949	2,221
FDIC assessments	2,806	1,677	5,632	3,136
Intangible assets amortization	2,601	2,915	5,201	5,829
Leasing business expense	6,730	4,687	14,668	8,556
Other	8,722	5,572	16,050	12,955
Total noninterest expenses	120,615	103,034	237,308	205,839
Income before income taxes	81,150	64,540	168,839	115,189
Income tax expense (benefit)	15,483	13,020	32,769	22,368
Net income	$65,667	$51,520	$136,070	$92,821
Net earnings per common share - basic	$0.70	$0.55	$1.45	$0.99
Net earnings per common share - diluted	$0.69	$0.55	$1.43	$0.98
Average common shares outstanding - basic	93,924,068	93,555,131	93,828,829	93,470,005
Average common shares outstanding - diluted	95,169,348	94,449,817	95,065,334	94,357,392
See Notes to Consolidated Financial Statements.

Table of Content

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$65,667	$51,520	$136,070	$92,821
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on debt securities arising during the period	(24,896)	(101,078)	5,589	(243,479)
Change in retirement obligation	132	254	247	600
Unrealized gain (loss) on derivatives	(331)	0	(331)	0
Unrealized gain (loss) on foreign currency exchange	144	(27)	148	(16)
Other comprehensive income (loss)	(24,951)	(100,851)	5,653	(242,895)
Comprehensive income (loss)	$40,716	$(49,331)	$141,723	$(150,074)

See Notes to Consolidated Financial Statements.

Table of Content
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Second quarter
(Dollars in thousands except per share data)
(Unaudited)

	Common Stock		Retained	Accumulated other comprehensive	Treasury stock
	Shares	Amount	Earnings	income (loss)	Shares	Amount	Total
Balance at April 1, 2022	104,281,794	$1,634,903	$857,178	$(142,477)	(9,830,298)	$(212,159)	$2,137,445
Net income			51,520				51,520
Other comprehensive income (loss)				(100,851)			(100,851)
Cash dividends declared:
Common stock at $0.23 per share			(21,692)				(21,692)
Restricted stock awards, net of forfeitures		13			(2,704)	(86)	(73)
Share-based compensation expense		2,321					2,321
Balance at June 30, 2022	104,281,794	$1,637,237	$887,006	$(243,328)	(9,833,002)	$(212,245)	$2,068,670
Balance at April 1, 2023	104,281,794	$1,629,428	$1,016,893	$(328,059)	(9,091,388)	$(196,766)	$2,121,496
Net income			65,667				65,667
Other comprehensive income (loss)				(24,951)			(24,951)
Cash dividends declared:
Common stock at $0.23 per share			(21,845)				(21,845)
Exercise of stock options, net of shares purchased		(16)			1,387	30	14
Restricted stock awards, net of forfeitures		(928)			(6,310)	(209)	(1,137)
Share-based compensation expense		4,175					4,175
Balance at June 30, 2023	104,281,794	$1,632,659	$1,060,715	$(353,010)	(9,096,311)	$(196,945)	$2,143,419

See Notes to Consolidated Financial Statements.

Table of Content
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Year-to-date
(Dollars in thousands except per share data)
(Unaudited)

	Common Stock		Retained	Accumulated other comprehensive	Treasury stock
	Shares	Amount	Earnings	income (loss)	Shares	Amount	Total
Balance at January 1, 2022	104,281,794	$1,640,358	$837,473	$(433)	(10,132,554)	$(218,456)	$2,258,942
Net income			92,821				92,821
Other comprehensive income (loss)				(242,895)			(242,895)
Cash dividends declared:
Common stock at $0.46 per share			(43,288)				(43,288)
Exercise of stock options, net of shares purchased		(160)			15,660	337	177
Restricted stock awards, net of forfeitures		(8,789)			283,892	5,874	(2,915)
Share-based compensation expense		5,828					5,828
Balance at June 30, 2022	104,281,794	$1,637,237	$887,006	$(243,328)	(9,833,002)	$(212,245)	$2,068,670
Balance at January 1, 2023	104,281,794	$1,634,605	$968,237	$(358,663)	(9,390,695)	$(202,806)	$2,041,373
Net income			136,070				136,070
Other comprehensive income (loss)				5,653			5,653
Cash dividends declared:
Common stock at $0.46 per share			(43,592)				(43,592)
Exercise of stock options, net of shares purchased		(57)			4,855	105	48
Restricted stock awards, net of forfeitures		(10,680)			289,529	5,756	(4,924)
Share-based compensation expense		8,791					8,791
Balance at June 30, 2023	104,281,794	$1,632,659	$1,060,715	$(353,010)	(9,096,311)	$(196,945)	$2,143,419

See Notes to Consolidated Financial Statements.

Table of Content
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six months ended
	June 30,
	2023	2022
Operating activities
Net income	$136,070	$92,821
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recapture of) credit losses	21,204	(6,601)
Depreciation and amortization	15,036	16,107
Stock-based compensation expense	8,791	5,828
Pension expense (income)	1,752	1,179
Net amortization (accretion) on investment securities	3,779	7,630
Net (gain) loss on sales of investment securities	403	(3)
Net (gain) loss from equity securities	(58)	1,253
Originations of loans held for sale	(126,746)	(207,855)
Net gains from sales of loans held for sale	(6,174)	(9,113)
Proceeds from sales of loans held for sale	124,350	211,009
Deferred income taxes	8,762	10,086
Amortization of operating leases	3,791	3,802
Payments for operating leases	(3,924)	(3,902)
Decrease (increase) cash surrender value of life insurance	(2,250)	(1,085)
Decrease (increase) in interest receivable	(2,997)	(2,026)
(Decrease) increase in interest payable	30,939	232
Decrease (increase) in other assets	132,084	(32,908)
(Decrease) increase in other liabilities	(65,747)	179,297
Net cash provided by (used in) operating activities	279,065	265,751

Investing activities
Proceeds from sales of securities available-for-sale	4,750	5,003
Proceeds from calls, paydowns and maturities of securities available-for-sale	194,099	443,254
Purchases of securities available-for-sale	(35,718)	(403,863)
Proceeds from calls, paydowns and maturities of securities held-to-maturity	1,748	10,500
Purchases of other investment securities	(866)	(30,441)
Proceeds from calls, paydowns and maturities of other securities	2,192	8
Net decrease (increase) in interest-bearing deposits with other banks	(97,059)	29,837
Net decrease (increase) in loans and leases	(256,030)	(123,568)
Proceeds from disposal of other real estate owned	85	170
Purchases of premises and equipment	(12,033)	(7,237)
Net change in operating leases	(40,534)	(20,358)
Net cash (paid for) acquired from acquisitions	(3,495)	0
Life insurance death benefits	1,620	3,502
Net cash provided by (used in) investing activities	(241,241)	(93,193)

Financing activities
Net (decrease) increase in total deposits	93,701	(594,843)
Net (decrease) increase in short-term borrowings	(70,873)	599,797
Payments on long-term debt	(7,088)	(51,634)
Cash dividends paid on common stock	(43,728)	(43,537)
Proceeds from exercise of stock options	48	177
Net cash provided by (used in) financing activities	(27,940)	(90,040)

Cash and due from banks
Change in cash and due from banks	9,884	82,518
Cash and due from banks at beginning of period	207,501	220,031
Cash and due from banks at end of period	$217,385	$302,549
	(continued on next page)
See Notes to Consolidated Financial Statements.

Table of Content
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(Unaudited)

	Six months ended
	June 30,
	2023	2022
Supplemental disclosures
Interest paid	$82,987	$16,200
Income taxes paid, net of refunds	$7,717	$4,307

Supplemental schedule for investing activities
Business combinations
Assets acquired, net of purchase consideration	$(3,380)	$1,028
Liabilities assumed	941	238
Goodwill	$4,321	$(790)

See Notes to Consolidated Financial Statements.

Table of Content
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
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

Standards Adopted in 2022

During the first quarter of 2022, the SEC issued SAB No. 121. This bulletin adds interpretive guidance on the accounting and disclosure of obligations to safeguard crypto assets held for platform users. This guidance was applicable no later than the financial statements covering the first interim or annual period ending after June 15, 2022. Management reviewed its business activities and determined SAB 121 was not impactful to the Company’s Consolidated Financial Statements as the Company did not safeguard crypto assets at the time of adoption or as of June 30, 2023.

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

NOTE 3:  INVESTMENTS

For the three months and six months ended June 30, 2023, there were sales of $4.8 million of AFS securities with no gross realized gains and gross realized losses of $0.4 million. For the three months ended June 30, 2022, there were no sales of AFS securities. For the six months ended June 30, 2022, there were $5.0 million of sales of AFS securities with insignificant gross realized gains and gross realized losses.

The following is a summary of HTM and AFS investment securities as of June 30, 2023:

	Held-to-maturity				Available-for-sale
(Dollars in thousands)	Amortized cost	Unrecognized gain	Unrecognized loss	Fair value	Amortized cost	Unrealized gain	Unrealized loss	Fair value
U.S. Treasuries	$0	$0	$0	$0	$37,327	$0	$(4,480)	$32,847
Securities of U.S. government agencies and corporations	0	0	0	0	81,080	0	(13,213)	67,867
Mortgage-backed securities - residential	0	0	0	0	720,755	91	(95,822)	625,024
Mortgage-backed securities - commercial	34,151	0	(4,837)	29,314	639,464	0	(47,869)	591,595
Collateralized mortgage obligations	8,818	0	(947)	7,871	506,674	31	(64,521)	442,184
Obligations of state and other political subdivisions	8,153	83	(334)	7,902	827,645	1,601	(120,731)	708,515
Asset-backed securities	0	0	0	0	710,251	0	(53,080)	657,171
Other securities	31,250	0	(3,938)	27,312	136,882	0	(12,681)	124,201
Total	$82,372	$83	$(10,056)	$72,399	$3,660,078	$1,723	$(412,397)	$3,249,404

The following is a summary of HTM and AFS investment securities as of December 31, 2022:

	Held-to-maturity				Available-for-sale
(Dollars in thousands)	Amortized cost	Unrecognized gain	Unrecognized loss	Fair value	Amortized cost	Unrealized gain	Unrealized loss	Fair value
U.S. Treasuries	$0	$0	$0	$0	$37,312	$0	$(4,616)	$32,696
Securities of U.S. government agencies and corporations	0	0	0	0	80,382	0	(13,914)	66,468
Mortgage-backed securities - residential	0	0	0	0	747,478	47	(97,462)	650,063
Mortgage-backed securities - commercial	35,363	0	(4,114)	31,249	676,934	2	(47,374)	629,562
Collateralized mortgage obligations	9,280	0	(827)	8,453	538,970	181	(61,439)	477,712
Obligations of state and other political subdivisions	8,128	105	(201)	8,032	832,066	565	(124,168)	708,463
Asset-backed securities	0	0	0	0	772,261	39	(60,975)	711,325
Other securities	31,250	0	(2,499)	28,751	142,015	0	(8,656)	133,359
Total	$84,021	$105	$(7,641)	$76,485	$3,827,418	$834	$(418,604)	$3,409,648

Table of Content
The following table provides a summary of investment securities by contractual maturity as of June 30, 2023, except for residential and commercial mortgage-backed securities, collateralized mortgage obligations and asset-backed securities, which are shown as single totals due to the unpredictability of the timing in principal repayments.

	Held-to-maturity		Available-for-sale
(Dollars in thousands)	Amortized cost	Fair value	Amortized cost	Fair value
By Contractual Maturity:
Due in one year or less	$0	$0	$8,597	$8,498
Due after one year through five years	4,129	4,156	125,209	115,469
Due after five years through ten years	33,485	29,540	271,267	236,710
Due after ten years	1,789	1,518	677,861	572,753
Mortgage-backed securities - residential	0	0	720,755	625,024
Mortgage-backed securities - commercial	34,151	29,314	639,464	591,595
Collateralized mortgage obligations	8,818	7,871	506,674	442,184
Asset-backed securities	0	0	710,251	657,171
Total	$82,372	$72,399	$3,660,078	$3,249,404

Unrealized gains and losses on debt securities available-for-sale are generally due to fluctuations in current market yields relative to the yields of the securities at their amortized cost. All AFS securities with unrealized losses are reviewed quarterly to determine if any impairment exists, requiring a write-down to fair value. For AFS securities in an unrealized loss position, the Company first assesses whether it intends to sell or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For debt securities available-for-sale in an unrealized loss position that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis.

First Financial does not intend to sell, and it is not more likely than not that the Company will be required to sell, debt securities prior to maturity or recovery of the recorded value. Additionally, based on the Company's credit assessment of AFS securities in an unrealized loss position, the Company recorded no reserves for the periods ended June 30, 2023 or December 31, 2022.

As of June 30, 2023, the Company's investment securities portfolio consisted of 1,061 securities, of which 866 were in an unrealized loss position. As of December 31, 2022, the Company's investment securities portfolio consisted of 1,251 securities, of which 891 were in an unrealized loss position.

Primarily all of First Financial’s HTM debt securities are issued by U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. The remainder of the Company's HTM securities are non-agency collateralized mortgage obligations and obligations of state and other political subdivisions which currently carry ratings no lower than A+. There were no HTM securities on nonaccrual status or past due at June 30, 2023 or December 31, 2022.

Management measures expected credit losses on HTM debt securities on a collective basis by security type. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The Company did not record an ACL for these securities as of June 30, 2023 or December 31, 2022.

Table of Content
The following tables provide the fair value and gross unrealized losses of AFS investment securities in an unrealized loss position for which an ACL has not been recorded, aggregated by investment category and the length of time the individual securities have been in a continuous loss position:

	June 30, 2023
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. Treasuries	$2,388	$(45)	$30,459	$(4,435)	$32,847	$(4,480)
Securities of U.S. Government agencies and corporations	0	0	67,867	(13,213)	67,867	(13,213)
Mortgage-backed securities - residential	128,696	(5,219)	475,280	(90,603)	603,976	(95,822)
Mortgage-backed securities - commercial	38,384	(1,170)	553,211	(46,699)	591,595	(47,869)
Collateralized mortgage obligations	62,687	(3,421)	370,635	(61,100)	433,322	(64,521)
Obligations of state and other political subdivisions	117,623	(4,769)	530,508	(115,962)	648,131	(120,731)
Asset-backed securities	40,229	(826)	611,943	(52,254)	652,172	(53,080)
Other securities	37,062	(1,437)	87,138	(11,244)	124,200	(12,681)
Total	$427,069	$(16,887)	$2,727,041	$(395,510)	$3,154,110	$(412,397)

	December 31, 2022
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. Treasuries	$2,383	$(46)	$30,313	$(4,570)	$32,696	$(4,616)
Securities of U.S. Government agencies and corporations	0	0	66,468	(13,914)	66,468	(13,914)
Mortgage-backed securities - residential	195,972	(10,413)	443,415	(87,049)	639,387	(97,462)
Mortgage-backed securities - commercial	440,207	(18,823)	175,530	(28,551)	615,737	(47,374)
Collateralized mortgage obligations	199,138	(12,453)	269,242	(48,986)	468,380	(61,439)
Obligations of state and other political subdivisions	295,913	(31,196)	368,673	(92,972)	664,586	(124,168)
Asset-backed securities	250,946	(9,410)	422,090	(51,565)	673,036	(60,975)
Other securities	118,262	(6,865)	9,959	(1,791)	128,221	(8,656)
Total	$1,502,821	$(89,206)	$1,785,690	$(329,398)	$3,288,511	$(418,604)

Table of Content
The following tables provide the fair value and gross unrealized losses of HTM investment securities in an unrealized loss position for which an ACL has not been recorded, aggregated by investment category and the length of time the individual securities have been in a continuous loss position:

	June 30, 2023
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. Treasuries	$0	$0	$0	$0	$0	$0
Securities of U.S. Government agencies and corporations	0	0	0	0	0	0
Mortgage-backed securities - residential	0	0	0	0	0	0
Mortgage-backed securities - commercial	0	0	29,314	(4,837)	29,314	(4,837)
Collateralized mortgage obligations	0	0	7,871	(947)	7,871	(947)
Obligations of state and other political subdivisions	3,926	(63)	1,518	(271)	5,444	(334)
Asset-backed securities	0	0	0	0	0	0
Other securities	0	0	27,312	(3,938)	27,312	(3,938)
Total	$3,926	$(63)	$66,015	$(9,993)	$69,941	$(10,056)

	December 31, 2022
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. Treasuries	$0	$0	$0	$0	$0	$0
Securities of U.S. Government agencies and corporations	0	0	0	0	0	0
Mortgage-backed securities - residential	0	0	0	0	0	0
Mortgage-backed securities - commercial	17,656	(2,197)	13,593	(1,917)	31,249	(4,114)
Collateralized mortgage obligations	6,317	(606)	2,136	(221)	8,453	(827)
Obligations of state and other political subdivisions	5,160	(201)	0	0	5,160	(201)
Asset-backed securities	0	0	0	0	0	0
Other securities	7,081	(418)	21,670	(2,081)	28,751	(2,499)
Total	$36,214	$(3,422)	$37,399	$(4,219)	$73,613	$(7,641)

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

The following table sets forth the Company's loan portfolio at June 30, 2023 by risk attribute and origination date as well as current period gross chargeoffs:

(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Term Total	Revolving	Total
Commercial & industrial
Pass	$833,285	$268,639	$495,831	$319,741	$186,836	$335,945	$2,440,277	$884,609	$3,324,886
Special mention	10,798	1,082	1,924	3,676	3,314	1,831	22,625	19,277	41,902
Substandard	2,825	18,645	13,489	9,947	6,232	0	51,138	15,236	66,374
Doubtful	0	0	0	0	0	0	0	0	0
Total	$846,908	$288,366	$511,244	$333,364	$196,382	$337,776	$2,514,040	$919,122	$3,433,162
YTD Gross chargeoffs	$0	$109	$2,001	$99	$19	$874	$3,102	$0	$3,102
Lease financing
Pass	$147,479	$26,870	$21,925	$10,690	$8,092	$138,416	$353,472	$0	$353,472
Special mention	0	1,413	0	0	1,083	0	2,496	0	2,496
Substandard	4,685	7	0	0	141	0	4,833	0	4,833
Total	$152,164	$28,290	$21,925	$10,690	$9,316	$138,416	$360,801	$0	$360,801
YTD Gross chargeoffs	$0	$0	$103	$0	$0	$0	$103	$0	$103
Construction real estate
Pass	$118,653	$111,676	$192,647	$79,544	$5,675	$9,403	$517,598	$18,866	$536,464
Special mention	0	0	0	0	0	0	0	0	0
Substandard	0	0	0	0	0	0	0	0	0
Total	$118,653	$111,676	$192,647	$79,544	$5,675	$9,403	$517,598	$18,866	$536,464
YTD Gross chargeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial real estate - investor
Pass	$648,427	$674,753	$435,322	$279,742	$690,004	$224,645	$2,952,893	$19,801	$2,972,694
Special mention	8,960	45,506	16,021	17,073	53	0	87,613	241	87,854
Substandard	0	27,805	0	6,524	3,959	0	38,288	0	38,288
Doubtful	0	0	0	0	0	0	0	0	0

Table of Content

(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Term Total	Revolving	Total
Total	$657,387	$748,064	$451,343	$303,339	$694,016	$224,645	$3,078,794	$20,042	$3,098,836
YTD Gross chargeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial real estate - owner
Pass	$169,544	$282,338	$143,543	$152,263	$94,983	$63,126	$905,797	$8,191	$913,988
Special mention	546	14,717	1,169	1,120	5,356	0	22,908	0	22,908
Substandard	0	9,864	416	840	958	0	12,078	650	12,728
Total	$170,090	$306,919	$145,128	$154,223	$101,297	$63,126	$940,783	$8,841	$949,624
YTD Gross chargeoffs	$0	$0	$0	$2,643	$0	$71	$2,714	$0	$2,714
Residential real estate
Performing	$345,978	$232,432	$267,097	$195,475	$105,808	$59,786	$1,206,576	$0	$1,206,576
Nonperforming	969	7,132	1,659	2,451	2,620	77	14,908	0	14,908
Total	$346,947	$239,564	$268,756	$197,926	$108,428	$59,863	$1,221,484	$0	$1,221,484
YTD Gross chargeoffs	$0	$0	$0	$1	$19	$0	$20	$0	$20
Home equity
Performing	$24,616	$27,441	$30,996	$35,778	$10,845	$11,754	$141,430	$581,946	$723,376
Nonperforming	54	370	192	62	0	5	683	4,652	5,335
Total	$24,670	$27,811	$31,188	$35,840	$10,845	$11,759	$142,113	$586,598	$728,711
YTD Gross chargeoffs	$0	$0	$7	$0	$0	$105	$112	$0	$112
Installment
Performing	$49,396	$4,693	$30,774	$5,355	$2,601	$12,317	$105,136	$58,340	$163,476
Nonperforming	648	31	654	8	11	38	1,390	350	1,740
Total	$50,044	$4,724	$31,428	$5,363	$2,612	$12,355	$106,526	$58,690	$165,216
YTD Gross chargeoffs	$0	$1,516	$1,394	$111	$5	$13	$3,039	$0	$3,039
Credit cards
Performing	$0	$0	$0	$0	$0	$0	$0	$55,731	$55,731
Nonperforming	0	0	0	0	0	0	0	180	180
Total	$0	$0	$0	$0	$0	$0	$0	$55,911	$55,911
YTD Gross chargeoffs	$0	$0	$0	$0	$0	$0	$0	$491	$491

Table of Content
The following table sets forth the Company's loan portfolio at December 31, 2022 by risk attribute and origination date:

(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Term Total	Revolving	Total
Commercial & industrial
Pass	$879,836	$561,890	$348,123	$209,758	$112,282	$206,656	$2,318,545	$971,080	$3,289,625
Special mention	2,740	13,821	4,125	14,047	8,523	5,544	48,800	18,055	66,855
Substandard	2,335	5,176	11,886	8,016	3,331	13,812	44,556	9,236	53,792
Total	$884,911	$580,887	$364,134	$231,821	$124,136	$226,012	$2,411,901	$998,371	$3,410,272
Lease financing
Pass	$167,035	$25,638	$13,705	$12,797	$9,402	$2,930	$231,507	$0	$231,507
Special mention	0	0	70	0	0	0	70	0	70
Substandard	4,363	0	0	164	11	9	4,547	0	4,547
Total	$171,398	$25,638	$13,775	$12,961	$9,413	$2,939	$236,124	$0	$236,124
Construction real estate
Pass	$89,116	$276,639	$96,823	$4,902	$390	$353	$468,223	$23,266	$491,489
Special mention	0	14,395	0	0	6,166	0	20,561	0	20,561
Substandard	0	0	0	0	0	0	0	0	0
Total	$89,116	$291,034	$96,823	$4,902	$6,556	$353	$488,784	$23,266	$512,050
Commercial real estate - investor
Pass	$643,174	$470,085	$301,510	$719,699	$300,772	$508,639	$2,943,879	$26,153	$2,970,032
Special mention	0	13,090	23,111	9,297	26,079	13,804	85,381	861	86,242
Substandard	0	6,950	6	4,025	17,178	9,631	37,790	0	37,790
Total	$643,174	$490,125	$324,627	$733,021	$344,029	$532,074	$3,067,050	$27,014	$3,094,064
Commercial real estate - owner
Pass	$165,411	$155,041	$170,587	$101,137	$112,063	$211,377	$915,616	$11,125	$926,741
Special mention	0	0	0	1,479	0	14,040	15,519	0	15,519
Substandard	0	525	844	5,114	3,501	6,451	16,435	0	16,435
Doubtful	0	0	0	0	0	0	0	0	0
Total	$165,411	$155,566	$171,431	$107,730	$115,564	$231,868	$947,570	$11,125	$958,695
Residential real estate
Performing	$320,676	$274,816	$205,948	$110,745	$51,583	$114,642	$1,078,410	$0	$1,078,410
Nonperforming	414	1,615	1,286	2,554	1,755	6,231	13,855	0	13,855
Total	$321,090	$276,431	$207,234	$113,299	$53,338	$120,873	$1,092,265	$0	$1,092,265
Home equity
Performing	$26,411	$33,414	$38,226	$11,733	$8,051	$24,985	$142,820	$585,712	$728,532
Nonperforming	5	136	298	78	104	430	1,051	4,208	5,259
Total	$26,416	$33,550	$38,524	$11,811	$8,155	$25,415	$143,871	$589,920	$733,791
Installment
Performing	$100,256	$38,694	$7,244	$3,915	$2,861	$3,242	$156,212	$51,854	$208,066
Nonperforming	650	794	18	6	20	42	1,530	299	1,829
Total	$100,906	$39,488	$7,262	$3,921	$2,881	$3,284	$157,742	$52,153	$209,895
Credit cards
Performing	$0	$0	$0	$0	$0	$0	$0	$51,287	$51,287
Nonperforming	0	0	0	0	0	0	0	528	528
Total	$0	$0	$0	$0	$0	$0	$0	$51,815	$51,815
Grand Total	$2,402,422	$1,892,719	$1,223,810	$1,219,466	$664,072	$1,142,818	$8,545,307	$1,753,664	$10,298,971

Table of Content
Delinquency. Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the date of the scheduled payment.

Loan delinquency, including loans classified as nonaccrual, was as follows:

	As of June 30, 2023
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 89 days past due	Total past due	Current	Total	> 89 days past due and still accruing
Loans
Commercial & industrial	$2,216	$6,849	$3,285	$12,350	$3,420,812	$3,433,162	$0
Lease financing	4,751	2,840	1,453	9,044	351,757	360,801	693
Construction real estate	0	0	0	0	536,464	536,464	0
Commercial real estate-investor	11	0	6,524	6,535	3,092,301	3,098,836	0
Commercial real estate-owner	197	24	5,258	5,479	944,145	949,624	0
Residential real estate	4,389	2,111	2,049	8,549	1,212,935	1,221,484	0
Home equity	1,715	1,152	1,768	4,635	724,076	728,711	0
Installment	746	536	340	1,622	163,594	165,216	0
Credit card	316	206	182	704	55,207	55,911	180
Total	$14,341	$13,718	$20,859	$48,918	$10,501,291	$10,550,209	$873

	As of December 31, 2022
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 89 days past due	Total past due	Current	Total	> 89 days past due and still accruing
Loans
Commercial & industrial	$5,375	$72	$501	$5,948	$3,404,324	$3,410,272	$0
Lease financing	5,212	1,052	843	7,107	229,017	236,124	742
Construction real estate	0	0	0	0	512,050	512,050	0
Commercial real estate-investor	0	0	0	0	3,094,064	3,094,064	0
Commercial real estate-owner	26	5,216	44	5,286	953,409	958,695	0
Residential real estate	4,254	2,074	3,260	9,588	1,082,677	1,092,265	0
Home equity	1,725	729	1,209	3,663	730,128	733,791	0
Installment	874	490	414	1,778	208,117	209,895	0
Credit card	261	150	116	527	51,288	51,815	115
Total	$17,727	$9,783	$6,387	$33,897	$10,265,074	$10,298,971	$857

Nonaccrual. Loans are classified as nonaccrual when, in the opinion of management, collection of principal or interest is doubtful or when principal or interest payments are 90 days or more past due. Generally, loans are classified as nonaccrual due to the continued failure to adhere to contractual payment terms by the borrower, coupled with other pertinent factors. When a loan is classified as nonaccrual, the accrual of interest income is discontinued and previously accrued but unpaid interest is reversed. Any payments received while a loan is on nonaccrual status are applied as a reduction to the carrying value of the loan. A loan classified as nonaccrual may return to accrual status if none of the principal and interest is past due, and the Bank expects repayment of the remaining contractual principal and interest.

Financial Difficulty Modifications. Effective January 1, 2023, First Financial prospectively adopted ASU 2022-02 which eliminated the accounting for TDRs while establishing a new standard for the treatment of modifications made to borrowers experiencing financial difficulties, defined by First Financial as FDMs. As such, effective with the adoption of the standard, the Company prospectively will not include FDMs in the calculation of nonperforming loans, nonperforming assets or classified assets. Prior period data, which included TDRs, has not been adjusted.

FDM might result when a borrower is in financial distress, and may be in the form of principal forgiveness, an interest rate reduction, a term extension or an other-than-insignificant payment delay. In some cases, the Company might provide multiple types of modifications for a single loan. One type of modification, such as delay, may be granted initially, however, if the borrower continues to experience financial difficulty, another modification, such as term extension and/or interest rate reduction might be granted. Loans included in the "combination" column in the table that follows have more than one modification made to the same loan within the current reporting period. Additionally, modifications with a term extension or interest rate reduction

Table of Content
are intended to reduce the borrower’s monthly payment, while modifications with a payment delay, which typically allow borrowers to make monthly payments, interest only payments for a period of time, are structured to cure the payment defaults by making delinquent payments due at maturity. Payment deferrals may be up to one year and have minimal financial impact since the deferred payments are paid at maturity.

The following table provides the amortized cost basis of FDM as of June 30, 2023 by class of loan and type of modification:

	June 30, 2023
(Dollars in thousands)	Principal forgiveness	Payment delay	Term extension	Interest rate reduction	Combination: Term extension and interest rate reduction	Total	Percent of total class of loans
Commercial & industrial	$0	$0	$4,805	$0	$0	$4,805	0.14%
Residential real estate	0	1,028	102	0	57	1,187	0.10%
Home equity	0	0	169	0	15	184	0.03%
Total	$0	$1,028	$5,076	$0	$72	$6,176	0.06%

The following table provides the financial effect of FDM as of June 30, 2023:

	June 30, 2023
(Dollars in thousands)	Principal forgiveness	Weighted average interest rate reduction	Weighted average term extension
Residential real estate	$0	2.00%	8.3 years
Home equity	0	0.31%	22.6 years
Total	$0	1.65%	11.2 years

The Company has committed to lend no additional amounts to the borrowers who have been classified as FDM. Additionally, there was one FDM with a balance of $0.2 million that defaulted during the three and six months ended June 30, 2023.

The Company closely monitors the performance of FDMs to understand the effectiveness of its modification efforts. The following table provides the performance of loans that have been modified since the January 1, 2023 adoption date of ASU 2022-02:

	Payment status as of
	June 30, 2023
(Dollars in thousands)	Current	30 – 59 days past due	60 – 89 days past due	> 89 days past due
Commercial & industrial	$4,805	$0	$0	$0
Residential real estate	970	0	217	0
Home equity	184	0	0	0
Total	$5,959	$0	$217	$0

Nonperforming loans. Effective January 1, 2023, loans classified as nonaccrual are considered nonperforming. Prior to the adoption of ASU 2022-02, nonperforming loans included nonaccrual loans as well as TDRs.

First Financial individually reviews all nonperforming loan relationships greater than $250,000 to determine if a specific reserve is required based on the borrower’s overall financial condition, resources and payment record, support from guarantors and the realizable value of any collateral. Specific reserves are based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.

Table of Content
The following table provides information on nonperforming loans:

	June 30, 2023			December 31, 2022
(Dollars in thousands)	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual
Nonaccrual loans (1)
Commercial & industrial	$13,170	$8,338	$21,508	$6,692	$1,550	$8,242
Lease financing	4,685	148	4,833	0	178	178
Construction real estate	0	0	0	0	0	0
Commercial real estate	0	11,876	11,876	5,216	570	5,786
Residential real estate	0	11,697	11,697	0	10,691	10,691
Home equity	0	3,239	3,239	0	3,123	3,123
Installment	0	568	568	0	603	603
Total nonaccrual loans	$17,855	$35,866	$53,721	$11,908	$16,715	$28,623
(1) Nonaccrual loans include nonaccrual TDR of $10.0 million as of December 31, 2022.

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2023	2022	2023	2022
Interest income effect on nonperforming loans
Gross amount of interest that would have been recorded under original terms	$1,285	$815	$2,001	$1,588
Interest included in income
Nonaccrual loans	284	268	592	558
Troubled debt restructurings	0	111	0	162
Total interest included in income	284	379	592	720
Net impact on interest income	$1,001	$436	$1,409	$868

Table of Content
A loan is considered to be collateral dependent when the borrower is experiencing financial difficulty and the repayment is expected to be provided substantially through the operation or sale of collateral. The following table presents the amortized cost basis of collateral dependent loans by class of loan.

	June 30, 2023
	Type of Collateral
(Dollar in thousands)	Business assets	Commercial real estate	Equipment	Land	Residential real estate	Other	Total
Class of loan
Commercial & industrial	$11,158	$0	$10,139	$0	$0	$211	$21,508
Lease financing	0	0	4,833	0	0	0	4,833
Commercial real estate-investor	0	6,524	0	0	13	0	6,537
Commercial real estate-owner	0	3,413	1,894	32	0	0	5,339
Residential real estate	0	0	0	0	11,697	0	11,697
Home equity	0	0	0	0	3,239	0	3,239
Installment	0	0	0	0	0	568	568
Total	$11,158	$9,937	$16,866	$32	$14,949	$779	$53,721

	December 31, 2022
	Type of Collateral
(Dollar in thousands)	Business assets	Commercial real estate	Equipment	Land	Residential real estate	Other	Total
Class of loan
Commercial & industrial	$8,205	$0	$0	$0	$0	$37	$8,242
Lease financing	0	0	178	0	0	0	178
Commercial real estate-investor	0	353	0	0	22	0	375
Commercial real estate-owner	0	3,399	1,893	119	0	0	5,411
Residential real estate	0	0	0	0	10,691	0	10,691
Home equity	0	0	0	0	3,123	0	3,123
Installment	0	0	0	0	0	603	603
Total	$8,205	$3,752	$2,071	$119	$13,836	$640	$28,623

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

Table of Content
The components of the Company's net investments in direct financing and sales-type leases, which are included in Lease financing on the Consolidated Balance Sheets are as follows:

(Dollar in thousands)	June 30, 2023	December 31, 2022
Direct financing leases
Lease receivables	$27,037	$35,081
Unguaranteed residual values	13,535	16,058
Sales-type leases
Lease receivables	318,510	184,985
Unguaranteed residual values	1,719	0
Total net investment in direct financing and sales-type leases	$360,801	$236,124

Interest income for direct financing and sales-type leases was $6.2 million and $2.6 million for the three months ended June 30, 2023 and June 30, 2022, respectively. Interest income for direct financing and sales-type leases was $11.1 million and $4.9 million for the six months ended June 30, 2023 and June 30, 2022, respectively.

The remaining maturities of lease receivables were as follows:

(Dollars in thousands)	Direct financing and Sales-type
Remainder of 2023	$37,262
2024	71,228
2025	64,960
2026	61,894
2027	69,256
Thereafter	86,797
Total lease payments	391,397
Less: unearned interest income	(45,850)
Net lease receivables	$345,547

Table of Content

OREO. OREO consists of properties acquired by the Company primarily through the loan foreclosure or repossession process, that results in partial or total satisfaction of problem loans.

Changes in OREO were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2023	2022	2023	2022
Balance at beginning of period	$191	$72	$191	$98
Additions
Commercial & industrial	0	0	0	0
Residential real estate	319	64	319	136
Total additions	319	64	319	136
Disposals
Commercial & industrial	0	0	0	(98)
Residential real estate	(85)	(72)	(85)	(72)
Total disposals	(85)	(72)	(85)	(170)
Valuation adjustment
Commercial & industrial	0	0	0	0
Residential real estate	(144)	(42)	(144)	(42)
Total valuation adjustment	(144)	(42)	(144)	(42)
Balance at end of period	$281	$22	$281	$22

NOTE 5:  ALLOWANCE FOR CREDIT LOSSES

Allowance for credit losses - loans and leases. The ACL is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. The ACL is increased by provision expense and decreased by charge-offs, net of recoveries of amounts previously charged-off. First Financial's policy is to charge-off all or a portion of a loan when, in management's opinion, it is unlikely to collect the principal amount owed in full either through payments from the borrower or a guarantor or from the liquidation of collateral. Similarly, upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. Cumulative recovery payments credited to the ACL for any loan do not exceed the amount charged-off. Accrued interest receivable on loans and leases, which totaled $50.0 million and $47.5 million as of June 30, 2023 and December 31, 2022, respectively, is excluded from the estimate of credit losses.

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

Table of Content
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

First Financial's ACL is influenced by loan volumes, risk rating migration or delinquency status, and other conditions impacting loss expectations, such as reasonable and supportable forecasts of economic conditions. For the three months ended June 30, 2023, the ACL increased due to slower prepayment speeds and loan growth. For the six months ended June 30, 2023, the ACL increased due to slower prepayment speeds, changes in economic forecasts, and loan growth.

Changes in the allowance by loan category were as follows:

	Three months ended June 30, 2023
			Real Estate
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction real estate	Commercial real estate	Residential real estate	Home Equity	Installment	Credit card	Total
Allowance for credit losses:
Balance at beginning of period	$45,905	$3,950	$13,646	$42,020	$15,536	$13,380	$4,693	$2,461	$141,591
Provision for credit losses	(1,537)	4,208	(1,868)	4,926	3,776	1,476	1,198	540	12,719
Gross charge-offs	(2,372)	(90)	0	(2,648)	(20)	(21)	(1,515)	(274)	(6,940)
Recoveries	631	1	0	153	113	232	90	56	1,276
Total net charge-offs	(1,741)	(89)	0	(2,495)	93	211	(1,425)	(218)	(5,664)
Ending allowance for credit losses	$42,627	$8,069	$11,778	$44,451	$19,405	$15,067	$4,466	$2,783	$148,646

	Three months ended June 30, 2022
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction real estate	Commercial real estate	Residential real estate	Home Equity	Installment	Credit card	Total
Allowance for credit losses:
Balance at beginning of period	$37,783	$2,093	$11,410	$51,512	$6,152	$9,676	$1,075	$4,429	$124,130
Provision for credit losses	1,992	124	555	(10,431)	1,201	966	428	898	(4,267)
Loans charged off	(773)	(8)	0	(3,419)	(4)	(22)	(361)	(212)	(4,799)
Recoveries	177	3	0	2,194	34	360	47	6	2,821
Total net charge-offs	(596)	(5)	0	(1,225)	30	338	(314)	(206)	(1,978)
Ending allowance for credit losses	$39,179	$2,212	$11,965	$39,856	$7,383	$10,980	$1,189	$5,121	$117,885

Table of Content

	Six months ended June 30, 2023
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction real estate	Commercial real estate	Residential real estate	Home equity	Installment	Credit card	Total
Allowance for credit losses:
Beginning balance	$42,313	$3,571	$13,527	$41,106	$12,684	$12,447	$4,945	$2,384	$132,977
Provision for credit losses	2,676	4,599	(1,749)	3,668	6,562	2,420	2,416	771	21,363
Loans charged off	(3,102)	(103)	0	(2,714)	(20)	(112)	(3,039)	(491)	(9,581)
Recoveries	740	2	0	2,391	179	312	144	119	3,887
Total net charge-offs	(2,362)	(101)	0	(323)	159	200	(2,895)	(372)	(5,694)
Ending allowance for credit losses	$42,627	$8,069	$11,778	$44,451	$19,405	$15,067	$4,466	$2,783	$148,646

	Six months ended June 30, 2022
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction real estate	Commercial real estate	Residential real estate	Home equity	Installment	Credit card	Total
Allowance for credit losses:
Beginning balance	$44,052	$1,633	$11,874	$53,420	$6,225	$9,643	$1,097	$4,048	$131,992
Provision for credit losses	(1,811)	682	91	(12,561)	1,060	755	562	1,366	(9,856)
Loans charged off	(3,618)	(139)	0	(3,419)	(26)	(43)	(538)	(458)	(8,241)
Recoveries	556	36	0	2,416	124	625	68	165	3,990
Total net charge-offs	(3,062)	(103)	0	(1,003)	98	582	(470)	(293)	(4,251)
Ending allowance for credit losses	$39,179	$2,212	$11,965	$39,856	$7,383	$10,980	$1,189	$5,121	$117,885

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

The ACL on unfunded commitments was $18.2 million as of June 30, 2023 and $18.4 million as of December 31, 2022. Additionally, First Financial recorded a provision recapture related to the allowance on unfunded commitments of $2.0 million and $0.2 million for the three and six months ended June 30, 2023, respectively. For the three and six months ended June 30, 2022, First Financial recorded a provision for credit losses on unfunded commitments of $3.5 million and $3.3 million, respectively.

NOTE 6:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill. Assets and liabilities acquired in a business combination are recorded at their estimated fair values as of the acquisition date. The excess of the purchase price of the acquisition over the fair value of net assets acquired is recorded as goodwill.

Changes in the carrying amount of goodwill for the three and six months ended June 30, 2023 and June 30, 2022 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2023	2022	2023	2022
Balance at beginning of period	$1,005,738	$999,959	$1,001,507	$1,000,749
Goodwill resulting from business combinations	90	0	4,321	(790)
Balance at end of period	$1,005,828	$999,959	$1,005,828	$999,959

Table of Content
In the first quarter of 2023, First Financial recorded $4.2 million of goodwill related to the acquisition of the assets of Brady Ware Capital. Brady Ware Capital specializes in buy-side and sell-side consulting services for mid-sized businesses. This acquisition is consistent with First Financial's approach of adding niche financial services to core banking capabilities and further expands its broad service offerings. In May 2023, First Financial also acquired Brady Ware Corporate Finance, a broker-dealer and member of FINRA. First Financial recorded $0.1 million of goodwill in connection with the acquisition of Brady Ware Corporate Finance. The fair value measurements of Brady Ware assets and liabilities are subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values become available, and the measurement period ends in January 2024 for Brady Ware Capital. The measurement period for recording adjustments to the fair value of assets and liabilities ends in May 2024 for Brady Ware Corporate Finance.

In the first quarter of 2022, First Financial recorded adjustments of $0.8 million to goodwill resulting from the acquisition of Summit Funding Group, Inc. First Financial recorded its final adjustments to goodwill related to the Summit acquisition in the fourth quarter of 2022.

Goodwill is evaluated for impairment on an annual basis as of October 1 of each year, or whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value. First Financial performed its most recent annual impairment test as of October 1, 2022 and no impairment was indicated. As of June 30, 2023, no events or changes in circumstances indicated that the fair value of the reporting unit was below its carrying value.

Other intangible assets. Other intangible assets consist primarily of core deposit, customer lists, mortgage servicing rights and other miscellaneous intangibles, such as purchase commissions, non-compete agreements and trade name intangibles.

Core deposit intangibles represent the estimated fair value of acquired customer deposit relationships on the date of acquisition and are amortized on an accelerated basis over their estimated useful lives. First Financial's core deposit intangibles have an estimated weighted average remaining life of 4.8 years.

First Financial recorded a customer list intangible asset in conjunction with the Summit acquisition to account for the obligation or advantage on the part of either the Company or the customer to continue the pre-existing relationship subsequent to the merger. The customer list intangible asset is being amortized on a straight-line basis over its estimated useful life of 12 years and was $26.4 million and $27.6 million at June 30, 2023 and December 31, 2022, respectively. Additionally, First Financial recorded a customer list intangible asset in conjunction with the Bannockburn acquisition which is being amortized on a straight-line basis over its estimated useful life of 11 years and was $25.7 million and $27.5 million at June 30, 2023 and December 31, 2022, respectively.

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

Amortization expense recognized on other intangible assets for the three months ended June 30, 2023 and June 30, 2022 was $3.4 million and $3.7 million, respectively, which includes MSR amortization expense of $0.8 million for each period. Amortization expense recognized on other intangible assets for the six months ended June 30, 2023 and June 30, 2022 was $6.7 million and $7.5 million, which includes MSR amortization of $1.5 million and $1.6 million, respectively. MSR amortization is included in other noninterest income on the Consolidated Statements of Income.

Table of Content
The gross carrying amount and accumulated amortization of other intangible assets at June 30, 2023 and December 31, 2022 were as follows:

(Dollars in thousands)	June 30, 2023		December 31, 2022
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Core deposit intangibles	$41,750	$(27,941)	$41,750	$(26,488)
Customer list	69,563	(17,506)	69,563	(14,457)
Other	10,960	(4,668)	14,079	(7,064)
Mortgage servicing rights	22,230	(5,726)	21,347	(4,811)
Total	$144,503	$(55,841)	$146,739	$(52,820)

NOTE 7:  LEASES - LESSEE

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. For contracts where First Financial is a lessee, the recipient of the right to control, substantially all of those agreements are for real estate property for branches, ATM locations and office space.

Substantially all of the company's leases are classified as operating leases. Under Topic 842, operating lease agreements are required to be recognized on the Consolidated Balance Sheets as an ROU asset and a corresponding lease liability. The Company's right to use an asset over the life of a lease is recorded as a ROU asset in Accrued interest and other assets on the Consolidated Balance Sheets and was $51.3 million and $54.3 million at June 30, 2023 and December 31, 2022, respectively. Certain adjustments to the ROU asset may be required for items such as initial direct costs paid or incentives received. First Financial recorded a $61.5 million and $64.5 million lease liability in Accrued interest and other liabilities on the Consolidated Balance Sheets at June 30, 2023 and December 31, 2022, respectively.

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

The components of lease expense were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2023	2022	2023	2022
Operating lease cost	$1,877	$1,903	$3,791	$3,802
Short-term lease cost	0	4	0	7
Variable lease cost	756	720	1,514	1,459
Total operating lease cost	$2,633	$2,627	$5,305	$5,268

Table of Content
Future minimum commitments due under these lease agreements as of June 30, 2023 are as follows:

(Dollars in thousands)	Operating leases
2023 (remaining six months)	$3,746
2024	7,268
2025	6,961
2026	6,748
2027	6,234
Thereafter	46,872
Total lease payments	77,829
Less imputed interest	(16,317)
Total	$61,512

The weighted average remaining lease term and discount rate for the Company's operating leases were as follows:

	June 30, 2023	December 31, 2022
Operating leases
Weighted-average remaining lease term	12.9 years	13.1 years
Weighted-average discount rate	3.32%	3.29%

Supplemental cash information at June 30, 2023 and 2022 related to leases was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,953	$1,960	$3,924	$3,902
ROU assets obtained in exchange for lease obligations
Operating leases	(209)	110	292	2,111

NOTE 8: OPERATING LEASES - LESSOR

First Financial provides financing for various types of equipment through a variety of leasing arrangements. Operating leases are carried at cost less accumulated depreciation in the Consolidated Balance Sheets. Operating leases were $132.3 million and $91.7 million at June 30, 2023 and December 31, 2022, respectively, net of accumulated depreciation of $47.3 million and $35.0 million, respectively. The Company recorded lease income of $7.9 million and $5.6 million related to lease payments for operating leases in leasing business revenue in the Consolidated Statement of Income for the three months ended June 30, 2023 and 2022, respectively. The Company recorded lease income of $18.0 million and $10.3 million related to lease payments for operating leases in leasing business revenue in the Consolidated Statement of Income for the six months ended June 30, 2023 and 2022, respectively. Depreciation expense related to operating lease equipment was $6.7 million and $4.7 million for the three months ended June 30, 2023 and 2022, respectively. Depreciation expense related to operating lease equipment was $14.7 million and $8.6 million for the six months ended June 30, 2023 and 2022, respectively.

First Financial performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. First Financial recognized no impairment losses associated with operating lease assets for the three or six months ended June 30, 2023 or 2022. Recognized impairment losses, if any, would be recorded in Leasing business income in the Consolidated Statements of Income.

Table of Content
The future lease payments receivable from operating leases as of June 30, 2023 are as follows:

(Dollars in thousands)	Undiscounted cash flows
2023 (remaining six months)	$29,036
2024	32,274
2025	23,720
2026	14,513
2027	5,903
Thereafter	1,537
Total operating lease payments	$106,983

NOTE 9:  BORROWINGS

Short-term borrowings on the Consolidated Balance Sheets include repurchase agreements utilized for corporate sweep accounts with cash management account agreements in place, federal funds purchased, overnight advances from the FHLB and a short-term line of credit.

All repurchase agreements are subject to terms and conditions agreed to by the Bank and the client. To secure its liability to the client, the Bank is authorized to sell or repurchase U.S. Treasury, government agency and mortgage-backed securities. As of both June 30, 2023 and December 31, 2022, the Bank had no securities sold under agreements to repurchase.

First Financial had no federal funds purchased at June 30, 2023 or December 31, 2022, while the Company had $1.1 billion in short-term borrowings with the FHLB at both June 30, 2023 and December 31, 2022. These short-term borrowings are used to manage normal liquidity needs and support the Company's asset and liability management strategies. Additionally, at June 30, 2023 and December 31, 2022, other short-term borrowings included $166.0 million and $157.2 million, respectively, of collateral owed by counterparty banks to First Financial.

First Financial also has a $40.0 million short-term credit facility with an unaffiliated bank that matures in December, 2023, which is considered a short-term borrowing. This facility has a variable interest rate and provides First Financial additional liquidity, if needed, for various corporate activities including the repurchase of First Financial common stock and the payment of dividends to shareholders. As of both June 30, 2023 and December 31, 2022, First Financial had no outstanding balance. The credit agreement requires First Financial to comply with certain covenants including those related to asset quality and capital levels, and First Financial was in compliance with all covenants associated with this facility as of both June 30, 2023 and December 31, 2022. This credit facility also required First Financial to pledge as collateral the Bank's common stock where the lender is granted a security interest in this collateral.

The following is a summary of First Financial's short-term borrowings:

(Dollars in thousands)	June 30, 2023	December 31, 2022
FHLB short-term borrowings	$1,050,300	$1,130,000
Other short-term borrowings	165,983	157,156
Total short-term borrowings	$1,216,283	$1,287,156

First Financial had $340.0 million and $346.7 million of long-term debt as of June 30, 2023 and December 31, 2022 respectively, which included subordinated notes, capital lease liabilities and an interest free loan with a municipality.

Table of Content
The following is a summary of First Financial's long-term debt:

	June 30, 2023		December 31, 2022
(Dollars in thousands)	Amount	Average rate	Amount	Average rate
Subordinated notes	$313,934	5.60%	$313,705	5.48%
Unamortized debt issuance costs	(1,806)	N/A	(1,998)	N/A
Notes issued in conjunction with acquisition of property and equipment	25,405	4.43%	32,492	4.44%
Capital lease liability	1,655	3.83%	1,698	3.82%
Capital loan with municipality	775	0.00%	775	0.00%
Total long-term debt	$339,963	5.52%	$346,672	5.40%

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

In addition, First Financial acquired $49.5 million of variable rate subordinated notes in the MSFG merger that were issued to previously formed trusts in exchange for the trust proceeds. These notes were recorded at fair value at the date of the MSFG merger and the Consolidated Balance Sheets include $43.9 million and $43.7 million for these notes at June 30, 2023 and December 31, 2022, respectively. Interest on the acquired subordinated notes is payable quarterly, in arrears, and the Company has the option to defer interest payments for a period not to exceed 20 consecutive quarters. These acquired subordinated notes mature 30 years after the date of original issuance and may be called at par following the 5 year anniversary of issuance. Subordinated notes are treated as Tier 2 capital for regulatory capital purposes and are included in Long-term debt on the Consolidated Balance Sheets.

Additionally, long-term borrowings included $25.4 million and $32.5 million of term notes, both with and without recourse, with an average interest rate of 4.43% and 4.44% at June 30, 2023 and December 31, 2022, respectively. These term notes were used to finance equity investments in the purchase of equipment to be leased to customers.

Table of Content
NOTE 10:  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss).  The following table summarizes the changes within each classification of AOCI:

	Three months ended June 30, 2023
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Unrealized gain (loss) on debt securities	$(31,545)	$384	$(31,929)	$7,033	$(24,896)	$(295,440)	$(24,896)	$(320,336)
Unrealized gain (loss) on derivatives	(430)	0	(430)	99	(331)	0	(331)	(331)
Retirement obligation	0	(171)	171	(39)	132	(31,908)	132	(31,776)
Foreign currency translation	144	0	144	0	144	(711)	144	(567)
Total	$(31,831)	$213	$(32,044)	$7,093	$(24,951)	$(328,059)	$(24,951)	$(353,010)

	Three months ended June 30, 2022
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Unrealized gain (loss) on debt securities	$(129,632)	$0	$(129,632)	$28,554	$(101,078)	$(121,363)	$(101,078)	$(222,441)
Retirement obligation	0	(330)	330	(76)	254	(20,500)	254	(20,246)
Foreign currency translation	(27)	0	(27)	0	(27)	(614)	(27)	(641)
Total	$(129,659)	$(330)	$(129,329)	$28,478	$(100,851)	$(142,477)	$(100,851)	$(243,328)

	Six months ended June 30, 2023
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Unrealized gain (loss) on debt securities	$8,072	$903	$7,169	$(1,580)	$5,589	$(325,925)	$5,589	$(320,336)
Unrealized gain (loss) on derivatives	(430)	0	(430)	99	(331)	0	(331)	(331)
Retirement obligation	0	(321)	321	(74)	247	(32,023)	247	(31,776)
Foreign currency translation	148	0	148	0	148	(715)	148	(567)
Total	$7,790	$582	$7,208	$(1,555)	$5,653	$(358,663)	$5,653	$(353,010)

	Six months ended June 30, 2022
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Unrealized gain (loss) on debt securities	$(312,111)	$(3)	$(312,108)	$68,629	$(243,479)	$21,038	$(243,479)	$(222,441)
Retirement obligation	0	(655)	655	(55)	600	(20,846)	600	(20,246)
Foreign currency translation	(16)	0	(16)	0	(16)	(625)	(16)	(641)
Total	$(312,127)	$(658)	$(311,469)	$68,574	$(242,895)	$(433)	$(242,895)	$(243,328)

Table of Content
The following table presents the activity reclassified from accumulated other comprehensive income into income during the three and six month periods ended June 30, 2023 and 2022, respectively:

	Amount reclassified from accumulated other comprehensive income (loss)
	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2023	2022	2023	2022	Affected Line Item in the Consolidated Statements of Income
Realized gain (loss) on securities available-for-sale	$384	$0	$903	$(3)	Net gain (loss) on sales of investments securities
Defined benefit pension plan
Amortization of prior service cost (1)	(1)	75	(1)	150	Other noninterest expense
Recognized net actuarial loss (1)	(170)	(405)	(320)	(805)	Other noninterest expense
Defined benefit pension plan total	(171)	(330)	(321)	(655)
Total reclassifications for the period, before tax	$213	$(330)	$582	$(658)
(1) Included in the computation of net periodic pension cost (see Note 14 - Employee Benefit Plans for additional details).

NOTE 11:  DERIVATIVES

First Financial maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce certain risks related to interest rate, prepayment and foreign currency volatility. Additionally, First Financial holds derivative instruments for the benefit of its commercial customers and for other business purposes. The Company does not enter into unhedged speculative derivative positions. The Company’s interest rate risk management strategy involves modifying the repricing characteristics of certain financial instruments so that changes in interest rates do not adversely affect First Financial’s net interest margin and cash flows. Derivative instruments that the Company may use as part of its interest rate risk management strategy include derivative instruments, including interest rate caps, floors, swaps, and foreign exchange contracts, to meet the needs of its clients while managing the interest and currency rate risk associated with certain transactions.  First Financial may also utilize interest rate swaps to manage the interest rate risk profile of the Company.

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

Interest rate derivatives. First Financial utilizes interest rate swaps as a means to offer commercial borrowers fixed rate funding while providing the Company with floating rate assets.

At June 30, 2023, for the interest rate derivatives, the Company had a total counterparty notional amount outstanding of $2.3 billion, spread among six counterparties, with an estimated fair value of $142.6 million. At December 31, 2022, the Company had interest rate derivatives with a total counterparty notional amount outstanding of $2.2 billion, spread among six counterparties, with an estimated fair value of $145.8 million.

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

Table of Content
In connection with its use of derivative instruments, First Financial and its counterparties may be required to post cash collateral to offset the market position of the derivative instruments. First Financial maintains the right to offset these derivative positions with the collateral posted against them by or with the relevant counterparties.

Foreign exchange contracts. First Financial may enter into foreign exchange derivative contracts for the benefit of commercial customers to hedge their exposure to foreign currency fluctuations. Similar to the hedging of interest rate risk from interest rate derivative contracts, First Financial also enters into foreign exchange contracts with major financial institutions to economically hedge a substantial portion of the exposure from client driven foreign exchange activity. These derivatives are classified as free-standing instruments with the revaluation gain or loss recorded in Foreign exchange income in the Consolidated Statements of Income. The Company has risk limits and internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits performed by independent risk management. At June 30, 2023, the Company had total counterparty notional amount outstanding of $7.2 billion spread among five counterparties, with an estimated fair value of $29.5 million. At December 31, 2022, the Company had total counterparty notional amounts outstanding of $7.7 billion spread among five counterparties, with an estimated fair value of $17.3 million.

In connection with its use of foreign exchange contracts, First Financial and its counterparties may be required to post cash collateral to offset the market position of the derivative instruments. First Financial maintains the right to offset these derivative positions with the collateral posted against them by or with the relevant counterparties.

Cash Flow Hedges. In June 2023, First Financial entered into interest rate collars and floors, which are designated as cash flow hedges. These cash flow hedges are utilized to mitigate interest rate risk on variable-rate commercial loan pools. As of June 30, 2023, the hedges were determined to be effective during the period and are expected to remain effective during the remaining terms. Changes in fair value of cash flow hedges included in the assessment of hedge effectiveness are recorded in AOCI and reclassified from AOCI to current period earnings when the hedged item affects earnings. Reclassified gains and losses on interest rate contracts related to commercial and industrial loans are recorded within interest income in the Consolidated Statements of Income.

The notional value of these transactions was $300.0 million as of June 30, 2023. The $0.3 million change in the fair value of the cash flow hedges is recorded in AOCI in the Consolidated Balance Sheet. As of June 30, 2023, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 60 months.

The structure of the interest rate collars is such that First Financial pays the counterparty an incremental amount if the collar index exceeds the cap rate. Conversely, First Financial receives an incremental amount if the index falls below the floor rate. No payments are required if the collar index falls between the cap and floor rates.

The structure of First Financial's interest rate floors is such that First Financial receives an incremental amount if the index falls below the floor strike rate. No payments are required if the index remains above the floor strike rate.

Table of Content
The following table details the classification and amounts of interest rate derivatives, foreign exchange contracts and cash flow hedges recognized in the Consolidated Balance Sheets:

	June 30, 2023			December 31, 2022
		Estimated fair value			Estimated fair value
(Dollars in thousands)	Notional amount	Gain	Loss	Notional amount	Gain	Loss
Derivatives not designated as qualifying hedging instruments
Interest rate derivatives - instruments associated with loans
Matched interest rate contracts with borrowers	$2,261,185	$6,988	$(145,118)	$2,206,351	$5,057	$(147,759)
Matched interest rate contracts with counterparty	2,261,185	145,118	(6,988)	2,206,351	147,759	(5,057)
Foreign exchange contracts
Matched foreign exchange contracts with customers	7,179,984	90,652	(61,192)	7,734,395	111,078	(93,804)
Match foreign exchange contracts with counterparty	7,135,015	61,192	(90,652)	7,681,006	93,804	(111,078)
Total derivatives not designated as qualifying hedging instruments	18,837,369	303,950	(303,950)	19,828,103	357,698	(357,698)

Derivatives designated as qualifying hedging instruments
Cash flow hedges
Interest rate collars and floors on loan pools	300,000	466	(352)	0	0	0
Total derivatives designated as qualifying hedging instruments	300,000	466	(352)	0	0	0
Total	$19,137,369	$304,416	$(304,302)	$19,828,103	$357,698	$(357,698)

The following table discloses the gross and net amounts of interest rate derivatives, foreign exchange contracts and cash flow hedges recognized in the Consolidated Balance Sheets:

	June 30, 2023			December 31, 2022
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Consolidated Balance Sheets	Net amounts of (assets)/liabilities presented in the Consolidated Balance Sheets	Gross amounts of recognized liabilities	Gross amounts offset in the Consolidated Balance Sheets	Net amounts of (assets)/liabilities presented in the Consolidated Balance Sheets
Interest rate contracts (1)	$152,106	$(339,500)	$(187,394)	$152,816	$(314,048)	$(161,232)
Foreign exchange contracts	151,844	(62,253)	89,591	204,882	(101,945)	102,937
Cash flow hedges	352	(466)	(114)	0	0	0
Total	$304,302	$(402,219)	$(97,917)	$357,698	$(415,993)	$(58,295)
(1) Includes accrued interest receivable and collateral.

The following table details the derivative financial instruments, the average remaining maturities and the weighted-average interest rates being paid and received by First Financial at June 30, 2023:

(Dollars in thousands)	Notional amount	Average maturity (years)	Fair value
Interest rate contracts
Receive fixed, matched interest rate contracts with borrower	$2,261,185	5.1	$(138,130)
Pay fixed, matched interest rate contracts with counterparty	2,261,185	5.1	138,130
Foreign exchange contracts
Foreign exchange contracts-pay USD	7,179,984	0.6	29,460
Foreign exchange contracts-receive USD	7,135,015	0.6	(29,460)
Total client derivatives	18,837,369	1.6	0

Cash flow hedges
Interest rate collars and floors on loan pools	300,000	4.0	114
Total cash flow hedges	300,000	4.0	114
Total	$19,137,369	1.7	$114

Table of Content
At June 30, 2023, the derivative collateral owed by the Company to counterparty banks was $142.1 million with $23.9 million restricted within cash and due from banks on the Company's Consolidated Balance Sheets and $166.0 million recorded in short-term borrowings. Derivative collateral owed by counterparty banks to the Company at December 31, 2022 was $132.2 million with $25.0 million restricted within cash and due from banks and $157.2 million recorded in short-term borrowings.

Credit derivatives. In conjunction with participating interests in commercial loans, First Financial periodically enters into risk participation agreements with counterparties whereby First Financial either assumes or sells a portion of the credit exposure associated with an interest rate swap on the participated loan in exchange for a fee. Under these agreements, First Financial will either make a payment to or receive a payment from the counterparty if the loan customer defaults on its obligation to perform under the interest rate swap contract. The total notional value of the purchased risk agreements totaled $198.7 million as of June 30, 2023 and $246.8 million as of December 31, 2022. The total notional value of the sold risk agreements totaled $117.5 million as of June 30, 2023 and $132.5 million as of December 31, 2022. The net fair value of these agreements is recorded in Accrued interest and other liabilities on the Consolidated Balance Sheets and was insignificant at June 30, 2023 and at December 31, 2022.

Mortgage derivatives. First Financial enters into IRLCs and forward commitments for the future delivery of mortgage loans to third party investors, which are considered derivatives. When borrowers secure IRLCs with First Financial and the loans are intended to be sold, First Financial will enter into forward commitments for the future delivery of the loans to third party investors in order to hedge against the effect of changes in interest rates impacting IRLCs and loans held for sale. At June 30, 2023, the notional amount of the IRLCs was $40.1 million and the notional amount of forward commitments was $37.5 million. As of December 31, 2022, the notional amount of IRLCs was $12.0 million and the notional amount of forward commitments was $15.3 million. The fair value on these agreements was $0.7 million and $4.3 million at June 30, 2023 and December 31, 2022, respectively, and was recorded in Accrued interest and other assets on the Consolidated Balance Sheets.

NOTE 12:  COMMITMENTS AND CONTINGENCIES

First Financial offers a variety of financial instruments including loan commitments and letters of credit to assist clients in meeting their requirement for liquidity and credit enhancement. GAAP does not require these financial instruments to be recorded in the Consolidated Financial Statements.

First Financial utilizes the same credit policies in issuing commitments and conditional obligations as it does for credit instruments recorded on the Consolidated Balance Sheets. First Financial’s exposure to credit loss in the event of non-performance by the counterparty was represented by the contractual amounts of those instruments. First Financial adopted ASC 326 and therefore estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life consistent with the Company's ACL methodology for loans and leases. Adjustments to the reserve for unfunded commitments are recorded in Provision for credit losses - unfunded commitments in the Consolidated Statements of Income. First Financial had $18.2 million and $18.4 million of reserves for unfunded commitments recorded in Accrued interest and other liabilities on the Consolidated Balance Sheets at June 30, 2023 and December 31, 2022, respectively.

First Financial had commitments to extend credit, including overdraft lending lines, of $4.5 billion at June 30, 2023 and $4.4 billion at December 31, 2022. As of June 30, 2023, commitments with a fixed interest rate totaled $119.2 million while commitments with variable interest rates totaled $4.4 billion. At December 31, 2022, commitments with a fixed interest rate totaled $126.3 million while commitments with variable interest rates totaled $4.2 billion. First Financial's fixed rate commitments have interest rates ranging from 0.00% to 21.00% at both June 30, 2023 and December 31, 2022 and have maturities ranging from less than one year to 31.0 years at June 30, 2023 and maturities ranging from less than one year to 31.6 years at December 31, 2022.

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

Table of Content
The following table presents by type First Financial's active loan balances and related obligations to extend credit:

	June 30, 2023		December 31, 2022
(dollars in thousands)	Unfunded commitment	Loan balance	Unfunded commitment	Loan balance
Commercial & industrial	$1,849,790	$3,433,162	$1,833,977	$3,410,272
Lease financing	0	360,801	6,842	236,124
Construction real estate	671,536	536,464	689,015	512,050
Commercial real estate-investor	106,571	3,098,836	107,205	3,094,064
Commercial real estate-owner	32,357	949,624	48,208	958,695
Residential real estate	90,285	1,221,484	74,089	1,092,265
Home equity	943,470	728,711	903,459	733,791
Installment	27,823	165,216	16,073	209,895
Credit card	226,195	55,911	225,864	51,815
Total	$3,948,027	$10,550,209	$3,904,732	$10,298,971

Letters of credit. Letters of credit are conditional commitments issued by First Financial to guarantee the performance of a client to a third party.  First Financial’s letters of credit consist of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services.  The risk to First Financial arises from its obligation to make payment in the event of the client's contractual default to produce the contracted good or service to a third party.  First Financial issued letters of credit aggregating $32.2 million and $31.5 million at June 30, 2023 and December 31, 2022, respectively. Management conducts regular reviews of these instruments on an individual client basis.

Risk participation agreements. First Financial is a party in risk participation transactions of interest rate swaps, which had total notional amount of $316.2 million and $379.3 million at June 30, 2023 and December 31, 2022, respectively.

Affordable housing projects and other tax credit investments. First Financial is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved qualified affordable housing, renewable energy, or other renovation or community revitalization projects. These investments are included in Accrued interest and other assets in the Consolidated Balance Sheets, with any unfunded commitments included in Accrued interest and other liabilities in the Consolidated Balance Sheets. As of June 30, 2023, First Financial expects to recover its remaining investments through the use of the tax credits that are generated by the investments.

The following table summarizes First Financial's investments in affordable housing projects and other tax credit investments.

(Dollars in thousands)		June 30, 2023		December 31, 2022
Investment	Accounting Method	Investment	Unfunded commitment	Investment	Unfunded commitment
LIHTC	Proportional amortization	$124,454	$69,848	$126,537	$70,690
HTC	Equity	16,049	11,955	17,108	11,955
NMTC	Equity	2,445	0	2,944	0
Renewable energy	Equity	24,348	12,998	11,851	1,689
Total		$167,296	$94,801	$158,440	$84,334

Table of Content
The following table summarizes First Financial's amortization expense and tax benefit recognized in affordable housing projects and other tax credit investments.

	Three months ended
	June 30, 2023		June 30, 2022
(Dollars in thousands)	Amortization expense (1)	Tax expense (benefit) recognized (2)	Amortization expense (1)	Tax expense (benefit) recognized (2)
LIHTC	$3,738	$(3,437)	$3,051	$(2,835)
HTC	0	(80)	0	(80)
NMTC	104	(52)	104	(53)
Renewable energy	0	0	0	0
Total	$3,842	$(3,569)	$3,155	$(2,968)

	Six months ended
	June 30, 2023		June 30, 2022
(Dollars in thousands)	Amortization expense (1)	Tax expense (benefit) recognized (2)	Amortization expense (1)	Tax expense (benefit) recognized (2)
LIHTC	$7,065	$(6,977)	$6,100	$(5,794)
HTC	0	(159)	0	(159)
NMTC	208	(105)	208	(105)
Renewable energy	0	0	0	0
Total	$7,273	$(7,241)	$6,308	$(6,058)

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

Like many banks, First Financial has been the subject of lawsuits relating to overdraft fees. This type of litigation is time consuming and expensive in large part due to the amount of data to be sorted and disclosed, in some cases going back multiple years. No legal settlement expenses were accrued or paid in the three or six months ended June 30, 2023 or in the three months ended June 30, 2022. However, during the six months ended June 30, 2022, legal settlement expenses of $3.3 million were paid.

Additionally, as part of the ordinary course of business, First Financial and its subsidiaries are parties to other litigation, including claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral, foreclosure interests that are incidental to our regular business activities and other matters. While the ultimate liability with respect to these litigation matters and claims cannot be determined at this time, First Financial believes that damages, if any, and other amounts relating to pending matters are not probable or cannot be reasonably estimated as of June 30, 2023. Reserves are established for these various matters of litigation when appropriate under FASB ASC Topic 450, Contingencies, based in part upon the advice of legal counsel. First Financial had no reserves related to litigation matters as of June 30, 2023 or December 31, 2022.

NOTE 13:  INCOME TAXES

For the second quarter of 2023, the Company recorded income tax expense of $15.5 million resulting in an effective tax rate of 19.1% compared to income tax expense of $13.0 million and an effective tax rate of 20.2% for the comparable period in 2022. The decrease in the effective tax rate is primarily driven by state tax mix and the resolution of unrecognized tax benefits. For the first six months of 2023, income tax expense was $32.8 million, resulting in an effective tax rate of 19.4% compared with $22.4 million and an effective tax rate of 19.4% for the comparable period in 2022.

Table of Content

At June 30, 2023, First Financial had no unrecognized tax benefits and at December 31, 2022, First Financial had $1.9 million of unrecognized tax benefits, as determined under FASB ASC Topic 740-10, Income Taxes, that if recognized would favorably impact the effective income tax rate in future periods. The unrecognized tax benefits related to state income tax exposures where the Company believed it was likely that, upon examination, a state may have taken a position contrary to the position taken by First Financial. A resolution regarding the Company's uncertain tax position resulted in partial recognition of the benefit in the second quarter of 2023. First Financial recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. At June 30, 2023 and December 31, 2022, the Company had no interest or penalties recorded.

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

First Financial made no cash contributions to fund the pension plan during the three and six months ended June 30, 2023 or the year ended December 31, 2022, and does not expect to make cash contributions to the plan through the remainder of 2023.

As a result of the plan’s actuarial projections, First Financial recorded expense as set forth in the following table. The amounts are recognized in First Financial’s Consolidated Statements of Income related to the Company's pension plan.

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2023	2022	2023	2022
Service cost	$2,334	$2,334	$4,684	$4,759
Interest cost	1,072	637	2,147	1,262
Expected return on assets	(2,700)	(2,747)	(5,400)	(5,497)
Amortization of prior service cost	1	(75)	1	(150)
Net actuarial loss	170	405	320	805
Net periodic benefit cost (income)	$877	$554	$1,752	$1,179

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

Wealth management fees. Wealth management fees are primarily asset-based, but can also include flat fees based upon a specific service rendered, such as tax preparation services. The Company’s performance obligation is generally satisfied over time and the resulting fees are recognized monthly, based upon the month-end market value of the assets under management

Table of Content
and the applicable fees. The Company does not earn performance-based incentives. Optional services such as real estate sales and tax return preparation services are also available to existing wealth management customers. The Company’s performance obligation for these transactional-based services is generally satisfied, and related revenue recognized, as incurred.

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

Bankcard income. The Company earns interchange fees from cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized concurrent with the transaction processing services provided to the cardholder. Interchange income is presented on the Consolidated Statements of Income net of expenses. Gross interchange income for the second quarter of 2023 was $7.6 million, partially offset by $3.9 million of expenses within Noninterest income. Gross interchange income for the same period in 2022 was $7.7 million, partially offset by $3.8 million of expenses within Noninterest income. Gross interchange income for the first six months of 2023 was $14.8 million, partially offset by $7.5 million of expenses within Noninterest income. Gross interchange income for the same period in 2022 was $14.6 million, partially offset by $7.4 million of expenses within Noninterest income.

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

Table of Content
NOTE 16:  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2023	2022	2023	2022
Numerator
Net income available to common shareholders	$65,667	$51,520	$136,070	$92,821

Denominator
Weighted average shares outstanding for basic earnings per common share	93,924,068	93,555,131	93,828,829	93,470,005
Effect of dilutive securities
Employee stock awards	1,245,280	894,686	1,236,505	887,387
Adjusted weighted average shares for diluted earnings per common share	95,169,348	94,449,817	95,065,334	94,357,392

Earnings per share available to common shareholders
Basic	$0.70	$0.55	$1.45	$0.99
Diluted	$0.69	$0.55	$1.43	$0.98

Stock options and warrants with exercise prices greater than the average market price of the common shares were not included in the computation of net income per diluted share, as they would have been antidilutive.  Using the end of period price of the Company's common shares, there were no antidilutive options at June 30, 2023 and June 30, 2022.

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

Table of Content
The estimated fair values of First Financial’s financial instruments not measured at fair value on a recurring or nonrecurring basis in the consolidated financial statements were as follows:

	Carrying	Estimated fair value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
June 30, 2023
Financial assets
Cash and short-term investments	$702,626	$702,626	$702,626	$0	$0
Investment securities held-to-maturity	82,372	72,399	0	72,399	0
Other investments	141,892	141,892	994	131,527	9,371
Loans and leases	10,401,563	10,044,684	0	0	10,044,684
Accrued interest receivable	66,601	66,601	0	16,578	50,023

Financial liabilities
Deposits	12,794,878	12,765,390	0	12,765,390	0
Short-term borrowings	1,216,283	1,216,283	1,216,283	0	0
Long-term debt	339,963	341,400	0	341,400	0
Accrued interest payable	42,088	42,088	12,049	30,039	0

	Carrying	Estimated fair value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
December 31, 2022
Financial assets
Cash and short-term investments	$595,683	$595,683	$595,683	$0	$0
Investment securities held-to-maturity	84,021	76,485	0	76,485	0
Other investments	143,160	143,160	1,171	132,853	9,136
Loans and leases	10,165,994	9,916,353	0	0	9,916,353
Accrued interest receivable	63,721	63,721	0	16,233	47,488

Financial liabilities
Deposits	12,701,177	12,670,747	0	12,670,747	0
Short-term borrowings	1,287,156	1,287,156	1,287,156	0	0
Long-term debt	346,672	348,041	0	348,041	0
Accrued interest payable	11,150	11,150	3,835	7,315	0

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

Table of Content
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

Collateral dependent loans. Collateral dependent loans carried at fair value have been partially charged-off or receive specific allocations of the allowance for credit losses. For collateral dependent loans, fair value is generally based on real estate appraisals, a calculation of enterprise value or a valuation of business assets including equipment, inventory and accounts receivable. These loans had a principal amount of $13.2 million and $11.9 million at June 30, 2023 and December 31, 2022, respectively, with a valuation allowance of $6.7 million and $3.7 million at June 30, 2023 and December 31, 2022, respectively.

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

Table of Content

The financial assets and liabilities measured at fair value on a recurring basis in the consolidated financial statements were as follows:

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/liabilities at fair value
June 30, 2023
Assets
Investment securities available-for-sale	$32,847	$3,182,425	$34,132	$3,249,404
Loans held for sale	0	15,267	0	15,267
Interest rate derivative contracts	0	152,126	0	152,126
Foreign exchange derivative contracts	0	151,844	0	151,844
Interest rate floor	0	466	0	466
Total	$32,847	$3,502,128	$34,132	$3,569,107

Liabilities
Interest rate derivative contracts	$0	$152,154	$0	$152,154
Foreign exchange derivative contracts	0	151,844	0	151,844
Interest rate collars	0	352	0	352
Total	$0	$304,350	$0	$304,350

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/liabilities at fair value
December 31, 2022
Assets
Investment securities available-for-sale	$32,696	$3,341,095	$35,857	$3,409,648
Loans held for sale	0	7,918	0	7,918
Interest rate derivative contracts	0	152,846	0	152,846
Foreign exchange derivative contracts	0	204,882	0	204,882
Total	$32,696	$3,706,741	$35,857	$3,775,294

Liabilities
Interest rate derivative contracts	$0	$153,119	$0	$153,119
Foreign exchange derivative contracts	$0	$204,882	$0	$204,882
Total	$0	$358,001	$0	$358,001

Table of Content
The following table presents a reconciliation for certain AFS securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2023 and June 30, 2022.

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2023	2022	2023	2022
Beginning balance	$34,815	$37,461	$35,857	$38,181
Accretion (amortization)	(29)	(10)	(54)	(23)
Increase (decrease) in fair value	31	12	43	25
Settlements	(685)	(667)	(1,714)	(1,387)
Ending balance	$34,132	$36,796	$34,132	$36,796

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis.  Adjustments to the fair value of these assets usually result from the application of fair value accounting or write-downs of individual assets.  The following table summarizes financial assets and liabilities measured at fair value on a nonrecurring basis.

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3
June 30, 2023
Assets
Collateral dependent loans
Commercial	$0	$0	$6,430
Commercial real estate	0	0	0
OREO	0	0	69
Operating leases	0	0	0

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3
December 31, 2022
Assets
Collateral dependent loans
Commercial	$0	$0	$4,240
Commercial real estate	0	0	4,015
OREO	0	0	0
Operating leases	0	0	0

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

The aggregate fair value of the Company’s residential mortgage loans held for sale as of June 30, 2023 and December 31, 2022 was $15.3 million and $7.9 million, respectively. The aggregate unpaid principal balance of the Company’s residential mortgage loans held for sale as of June 30, 2023 and December 31, 2022 was $14.2 million and $7.5 million, respectively. The resulting difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected was $1.0 million and $0.4 million as of June 30, 2023 and December 31, 2022, respectively.

Table of Content
Changes in the estimated fair value of residential mortgage loans held for sale are reported as a component of Net gain from sales of loans in the Company’s Consolidated Statements of Income. The change in fair value of the Company’s residential mortgage loans held for sale resulted in a gain of $0.1 million for each of the three months ended June 30, 2023 and June 30, 2022. The change in fair value of the Company’s residential mortgage loans held for sale resulted in a gain of $0.7 million for the six months ended June 30, 2023 and a net loss of $1.2 million for the six months ended June 30, 2022.

Table of Content
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
(Unaudited)

All significant reclassifications of prior period amounts, if applicable, have been made to conform to the current period’s presentation and had no effect on the Company's previously reported net income or financial condition.

EXECUTIVE SUMMARY

First Financial Bancorp. is a $17.1 billion financial holding company headquartered in Cincinnati, Ohio. The Company primarily operates through First Financial Bank, an Ohio-chartered commercial bank with 130 full service banking centers as of June 30, 2023. First Financial provides banking and financial services products to business and retail clients through its six lines of business: Commercial, Retail Banking, Mortgage Banking, Wealth Management, Investment Commercial Real Estate and Commercial Finance. The Commercial Finance business lends to targeted industry verticals on a nationwide basis. Operating under the brand of Yellow Cardinal Advisory Group, Wealth Management had $3.3 billion in assets under management as of June 30, 2023 and provides the following services: financial planning, investment management, trust administration, estate settlement, brokerage services and retirement planning.

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

BUSINESS COMBINATIONS

In the first quarter of 2023, First Financial purchased the assets of Brady Ware Capital, LLC (Brady Ware). Located in Miamisburg, Ohio, Brady Ware was an advisory firm for mergers and acquisitions, focusing primarily on business succession planning. First Financial acquired all of the assets of Brady Ware for aggregate consideration of approximately $4.3 million, consisting of $3.4 million in cash and a $0.9 million earn-out payment. Pursuant to the purchase agreement, the earn-out payments are payable annually for each of the five years following the closing of the acquisition, contingent upon the results of Brady Ware's operations.
The transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date in accordance with FASB ASC Topic 805, Business Combinations. Goodwill arising from the Brady Ware acquisition was $4.2 million and reflects the business’s growth potential and the expectation that the acquisition will provide additional revenue growth with the expansion of the Bank's advisory business. In May 2023, First Financial also acquired Brady Ware Corporate Finance, a broker-dealer and member of FINRA. First Financial recorded $0.1 million of goodwill in connection with the acquisition of Brady Ware Corporate Finance. The fair value measurements of Brady Ware assets and liabilities are subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values become available, and

Table of Content
the measurement period ends in January 2024 for Brady Ware Capital. The measurement period for recording adjustments to the fair value of assets and liabilities ends in May 2024 for Brady Ware Corporate Finance.

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

	Three months ended		Six months ended
(Dollars in thousands)	June 30, 2023	March 31, 2022	June 30, 2023	June 30, 2022
Net interest income	$159,232	$159,318	$318,550	$223,355
Tax equivalent adjustment	1,601	1,424	3,025	3,092
Net interest income - tax equivalent	$160,833	$160,742	$321,575	$226,447

Average earning assets	$14,403,542	$14,326,645	$14,365,306	$13,814,231

Net interest margin (1)	4.43%	4.51%	4.47%	3.26%
Net interest margin (FTE) (1)	4.48%	4.55%	4.51%	3.31%
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

First Financial encourages readers to consider its Consolidated Financial Statements in their entirety and not to rely upon any single financial measure.

The following table reconciles non-GAAP capital ratios to GAAP:

	Three months ended		Six months ended
(Dollars in thousands)	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Net income (a)	$65,667	$70,403	$136,070	$92,821

Average total shareholders' equity	2,137,765	2,082,210	2,110,141	2,162,235
Less:
Average goodwill	(1,005,791)	(1,005,713)	(1,005,752)	(1,000,097)
Average other intangibles	(89,878)	(92,587)	(91,225)	(101,686)
Average tangible equity (b)	1,042,096	983,910	1,013,164	1,060,452

Table of Content

	Three months ended		Six months ended
(Dollars in thousands)	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Total shareholders' equity	2,143,419	2,121,496	2,143,419	2,068,670
Less:
Goodwill	(1,005,828)	(1,005,738)	(1,005,828)	(999,959)
Other intangibles	(88,662)	(91,169)	(88,662)	(99,019)
Ending tangible equity (c)	1,048,929	1,024,589	1,048,929	969,692

Total assets	17,090,149	16,933,884	17,090,149	16,243,714
Less:
Goodwill	(1,005,828)	(1,005,738)	(1,005,828)	(999,959)
Other intangibles	(88,662)	(91,169)	(88,662)	(99,019)
Ending tangible assets (d)	15,995,659	15,836,977	15,995,659	15,144,736

Risk-weighted assets (e)	13,118,477	13,025,552	13,118,477	11,982,860

Total average assets	16,968,055	16,942,999	16,955,596	16,185,451
Less:
Average goodwill	(1,005,791)	(1,005,713)	(1,005,752)	(1,000,097)
Average other intangibles	(89,878)	(92,587)	(91,225)	(101,686)
Average tangible assets (f)	15,872,386	15,844,699	15,858,619	15,083,668

Ending common shares outstanding (g)	95,185,483	95,190,406	95,185,483	94,448,792

Ratios
Return on average tangible shareholders' equity (a)/(b)	25.27%	29.02%	27.08%	17.65%
Ending tangible shareholders' equity as a percent of:
Ending tangible assets (c)/(d)	6.56%	6.47%	6.56%	6.40%
Risk-weighted assets (c)/(e)	8.00%	7.87%	8.00%	8.09%
Average tangible shareholders' equity to average tangible assets (b)/(f)	6.57%	6.21%	6.39%	7.03%
Tangible book value per share (c)/(g)	$11.02	$10.76	$11.02	$10.27

OVERVIEW OF OPERATIONS

Linked quarter comparison: Second quarter 2023 net income was $65.7 million and earnings per diluted common share were $0.69. This compares with first quarter 2023 net income of $70.4 million and earnings per diluted common share of $0.74. Return on average assets was 1.55% for the second quarter of 2023 compared to 1.69% for the first quarter of 2023. Return on average shareholders’ equity was 12.32% for the second quarter of 2023 compared to 13.71% for the first quarter of 2023.

Year-to-date comparison: For the six months ended June 30, 2023, net income was $136.1 million and earnings per diluted common share were $1.43. This compares with net income of $92.8 million and earnings per diluted common share of $0.98 for the first six months of 2022. Return on average assets for the six months ended June 30, 2023 was 1.62% compared to 1.16% for the same period in 2022, and return on average shareholders' equity was 13.00% and 8.66% for the first six months of 2023 and 2022, respectively.

Table of Content

(Dollars in thousands)	June 30, 2023	December 31, 2022
Balance Sheet - End of Period
Total assets	$17,090,149	$17,003,316
Loans and leases	10,550,209	10,298,971
Investment securities	3,473,668	3,636,829
Deposits	12,794,878	12,701,177
Shareholders' equity	2,143,419	2,041,373

	Three months ended		Six months ended
(Dollars in thousands, except per share data)	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Earnings
Net interest income	$159,232	$159,318	$318,550	$223,355
Net income	65,667	70,403	136,070	92,821

Per Share
Net income per common share-basic	$0.70	$0.75	$1.45	$0.99
Net income per common share-diluted	0.69	0.74	1.43	0.98
Cash dividends declared per common share	0.23	0.23	0.46	0.46
Book value per common share (end of period)	22.52	22.29	22.52	21.90
Tangible book value per common share (end of period) (1)	11.02	10.76	11.02	10.27
Market price (end of period)	20.44	21.77	20.44	19.40

Ratios
Return on average assets	1.55%	1.69%	1.62%	1.16%
Return on average shareholders' equity	12.32%	13.71%	13.00%	8.66%
Return on average tangible shareholders' equity (1)	25.27%	29.02%	27.08%	17.65%
Net interest margin	4.43%	4.51%	4.47%	3.26%
Net interest margin (FTE) (1)	4.48%	4.55%	4.51%	3.31%
(1) Non-GAAP financial measure. For details on the calculation of this non-GAAP financial measure, see "Non-GAAP Financial Measures" section.

A discussion of First Financial's operating results for the three and six month periods ended June 30, 2023 follows.

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

Table of Content

	Three months ended		Six months ended
(Dollars in thousands)	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Interest income
Loans and leases, including fees	$184,387	$169,706	$354,093	$184,273
Investment securities
Taxable	32,062	31,867	63,929	45,735
Tax-exempt	3,513	3,464	6,977	9,347
Total interest on investment securities	35,575	35,331	70,906	55,082
Other earning assets	3,933	3,544	7,477	625
Total interest income	223,895	208,581	432,476	239,980
Interest expense
Deposits	44,292	31,456	75,748	5,586
Short-term borrowings	15,536	12,950	28,486	1,883
Long-term borrowings	4,835	4,857	9,692	9,156
Total interest expense	64,663	49,263	113,926	16,625
Net interest income	$159,232	$159,318	$318,550	$223,355

Linked quarter comparison: Net interest income for the second quarter of 2023 was $159.2 million, a decrease of $0.1 million, or 0.1%, from the first quarter of 2023. Net interest margin on a fully tax equivalent basis for the quarter ended June 30, 2023 was 4.48%, a decrease of 7 bp when compared to 4.55% in the first quarter of 2023. The decline in net interest margin was driven by growth in interest income being outpaced by an increase in interest expense during the period due to pressure on deposit pricing.

Interest income increased $15.3 million, or 7.3%, in the second quarter of 2023 when compared to the first quarter of 2023 largely due to a 40 bp increase in loan yields, which were driven by an increase in interest rates. In addition, investment yields increased 7 bps to 4.01% due to the repricing of floating rate investments and slower prepayments on mortgage-backed securities. Average earning assets of $14.4 billion in the second quarter of 2023 increased $76.9 million, or 0.5%, compared to the first quarter of 2023 as loan growth during the period outpaced a decline in investment securities.

Interest expense of $64.7 million increased $15.4 million, or 31.3%, in the second quarter of 2023 when compared to the first quarter of 2023 largely due to higher interest rates coupled with increases in time deposits and borrowings. The Company's total cost of deposits increased 40 bps to 1.40% in the second quarter of 2023, while average deposit balances decreased $98.3 million, or 0.8%, to $12.7 billion. The decline in average deposits was driven primarily by decreases in noninterest bearing deposits and savings accounts. Average borrowed funds increased $89.4 million, or 6.2%, to satisfy the Company's funding needs.

Year-to-date comparison: Net interest income for the first six months of 2023 increased $95.2 million, or 42.6%, compared to the same period of 2022. Net interest margin on a fully tax equivalent basis was 4.51% for the six months ended June 30, 2023, an increase of 120 bps when compared to the same period in 2022.

Interest income for the six months ended June 30, 2023 grew $192.5 million, or 80.2%, to $432.5 million compared to $240.0 million for the same period of the prior year due to higher interest rates. Average earning assets of $14.4 billion for the first six months of 2023 increased $551.1 million, or 4.0%, when compared to the same period of 2022.
Interest expense for the six months ended June 30, 2023 was $113.9 million compared to $16.6 million for the same period in the prior year. The increase was driven by a $486.9 million, or 5.8%, increase in average interest bearing deposits coupled with a 158 bp increase in rates on those deposits. Additionally, average borrowed funds increased $577.6 million from the same period of the prior year, while the cost of those borrowed funds increased 273 bps due to higher interest rates.

Table of Content
CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Quarterly Averages						Year-to-Date Averages
	June 30, 2023			March 31, 2023			June 30, 2023			June 30, 2022
(Dollars in thousands)	Balance	Interest	Yield	Balance	Interest	Yield	Balance	Interest	Yield	Balance	Interest	Yield
Earning assets
Investments
Investment securities	$3,560,453	$35,575	4.01%	$3,635,317	$35,331	3.94%	$3,597,678	$70,906	3.97%	$4,212,649	$55,082	2.64%
Interest-bearing deposits with other banks	329,584	3,933	4.79%	318,026	3,544	4.52%	323,837	7,477	4.66%	284,006	625	0.44%
Gross loans and leases (1)	10,513,505	184,387	7.03%	10,373,302	169,706	6.63%	10,443,791	354,093	6.84%	9,317,576	184,273	3.99%
Total earning assets	14,403,542	223,895	6.23%	14,326,645	208,581	5.90%	14,365,306	432,476	6.07%	13,814,231	239,980	3.50%

Nonearning assets
Allowance for credit losses	(145,578)			(136,419)			(141,024)			(126,760)
Cash and due from banks	221,527			218,724			220,133			244,887
Accrued interest and other assets	2,488,564			2,534,049			2,511,181			2,253,093
Total assets	$16,968,055			$16,942,999			$16,955,596			$16,185,451

Interest-bearing liabilities
Deposits
Interest-bearing demand	$2,906,855	$8,351	1.15%	$2,906,712	$6,604	0.92%	$2,906,784	$14,955	1.04%	$3,213,700	$1,333	0.08%
Savings	3,749,902	14,055	1.50%	3,818,807	7,628	0.81%	3,784,164	21,683	1.16%	4,110,806	1,853	0.09%
Time	2,393,707	21,886	3.67%	2,131,707	17,224	3.28%	2,263,431	39,110	3.48%	1,142,973	2,400	0.42%
Total interest-bearing deposits	9,050,464	44,292	1.96%	8,857,226	31,456	1.44%	8,954,379	75,748	1.71%	8,467,479	5,586	0.13%
Borrowed funds
Short-term borrowings	1,182,176	15,536	5.27%	1,090,719	12,950	4.82%	1,136,700	28,486	5.05%	529,502	1,883	0.72%
Long-term debt	341,523	4,835	5.68%	343,619	4,857	5.73%	342,565	9,692	5.71%	372,132	9,156	4.96%
Total borrowed funds	1,523,699	20,371	5.36%	1,434,338	17,807	5.03%	1,479,265	38,178	5.20%	901,634	11,039	2.47%
Total interest-bearing liabilities	10,574,163	64,663	2.45%	10,291,564	49,263	1.94%	10,433,644	113,926	2.20%	9,369,113	16,625	0.36%

Noninterest-bearing liabilities
Noninterest-bearing demand deposits	3,663,419			3,954,915			3,808,362			4,192,687
Other liabilities	592,708			614,310			603,449			461,416
Shareholders' equity	2,137,765			2,082,210			2,110,141			2,162,235
Total liabilities and shareholders' equity	$16,968,055			$16,942,999			$16,955,596			$16,185,451

Net interest income	$159,232			$159,318			$318,550			$223,355

Net interest spread			3.78%			3.96%			3.87%			3.14%
Contribution of noninterest-bearing sources of funds			0.65%			0.55%			0.60%			0.12%
Net interest margin (2)			4.43%			4.51%			4.47%			3.26%

Tax equivalent adjustment			0.05%			0.04%			0.04%			0.05%
Net interest margin (fully tax equivalent) (2)			4.48%			4.55%			4.51%			3.31%
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

Table of Content
RATE/VOLUME ANALYSIS

The impact on net interest income from changes in interest rates and volume of interest-earning assets and interest-bearing liabilities is illustrated in the table below:

	Changes for the three months ended June 30, 2023			Changes for the six months ended June 30, 2023
	Linked quarter income variance			Comparable quarter income variance
(Dollars in thousands)	Rate	Volume	Total	Rate	Volume	Total
Earning assets
Investment securities	$593	$(349)	$244	$27,944	$(12,120)	$15,824
Interest-bearing deposits with other banks	209	180	389	5,932	920	6,852
Gross loans and leases (1)	10,223	4,458	14,681	131,636	38,184	169,820
Total earning assets	11,025	4,289	15,314	165,512	26,984	192,496
Interest-bearing liabilities
Total interest-bearing deposits	$11,414	$1,422	12,836	66,043	4,119	70,162
Borrowed funds
Short-term borrowings	1,227	1,359	2,586	11,386	15,217	26,603
Long-term debt	(46)	24	(22)	1,373	(837)	536
Total borrowed funds	1,181	1,383	2,564	12,759	14,380	27,139
Total interest-bearing liabilities	12,595	2,805	15,400	78,802	18,499	97,301
Net interest income	$(1,570)	$1,484	$(86)	$86,710	$8,485	$95,195
(1) Loans held for sale and nonaccrual loans are included in gross loans.

NONINTEREST INCOME

	Three months ended		Six months ended
(Dollars in thousands)	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Noninterest income
Service charges on deposit accounts	$6,972	$6,514	$13,486	$15,377
Wealth management fees	6,713	6,334	13,047	12,371
Bankcard income	3,692	3,592	7,284	7,160
Client derivative fees	1,827	1,005	2,832	2,172
Foreign exchange income	15,039	16,898	31,937	23,621
Leasing business income	10,265	13,664	23,929	13,323
Net gain from sales of loans	3,839	2,335	6,174	9,113
Net gain (loss) on sales of investment securities	(384)	(19)	(403)	3
Net gain (loss) on equity securities	(82)	140	58	(1,253)
Other	5,377	5,080	10,457	9,185
Total noninterest income	$53,258	$55,543	$108,801	$91,072

Linked quarter comparison: Second quarter 2023 noninterest income was $53.3 million, decreasing $2.3 million, or 4.1%, compared to $55.5 million for the first quarter 2023. The decline from the linked quarter was primarily driven by decreases in leasing business income and foreign exchange income, partially offset by gains from sales of loans and higher client derivative fees. Leasing business income decreased $3.4 million, or 24.9%, as a result of a shift in production mix during the quarter to more finance leases, while foreign exchange income decreased $1.9 million, or 11.0%, as demand softened from elevated levels in the first quarter. Partially offsetting these declines, gains on sales of loans increased $1.5 million, or 64.4%, as seasonality led to higher mortgage volume in the second quarter. Client derivative fees increased $0.8 million, or 81.8%, due to an increase in product demand.

Year-to-date comparison: Noninterest income of $108.8 million for the first six months of 2023 increased $17.7 million, or 19.5%, from $91.1 million in the comparable period of 2022. The increase was primarily attributed to higher leasing business income, foreign exchange income and other noninterest income, partially offset by lower gains on sales of loans and lower service charges on deposits. Leasing business income increased $10.6 million, or 79.6%, due to sustained growth in leasing balances since the acquisition of Summit in December of 2021. Foreign exchange income increased $8.3 million, or 35.2%, due to higher demand in 2023, while other noninterest income increased $1.3 million, or 13.8%, due to higher loan syndication fees and BOLI proceeds in the current year. Partially offsetting these increases, gains on sales of loans decreased $2.9 million,

Table of Content
or 32.3%, from the comparable period in 2022 as mortgage demand slowed with rising interest rates, while service charges on deposits were $1.9 million or 12.3% lower than the first half of the prior year as a result of program changes made during 2022.

NONINTEREST EXPENSE

	Three months ended		Six months ended
(Dollars in thousands)	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Noninterest expenses
Salaries and employee benefits	$74,199	$72,254	$146,453	$128,939
Net occupancy	5,606	5,685	11,291	11,105
Furniture and equipment	3,362	3,317	6,679	6,768
Data processing	9,871	9,020	18,891	16,598
Marketing	2,802	2,160	4,962	4,023
Communication	644	634	1,278	1,336
Professional services	2,308	1,946	4,254	4,373
State intangible tax	964	985	1,949	2,221
FDIC assessments	2,806	2,826	5,632	3,136
Intangible assets amortization	2,601	2,600	5,201	5,829
Leasing business expense	6,730	7,938	14,668	8,556
Other	8,722	7,328	16,050	12,955
Total noninterest expenses	$120,615	$116,693	$237,308	$205,839

Linked quarter comparison: Second quarter 2023 noninterest expense was $120.6 million, an increase of $3.9 million, or 3.4%, from $116.7 million for the first quarter 2023. This increase was primarily driven by higher salaries and benefits and other noninterest expense, partially offset by lower leasing business expenses. Salaries and benefits expenses increased $1.9 million, or 2.7%, due to the full period impact of the Company's annual compensation adjustments as well as higher incentive compensation. Other noninterest expenses increased $1.4 million, or 19.0%, from the linked quarter primarily due to a $1.0 million tax credit investment write-down. Partially offsetting these increases, leasing business expenses declined $1.2 million, or 15.2%, for the second quarter of 2023 as a result of a shift in portfolio mix to more finance leases.

Year-to-date comparison: Noninterest expenses of $237.3 million for the first six months of 2023 increased $31.5 million, or 15.3%, compared to the same period in 2022 primarily due to higher leasing business expense, salaries and benefits expenses, FDIC assessments, data processing expenses and other noninterest expenses. Leasing business expense increased $6.1 million, or 71.4%, as a result of the growth of the leasing portfolio. Salaries and benefits expenses increased $17.5 million, or 13.6%, due to annual salary increases, higher incentive compensation and an increase in restricted stock awards in the current period. FDIC assessments expense increased $2.5 million, or 79.6%, as the result of an increase in assessment rates, while data processing expenses increased $2.3 million, or 13.8%, largely due to the Company's online banking system conversion. Other noninterest expense increased $3.1 million, or 23.9%, primarily due to $1.1 million of tax credit investment write-downs and higher pension expense.

INCOME TAXES

Linked quarter comparison: In the second quarter of 2023, First Financial recorded income tax expense of $15.5 million on pre-tax income of $81.2 million, resulting in an effective tax rate of 19.1%. This compared to income tax expense of $17.3 million on pre-tax income of $87.7 million with an effective tax rate of 19.7% for the first quarter 2023. The modest decrease in the effective tax rate in the current quarter was primarily driven by the resolution of unrecognized tax benefits during the period.

Year-to-date comparison: For the first six months of 2023, income tax expense was $32.8 million on pre-tax income of $168.8 million, resulting in an effective tax rate of 19.4%. This compared to income tax expense of $22.4 million on pre-tax income of $115.2 million and an effective tax rate of 19.4% for the comparable period in 2022.

The Company's effective tax rate may fluctuate from period to period due to changes in tax jurisdictions, forecasted income, tax-enhanced assets and tax credit investments.

Table of Content

INVESTMENTS

First Financial's investment portfolio totaled $3.5 billion, or 20.3% of total assets, at June 30, 2023 and $3.6 billion, or 21.4% of total assets, at December 31, 2022.  AFS securities totaled $3.2 billion at June 30, 2023 and $3.4 billion December 31, 2022, while HTM securities totaled $82.4 million at June 30, 2023 and $84.0 million at December 31, 2022.

The effective duration of the investment portfolio decreased to 4.4 years at June 30, 2023 from 4.6 years as of December 31, 2022 as long term rates eased moderately during the first half of 2023.

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

At June 30, 2023, the Company's Consolidated Financial Statements reflected a $320.3 million unrealized after-tax loss on debt securities and a $325.9 million unrealized after-tax loss as of December 31, 2022, both of which were included as a component of equity in accumulated other comprehensive income on the Consolidated Balance Sheets. This unrealized loss was driven by an increase in interest rates throughout 2022 and 2023.

The Company had net unrealized losses of $10.0 million and $7.5 million on its HTM securities as of June 30, 2023 and December 31, 2022, respectively. Similar to the unrealized losses on AFS securities, this unrealized loss was driven by higher interest rates in 2022 and 2023. The unrealized losses on HTM securities have no impact on the Consolidated Financial Statements of the Company.

The Company had a $0.1 million unrealized loss on equity securities recorded in noninterest income for the three months ended June 30, 2023 compared to a $0.1 million unrealized gain for the same period ended March 31, 2023. For the first six months 2023, the Company had a $0.1 million unrealized gain on equity securities compared to a $1.3 million unrealized loss for the same period of 2022.

First Financial will continue to monitor loan demand and deposit activity, as well as balance sheet composition, capital sensitivity and the interest rate environment, when considering future investment strategies.

LOANS

Excluding loans held for sale, loan balances increased $251.2 million, or 2.4%, to $10.6 billion as of June 30, 2023 from $10.3 billion as of December 31, 2022. This increase was primarily driven by residential real estate loans, which increased by $129.2 million, or 11.8%, to $1.2 billion, and finance leases, which increased by $124.7 million, or 52.8%, to $360.8 million. Additionally, C&I loans increased $22.9 million, or 0.7%, to $3.4 billion, and construction loans increased $24.4 million, or 4.8%, to $536.5 million. Partially offsetting these areas of loan growth, installment loans decreased $44.7 million, or 21.3%, to $165.2 million; home equity decreased $5.1 million, or 0.7%, to $728.7 million; and commercial real estate loans decreased $4.3 million, or 0.1%, to $4.0 billion.

Second quarter 2023 average loans of $10.5 billion, excluding loans held for sale, increased $133.9 million, or 1.3%, from the first quarter 2023. The growth over the linked quarter was primarily driven by lease financing, which increased $71.6 million, or 28.4%, due to a change in production mix and residential real estate, which increased $65.2 million, or 5.8%, due to higher mortgage loan demand in the second quarter.
Through the first six months of 2023, average loans of $10.4 billion, excluding of loans held for sale, increased $1.1 billion, or 12.2%, from the comparable period of 2022. The increase from prior year reflected broad-based growth across most loan categories, including a $652.3 million, or 23.2%, increase in commercial loans; a $228.7 million or 24.9%, increase in residential real estate; and a $163.1 million, or 130.4%, increase in lease financing.

COMMITMENTS AND CONTINGENCIES

Off-balance sheet arrangements include commitments to extend credit and financial guarantees.  Loan commitments are agreements to extend credit to a client absent any violation of any condition established in the commitment agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  First

Table of Content
Financial had outstanding commitments to extend credit, including overdraft lending lines, totaling $4.5 billion at June 30, 2023 and $4.4 billion at December 31, 2022. As of June 30, 2023, commitments with a fixed interest rate totaled $119.2 million while commitments with variable interest rates totaled $4.4 billion. At December 31, 2022, commitments with a fixed interest rate totaled $126.3 million while commitments with variable interest rates totaled $4.2 billion. The fixed rate commitments have interest rates ranging from 0% to 21% and maturities ranging from less than 1 year to 31.0 years at June 30, 2023 and maturities ranging from less than one year to 31.6 years for December 31, 2022.

Letters of credit are conditional commitments issued by First Financial to guarantee the performance of a client to a third party.  First Financial’s letters of credit consist primarily of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services.  First Financial has issued letters of credit aggregating $32.2 million and $31.5 million at June 30, 2023 and December 31, 2022, respectively. Management conducts regular reviews of these instruments on an individual client basis.

First Financial is a party in risk participation transactions of interest rate swaps, which had total notional amount of $316.2 million and $379.3 million at June 30, 2023 and December 31, 2022, respectively. Under a risk participation agreement, the Company either assumes or sells a portion of the credit exposure associated with an interest rate swap with a counterparty. The Company's exposure is limited to instances where the loan customer defaults on its obligation to perform under the interest rate swap agreement.

First Financial is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved qualified affordable housing, renewable energy, or other renovation or community revitalization projects. These investments are included in accrued interest and other assets in the Consolidated Balance Sheets, with any unfunded commitments included in accrued interest and other liabilities in the Consolidated Balance Sheets. As of June 30, 2023, First Financial expects to recover its remaining investments through the use of the tax credits that are generated by the investments. First Financial had unfunded commitments related to tax credit investments of $94.8 million and $84.3 million at June 30, 2023 and December 31, 2022, respectively.

Additionally, as part of the ordinary course of business, First Financial and its subsidiaries are parties to litigation, including claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral, foreclosure interests that are incidental to our regular business activities and other matters. While the ultimate liability with respect to these litigation matters and claims cannot be determined at this time, First Financial believes that damages, if any, and other amounts relating to pending matters are not probable or cannot be reasonably estimated as of June 30, 2023. Reserves are established for these various matters of litigation, when appropriate, under FASB ASC Topic 450, Contingencies, based in part upon the advice of legal counsel. First Financial had no reserves related to litigation matters as of June 30, 2023 and December 31, 2022.

ASSET QUALITY AND ALLOWANCE FOR CREDIT LOSSES

Loans are classified as nonaccrual when, in the opinion of management, collection of principal or interest is doubtful or when principal or interest payments are 90 days or more past due. Generally, loans are classified as nonaccrual due to a borrower's continued failure to adhere to contractual payment terms, coupled with other pertinent factors. When a loan is classified as nonaccrual, the accrual of interest income is discontinued and interest accrued but unpaid is reversed.

As detailed in Note 2, the Company prospectively adopted ASU 2022-02 effective as of January 1, 2023. The new rule eliminated the accounting for TDRs while establishing a new standard for the treatment of modifications made to borrowers experiencing financial difficulties, defined by First Financial as FDMs. Effective with the adoption of the standard, the Company prospectively will not include FDMs in the calculation of nonperforming loans, nonperforming assets or classified assets. Prior period data, which included TDRs, has not been adjusted.

Nonaccrual loans were $53.7 million, or 0.51% of total loans, as of June 30, 2023, reflecting a $25.1 million, or 87.7%, increase from $28.6 million as of December 31, 2022. The increase in nonaccrual loans was primarily due to the downgrade of two large relationships during the period. Nonperforming assets were $54.0 million, or 0.32% of total assets, at June 30, 2023 compared to $39.8 million, or 0.23% of total assets, at December 31, 2022.

Classified assets, which are defined by the Company as nonperforming assets plus performing loans internally rated substandard or worse, totaled $138.9 million as of June 30, 2023 compared to $128.1 million at December 31, 2022. Classified assets were 81 bps as a percentage of total assets at June 30, 2023, compared to 75 bps as of December 31, 2022. The increase in classified assets during the period was primarily due to the downgrades of two relationships, which were partially offset by a single large payoff during the period.

Table of Content

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

The recorded adjustments to remove or reduce values of the loans and leases from the Consolidated Balance Sheets due to credit deterioration are referred to as charge-offs. First Financial's policy is to charge-off all or a portion of a loan when, in management's opinion, it is unlikely to collect the principal amount owed in full either through payments from the borrower or from the liquidation of collateral. All loans charged-off are subject to continuous review and concerted efforts are made to maximize any recovery. In most cases, the borrower’s debt obligation is not canceled even though the loan balance may have been charged-off. Actual losses on loans and leases are posted against the ACL as a charge-off. Any subsequent collection of a previously charged-off loan is credited back to the ACL as a recovery.

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

The Company utilized the Moody's June baseline forecast as its R&S forecast in the quantitative model at June 30, 2023. For reasonableness, the Company also considered the impact to the model from alternative, more adverse economic forecasts, slower prepayment speeds and increased default rates. These alternative analyses were utilized to inform the Company's qualitative adjustments. Additionally, First Financial considered its credit exposure to certain industries believed to be at risk for future credit stress, such as franchise, hotel and investor commercial real estate lending, when making qualitative adjustments to the ACL model.

The total ACL, which includes both funded and unfunded reserves, was $166.9 million at June 30, 2023 and $151.4 million as of December 31, 2022.

ACL - loans and leases. The ACL on loans and leases was $148.6 million as of June 30, 2023 and $133.0 million as of December 31, 2022. As a percentage of period-end loans, the ACL was 1.41% as of June 30, 2023 and 1.29% as of December 31, 2022. The increase in the ACL was driven by slower prepayment speeds, which effectively increased the duration of the loan portfolio, as well as loan growth and changes in economic forecasts.

In the second quarter of 2023, the Company recorded net charge-offs of $5.7 million, or 22 bps of average loans and leases on an annualized basis, compared to insignificant net charge-offs for the first quarter of 2023. Through the first six months of 2023, the Company recorded net charge-offs of $5.7 million, or 11 bps, compared to net charge-offs of $4.3 million, or 9 bps, for the same period of 2022.

The ACL as a percentage of nonaccrual loans was 276.7% at June 30, 2023 and 464.6% at December 31, 2022. The decrease in this ratio was primarily driven by a $25.1 million, or 87.7%, increase in nonaccrual loans during the period outpacing the increase in the reserve. The ACL as a percentage of nonperforming loans was 276.7% as of June 30, 2023 and 335.9% as of December 31, 2022. The decrease in this ratio was driven by the increase in nonaccrual loans.

Provision expense is a product of the Company's ACL model combined with net charge-off activity during the period. During the second quarter of 2023, the Company recorded $12.7 million of provision expense for loans and leases compared to provision expense of $8.6 million during the first quarter of 2023. The increase in provision expense was attributed to higher net chargeoffs combined with an increase in the ACL model. Through the first six months of 2023, the Company recorded a provision expense of $21.4 million compared to a provision recapture of $9.9 million for the same period of 2022.

ACL - unfunded commitments. The ACL on unfunded commitments was $18.2 million as of June 30, 2023 and $18.4 million as of December 31, 2022. First Financial recorded $2.0 million of provision recapture for credit losses on unfunded commitments for the three months ended June 30, 2023, compared to $1.8 million of expense in the first quarter 2023. Through the first six months of 2023, the Company recorded a provision recapture of $0.2 million compared to a provision expense of $3.3 million for the same period of 2022.

Table of Content
See Note 5 – Allowance for Credit Losses in the Notes to Consolidated Financial Statements for further discussion of First Financial's ACL.

The table that follows includes the activity in the ACL for the quarterly periods presented.

	Three months ended					Six months ended
	2023		2022			June 30,
(Dollars in thousands)	June 30,	Mar. 31,	Dec. 31,	Sep. 30,	June 30,	2023	2022
Allowance for credit loss activity
Balance at beginning of period	$141,591	$132,977	$124,096	$117,885	$124,130	$132,977	$131,992
Provision for loan losses	12,719	8,644	8,689	7,898	(4,267)	21,363	(9,856)
Gross charge-offs
Commercial and industrial	2,372	730	334	1,947	773	3,102	3,618
Lease financing	90	13	0	13	8	103	139
Construction real estate	0	0	0	0	0	0	0
Commercial real estate	2,648	66	245	3	3,419	2,714	3,419
Residential real estate	20	0	79	119	4	20	26
Home equity	21	91	72	45	22	112	43
Installment	1,515	1,524	717	294	361	3,039	538
Credit card	274	217	212	237	212	491	458
Total gross charge-offs	6,940	2,641	1,659	2,658	4,799	9,581	8,241
Recoveries
Commercial and industrial	631	109	293	90	177	740	556
Lease financing	1	1	0	13	3	2	36
Construction real estate	0	0	0	0	0	0	0
Commercial real estate	153	2,238	1,327	561	2,194	2,391	2,416
Residential real estate	113	66	15	35	34	179	124
Home equity	232	80	88	185	360	312	625
Installment	90	54	68	29	47	144	68
Credit card	56	63	60	58	6	119	165
Total recoveries	1,276	2,611	1,851	971	2,821	3,887	3,990
Total net charge-offs	5,664	30	(192)	1,687	1,978	5,694	4,251
Ending allowance for credit losses	$148,646	$141,591	$132,977	$124,096	$117,885	$148,646	$117,885

Net charge-offs to average loans and leases (annualized)
Commercial and industrial	0.20%	0.07%	0.01%	0.24%	0.08%	0.14%	0.22%
Lease financing	0.11%	0.02%	0.00%	0.00%	0.01%	0.07%	0.17%
Construction real estate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Commercial real estate	0.25%	(0.22)%	(0.11)%	(0.06)%	0.12%	0.02%	0.05%
Residential real estate	(0.03)%	(0.02)%	0.02%	0.03%	(0.01)%	(0.03)%	(0.02)%
Home equity	(0.12)%	0.01%	(0.01)%	(0.08)%	(0.19)%	(0.06)%	(0.17)%
Installment	3.32%	2.89%	1.24%	0.64%	0.90%	3.09%	0.71%
Credit card	1.47%	1.12%	1.07%	1.29%	1.50%	1.30%	1.10%
Total net charge-offs	0.22%	0.00%	(0.01)%	0.07%	0.08%	0.11%	0.09%

Table of Content

	Three months ended					Six months ended
	2023		2022			June 30,
(Dollars in thousands)	June 30,	Mar. 31,	Dec. 31,	Sep. 30,	June 30,	2023	2022
Nonperforming assets
Nonaccrual loans (1)	$53,721	$34,580	$28,623	$36,327	$38,922	$53,721	$38,922
Accruing troubled debt restructurings (2)	N/A	N/A	10,960	11,022	11,225	N/A	11,225
Total nonperforming loans(2)	53,721	34,580	39,583	47,349	50,147	53,721	50,147
Other real estate owned	281	191	191	22	22	281	22
Total nonperforming assets (2)	54,002	34,771	39,774	47,371	50,169	54,002	50,169
Accruing loans past due 90 days or more	873	159	857	139	142	873	142
Total underperforming assets (2)	$54,875	$34,930	$40,631	$47,510	$50,311	$54,875	$50,311
Total classified assets (2)	$138,909	$158,984	$128,137	$114,956	$119,769	$138,909	$119,769

Credit quality ratios
As a percent of period-end loans, net of unearned income:
Allowance for credit losses	1.41%	1.36%	1.29%	1.27%	1.25%	1.41%	1.25%
Nonaccrual loans	0.51%	0.33%	0.28%	0.37%	0.41%	0.51%	0.41%
Nonperforming loans	0.51%	0.33%	0.38%	0.48%	0.53%	0.51%	0.53%
Allowance for credit losses to nonaccrual loans	276.70%	409.46%	464.58%	341.61%	302.87%	276.70%	302.87%
Allowance for credit losses to nonperforming loans	276.70%	409.46%	335.94%	262.09%	235.08%	276.70%	235.08%
(1) Nonaccrual loans include nonaccrual TDRs of $10.0 million, $12.8 million and $9.5 million, as of December 31, 2022, September 30, 2022 and June 30, 2022, respectively.
(2) Upon adoption of ASU 2022-02 as of January 1, 2023, the TDR model was eliminated. FDMs are excluded from nonperforming and classified asset balances,

DEPOSITS AND FUNDING

Total deposits were $12.8 billion as of June 30, 2023, a increase of $93.7 million, or 0.7%, from December 31, 2022. With the rise in interest rates, the Company's deposit mix has shifted to more higher cost interest bearing deposit balances, with lower transaction deposit balances. As such, the increase in deposit balances was attributed to a $784.1 million, or 46.1%, increase in time deposits, primarily attributable to an increase in brokered CD's. This growth was partially offset by a $530.0 million, or 12.8%, decrease in noninterest bearing deposits, a $117.7 million, or 3.9%, decrease in interest bearing demand deposits, and a $42.7 million, or 1.1%, decrease in savings deposits.

Average deposits for the second quarter of 2023 were $12.7 billion, a decrease of $98.3 million, or 0.8%, from $12.8 billion for the first quarter of 2023. This decline was attributed to a $291.5 million, or 7.4%, decrease in average noninterest bearing deposits and a $68.9 million, or 1.8%, decrease in average savings deposits. These declines were partially offset by a $262.0 million, or 12.3%, increase in average time deposits.

Through the first six months of 2023, average deposits increased $102.6 million, or 0.8%, when compared to the same period of 2022.

Uninsured deposit balances were $4.6 billion, or 35.8% of total deposits, as of June 30, 2023. The Company reviews uninsured deposits for concentration risk, and typically evaluates this risk by excluding public funds and intercompany deposits to arrive at an adjusted uninsured deposit amount. As such, excluding public funds and intercompany accounts, adjusted uninsured deposits were $2.5 billion, or 19.8% of total deposits, at the end of the second quarter.

First Financial maintains a diverse set of funding sources, including Fed Funds, the Fed discount window, brokered CDs, FHLB borrowings and deposit placement services. The Company believes that its funding capacity provides sufficient flexibility to respond to any event that would stress its deposit balances.

Borrowed funds were $1.6 billion as of both June 30, 2023 and December 31, 2022. Borrowings were relatively unchanged from year end as the Company primarily utilized brokered and retail CDs to satisfy its funding needs.

Table of Content
First Financial had short-term borrowings of $1.2 billion and $1.3 billion as of June 30, 2023 and December 31, 2022, respectively. Short-term borrowings with the FHLB were $1.1 billion at both June 30, 2023 and December 31, 2022. There were no federal funds purchased included in short-term borrowings at June 30, 2023 or December 31, 2022.

Long-term debt, which may include subordinated notes, FRB/FHLB long-term advances or other borrowings, was $340.0 million and $346.7 million at June 30, 2023 and December 31, 2022, respectively. Outstanding subordinated debt totaled $312.1 million as of June 30, 2023 and $311.7 million as of December 31, 2022.

First Financial had no FHLB long-term advances at June 30, 2023 or December 31, 2022. First Financial's total remaining borrowing capacity from the FHLB was $494.7 million as of June 30, 2023.

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

Both First Financial and the Bank received investment grade credit ratings from Kroll Bond Rating Agency, Inc, an independent rating agency. These credit ratings impact the cost and availability of financing to First Financial, and a downgrade to these credit ratings could affect First Financial's or the Bank’s ability to access the credit markets and potentially increase borrowing costs, negatively impacting financial condition and liquidity. Key factors in maintaining high credit ratings include consistent and diverse earnings, strong credit quality and capital ratios, diverse funding sources and disciplined liquidity monitoring procedures. The ratings of First Financial and the Bank at June 30, 2023 were as follows:

	First Financial Bancorp	First Financial Bank
Senior Unsecured Debt	BBB+	A-
Subordinated Debt	BBB	BBB+
Short-Term Debt	K2	K2
Deposit	N/A	A-
Short-Term Deposit	N/A	K2

For ease of borrowing execution, First Financial utilizes a blanket collateral agreement with the FHLB. First Financial pledged $6.2 billion of certain eligible residential, commercial and farm real estate loans, home equity lines of credit and government, agency, and CMBS securities as collateral for borrowings from the FHLB as of June 30, 2023.

First Financial's principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. AFS securities were 97.5% and 97.6% of the total investment portfolio as of June 30, 2023 and December 31, 2022, respectively. The market value of investment securities classified as AFS totaled $3.2 billion and $3.4 billion at June 30, 2023 and December 31, 2022, respectively.  As of June 30, 2023, $1.7 billion of AFS securities were unpledged and there were $171.5 million of securities available to be sold at breakeven. Additionally, $657.7 million of AFS securities have floating rates and could be sold with minimal losses at June 30, 2023.

HTM securities that are maturing within a short period of time can be an additional source of liquidity. As of both June 30, 2023 and December 31, 2022, the Company had no HTM securities maturing within one year. In total, First Financial expects $626.4 million of cash flows from its investment portfolio in the next 12 months.

Table of Content
Other sources of liquidity include interest-bearing deposits with other banks. At June 30, 2023, these balances totaled $485.2 million. Additionally, First Financial had unused and available overnight wholesale funding sources of $5.0 billion, or 29.4% of total assets, to fund loan and deposit activities in addition to other general corporate requirements.

First Financial also has a $40.0 million short-term credit facility with an unaffiliated bank that matures in December, 2023. This facility has a variable interest rate and provides First Financial additional liquidity, if needed, for various corporate activities including the repurchase of First Financial common stock and the payment of dividends to shareholders. First Financial had no outstanding balance on this short-term credit facility as of June 30, 2023 and December 31, 2022. The credit agreement requires First Financial to comply with certain covenants including those related to asset quality and capital levels, and First Financial was in compliance with all covenants associated with this facility as of June 30, 2023 and December 31, 2022. This credit facility also required First Financial to pledge as collateral the Bank's common stock where the lender is granted a security interest in this collateral.

Certain restrictions exist regarding the Bank's ability to transfer funds to First Financial in the form of cash dividends, loans, other assets or advances and the approval of the Bank's primary federal regulator is required to pay dividends in excess of regulatory limitations.  Dividends paid to First Financial from the Bank totaled $80.0 million for the first six months of 2023.  As of June 30, 2023, the Bank had retained earnings of $865.9 million, of which $195.7 million was available for distribution to the Bancorp without prior regulatory approval. As an additional source of liquidity, First Financial had $106.7 million in cash at the parent company as of June 30, 2023.

Share repurchases also impact First Financial's liquidity. For further information regarding share repurchases, see the Capital section that follows.

Capital expenditures were $12.0 million and $7.2 million for the first six months of 2023 and 2022, respectively. Management believes that sufficient liquidity exists to fund its future capital expenditure commitments.

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

First Financial's tier 1 capital increased 47 bps to 11.64% at June 30, 2023 compared to 11.17% at December 31, 2022, while the total capital ratio increased to 13.94% at June 30, 2023 compared to 13.64% at December 31, 2022. The leverage ratio increased to 9.33% at June 30, 2023 from 8.89% at December 31, 2022. The Company’s tangible common equity ratio increased to 6.56% at June 30, 2023 from 5.95% at December 31, 2022. The 61 bp increase in the tangible common equity ratio was driven by the Company's strong earnings during the period.

As of June 30, 2023, management believes that First Financial met all capital adequacy requirements to which it was subject.  The Company's most recent regulatory notifications categorized First Financial as "well-capitalized" under the regulatory framework for prompt corrective action. There have been no conditions or events since those notifications that management believes have changed the Company's categorization. Total regulatory capital exceeded the minimum requirement by $451.3 million on a consolidated basis at June 30, 2023.

Table of Content
The following tables present the actual and required capital amounts and ratios as of June 30, 2023 and December 31, 2022 under the Basel III Capital Rules and include the minimum required capital levels based on the phase-in provisions of the Basel III Capital Rules. Capital levels required to be considered "well capitalized" are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum capital required - Basel III		PCA requirement to be considered well capitalized
(Dollars in thousands)	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
June 30, 2023
Common equity Tier 1 capital to risk-weighted assets
Consolidated	$1,481,913	11.30%	$918,293	7.00%	N/A	N/A
First Financial Bank	1,642,930	12.53%	917,491	7.00%	$851,956	6.50%

Tier 1 capital to risk-weighted assets
Consolidated	1,526,362	11.64%	1,115,071	8.50%	N/A	N/A
First Financial Bank	1,643,445	12.54%	1,114,097	8.50%	1,048,561	8.00%

Total capital to risk-weighted assets
Consolidated	1,828,737	13.94%	1,377,440	10.50%	N/A	N/A
First Financial Bank	1,685,126	12.86%	1,376,237	10.50%	1,310,702	10.00%

Leverage ratio
Consolidated	1,526,362	9.33%	654,484	4.00%	N/A	N/A
First Financial Bank	1,643,445	10.06%	653,701	4.00%	817,127	5.00%

	Actual		Minimum capital required - Basel III		PCA requirement to be considered well capitalized
(Dollars in thousands)	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
December 31, 2022
Common equity tier 1 capital to risk-weighted assets
Consolidated	$1,399,420	10.83%	$904,626	7.00%	N/A	N/A
First Financial Bank	1,581,328	12.26%	903,244	7.00%	$838,726	6.50%

Tier 1 capital to risk-weighted assets
Consolidated	1,443,698	11.17%	1,098,475	8.50%	N/A	N/A
First Financial Bank	1,581,900	12.26%	1,096,796	8.50%	1,032,278	8.00%

Total capital to risk-weighted assets
Consolidated	1,762,971	13.64%	1,356,939	10.50%	N/A	N/A
First Financial Bank	1,640,671	12.71%	1,354,865	10.50%	1,290,348	10.00%

Leverage ratio
Consolidated	1,443,698	8.89%	649,636	4.00%	N/A	N/A
First Financial Bank	1,581,900	9.76%	648,607	4.00%	810,759	5.00%

Shareholder dividends. First Financial paid a dividend of $0.23 per common share on June 15, 2023 to shareholders of record as of June 1, 2023. Additionally, First Financial's board of directors authorized a dividend of $0.23 per common share, payable on September 15, 2023 to shareholders of record as of September 1, 2023.

Table of Content
Share repurchases. Effective January 2022, First Financial's board of directors approved a stock repurchase plan (the 2022 Stock Repurchase Plan), replacing the 2020 Repurchase Plan which became effective in January 2021. The 2022 Stock Repurchase Plan continues for two years and authorized the purchase of up to 5,000,000 shares of the Company's common stock and will expire in December 2023. First Financial did not repurchase any shares under this plan in 2022 or through two quarters in 2023. Therefore, at June 30, 2023, all 5,000,000 common shares remained available for repurchase under the 2022 Stock Repurchase Plan.

Shareholders' equity. Total shareholders’ equity was $2.1 billion at June 30, 2023 and $2.0 billion at December 31, 2022.

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

Non-maturity deposit modeling is particularly dependent on the assumption for repricing sensitivity known as a beta. Beta is the amount by which First Financial’s interest bearing non-maturity deposit rates will increase when short-term interest rates rise. The Company utilized a weighted average deposit beta of 36% in its interest rate risk modeling as of June 30, 2023. First

Table of Content
Financial also includes an assumption for the migration of non-maturity deposit balances into CDs for all upward rate scenarios beginning with the +100 bps scenario, thereby increasing deposit costs and reducing asset sensitivity.

Presented below is the estimated impact on First Financial’s NII and EVE position as of June 30, 2023, assuming immediate, parallel shifts in interest rates:

	% Change from base case for immediate parallel changes in rates
	-100 bps	+100 bps	+200 bps
NII-Year 1	(6.16)%	4.37%	7.78%
NII-Year 2	(5.77)%	3.69%	6.45%
EVE	(2.30)%	1.75%	3.74%

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

The projected results for NII and EVE reflected an asset sensitive position, due to a strong funding mix of low cost transactional deposits supporting loans priced primarily off the short end of the rate curve. First Financial's total cost of deposits increased 40 bps in the quarter, and consequently, the down rate shock sensitivity declined. As deposit costs increase in the future, asset sensitivity is expected to moderate further. First Financial continues to manage its balance sheet with a bias toward asset sensitivity while simultaneously balancing the potential earnings impact of this strategy.

First Financial continually evaluates the sensitivity of its interest rate risk position to modeling assumptions. The following table reflects First Financial’s estimated NII sensitivity profile as of June 30, 2023 assuming a 25% increase and a 25% reduction to the beta assumption on managed rate deposits:

	Beta sensitivity (% change from base)
	+100 BP		+200 BP
	Beta 25% lower	Beta 25% higher	Beta 25% lower	Beta 25% higher
NII-Year 1	5.05%	3.69%	8.44%	7.13%
NII-Year 2	4.37%	3.01%	7.10%	5.80%

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

Table of Content
CRITICAL ACCOUNTING POLICIES

First Financial’s Consolidated Financial Statements are prepared based on the application of the Company's accounting policies.  These policies require the reliance on estimates and assumptions which are inherently subjective and may be susceptible to significant change.  Changes in underlying factors, assumptions or estimates could have a material impact on First Financial’s future financial condition and results of operations. In management’s opinion, certain accounting policies have a more significant impact than others on First Financial’s financial reporting.  For First Financial, these policies currently include accounting for the ACL - loans and leases, goodwill, pension and income taxes.  These accounting policies are discussed in detail in the Critical Accounting Policies section of Management’s Discussion and Analysis in First Financial’s 2022 Annual Report.  There were no changes to the accounting policies for the ACL, goodwill, pension or income taxes during the three or six months ended June 30, 2023.

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

Table of Content
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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On January 27, 2022, the Board announced that it authorized a stock repurchase plan that provided for the purchase of up to 5,000,000 shares of common stock of the Company (the 2022 Stock Repurchase Plan). The 2022 Stock Repurchase Plan became effective January 1, 2022, upon the expiration of the previously authorized stock repurchase plan, and expires December 31, 2023. The Company did not purchase any shares under the 2022 Stock Repurchase Plan in the second quarter of 2023.

Item 5.    Other Information.

During the three months ended June 30, 2023, none of the Company's officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

FIRST FINANCIAL BANCORP.
(Registrant)

/s/ James M. Anderson		/s/ Scott T. Crawley
James M. Anderson		Scott T. Crawley
Executive Vice President and Chief Financial Officer		Senior Vice President and Controller
(Principal Accounting Officer)

Date	8/4/2023	Date	8/4/2023