Form 10-Q
period 2023-09-30
FIRST FINANCIAL BANCORP /OH/
filed 2023-11-03
CIK 708955

Table of Content
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                           September 30, 2023

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
Yes  ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The registrant has one class of common stock (no par value) with 95,121,687 shares outstanding at November 2, 2023.

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

Table of Content
PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Cash and due from banks	$220,335	$207,501
Interest-bearing deposits with other banks	452,867	388,182
Investment securities available-for-sale, at fair value (amortized cost $3,526,096 at September 30, 2023 and $3,827,418 at December 31, 2022)	3,044,361	3,409,648
Investment securities held-to-maturity (fair value $69,845 at September 30, 2023 and $76,485 at December 31, 2022)	81,236	84,021
Other investments	133,725	143,160
Loans held for sale, at fair value	12,391	7,918
Loans and leases
Commercial & industrial	3,420,873	3,410,272
Lease financing	399,973	236,124
Construction real estate	578,824	512,050
Commercial real estate	3,992,654	4,052,759
Residential real estate	1,293,470	1,092,265
Home equity	743,991	733,791
Installment	160,648	209,895
Credit card	56,386	51,815
Total loans and leases	10,646,819	10,298,971
Less: Allowance for credit losses	(145,201)	(132,977)
Net loans and leases	10,501,618	10,165,994
Premises and equipment	192,572	189,080
Operating leases	136,883	91,738
Goodwill	1,005,868	1,001,507
Other intangibles	86,378	93,919
Accrued interest and other assets	1,186,618	1,220,648
Total assets	$17,054,852	$17,003,316

Liabilities
Deposits
Interest-bearing demand	$2,880,617	$3,037,153
Savings	4,023,455	3,828,139
Time	2,572,909	1,700,705
Total interest-bearing deposits	9,476,981	8,565,997
Noninterest-bearing	3,438,572	4,135,180
Total deposits	12,915,553	12,701,177
FHLB short-term borrowings	755,000	1,130,000
Other short-term borrowings	219,188	157,156
Total short-term borrowings	974,188	1,287,156
Long-term debt	340,902	346,672
Total borrowed funds	1,315,090	1,633,828
Accrued interest and other liabilities	694,700	626,938
Total liabilities	14,925,343	14,961,943

Shareholders' equity
Common stock - no par value
Authorized - 160,000,000 shares; Issued - 104,281,794 shares at both September 30, 2023 and December 31, 2022	1,636,054	1,634,605
Retained earnings	1,101,905	968,237
Accumulated other comprehensive income (loss)	(410,005)	(358,663)
Treasury stock, at cost, 9,164,614 shares at September 30, 2023 and 9,390,695 shares at December 31, 2022	(198,445)	(202,806)
Total shareholders' equity	2,129,509	2,041,373
Total liabilities and shareholders' equity	$17,054,852	$17,003,316
See Notes to Consolidated Financial Statements.

Table of Content
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Interest income
Loans and leases, including fees	$192,261	$122,170	$546,354	$306,443
Investment securities
Taxable	31,297	26,331	95,226	72,066
Tax-exempt	3,522	5,014	10,499	14,361
Total interest on investment securities	34,819	31,345	105,725	86,427
Other earning assets	5,011	1,597	12,488	2,222
Total interest income	232,091	155,112	664,567	395,092
Interest expense
Deposits	57,069	6,386	132,817	11,972
Short-term borrowings	14,615	6,158	43,101	8,041
Long-term borrowings	4,952	4,676	14,644	13,832
Total interest expense	76,636	17,220	190,562	33,845
Net interest income	155,455	137,892	474,005	361,247
Provision for credit losses - loans and leases	12,907	7,898	34,270	(1,958)
Provision for credit losses - unfunded commitments	(1,234)	386	(1,393)	3,641
Net interest income after provision for credit losses	143,782	129,608	441,128	359,564
Noninterest income
Service charges on deposit accounts	6,957	6,279	20,443	21,656
Wealth management fees	6,943	5,487	19,990	17,858
Bankcard income	3,406	3,484	10,690	10,644
Client derivative fees	1,612	1,447	4,444	3,619
Foreign exchange income	13,384	11,752	45,321	35,373
Leasing business income	14,537	7,127	38,466	20,450
Net gain from sales of loans	4,086	3,729	10,260	12,842
Net gain (loss) on sales of investment securities	(4)	(179)	(407)	(176)
Net gain (loss) on equity securities	(54)	(701)	4	(1,954)
Other	5,761	4,109	16,218	13,294
Total noninterest income	56,628	42,534	165,429	133,606
Noninterest expenses
Salaries and employee benefits	75,641	66,808	222,094	195,747
Net occupancy	5,809	5,669	17,100	16,774
Furniture and equipment	3,341	3,222	10,020	9,990
Data processing	8,473	8,497	27,364	25,095
Marketing	2,598	2,523	7,560	6,546
Communication	744	657	2,022	1,993
Professional services	2,524	2,346	6,778	6,719
State intangible tax	981	1,090	2,930	3,311
FDIC assessments	2,665	1,885	8,297	5,021
Intangible assets amortization	2,600	2,783	7,801	8,612
Leasing business expense	8,877	5,746	23,545	14,302
Other	7,791	23,842	23,841	36,797
Total noninterest expenses	122,044	125,068	359,352	330,907
Income before income taxes	78,366	47,074	247,205	162,263
Income tax expense (benefit)	15,305	(8,631)	48,074	13,737
Net income	$63,061	$55,705	$199,131	$148,526
Net earnings per common share - basic	$0.67	$0.60	$2.12	$1.59
Net earnings per common share - diluted	$0.66	$0.59	$2.09	$1.57
Average common shares outstanding - basic	94,030,275	93,582,250	93,896,716	93,507,831
Average common shares outstanding - diluted	95,126,269	94,793,766	95,085,871	94,504,453
See Notes to Consolidated Financial Statements.

Table of Content

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$63,061	$55,705	$199,131	$148,526
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on debt securities arising during the period	(55,397)	(111,433)	(49,808)	(354,912)
Change in retirement obligation	164	261	411	861
Unrealized gain (loss) on derivatives	(1,493)	0	(1,824)	0
Unrealized gain (loss) on foreign currency exchange	(269)	(70)	(121)	(86)
Other comprehensive income (loss)	(56,995)	(111,242)	(51,342)	(354,137)
Comprehensive income (loss)	$6,066	$(55,537)	$147,789	$(205,611)

See Notes to Consolidated Financial Statements.

Table of Content
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Third quarter
(Dollars in thousands except per share data)
(Unaudited)

	Common Stock		Retained	Accumulated other comprehensive	Treasury stock
	Shares	Amount	Earnings	income (loss)	Shares	Amount	Total
Balance at July 1, 2022	104,281,794	$1,637,237	$887,006	$(243,328)	(9,833,002)	$(212,245)	$2,068,670
Net income			55,705				55,705
Other comprehensive income (loss)				(111,242)			(111,242)
Cash dividends declared:
Common stock at $0.23 per share			(21,768)				(21,768)
Restricted stock awards, net of forfeitures		(8,420)			385,172	8,308	(112)
Share-based compensation expense		2,879					2,879
Balance at September 30, 2022	104,281,794	$1,631,696	$920,943	$(354,570)	(9,447,830)	$(203,937)	$1,994,132
Balance at July 1, 2023	104,281,794	$1,632,659	$1,060,715	$(353,010)	(9,096,311)	$(196,945)	$2,143,419
Net income			63,061				63,061
Other comprehensive income (loss)				(56,995)			(56,995)
Cash dividends declared:
Common stock at $0.23 per share			(21,871)				(21,871)
Restricted stock awards, net of forfeitures		(1,165)			(68,303)	(1,500)	(2,665)
Share-based compensation expense		4,560					4,560
Balance at September 30, 2023	104,281,794	$1,636,054	$1,101,905	$(410,005)	(9,164,614)	$(198,445)	$2,129,509

See Notes to Consolidated Financial Statements.

Table of Content
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Year-to-date
(Dollars in thousands except per share data)
(Unaudited)

	Common Stock		Retained	Accumulated other comprehensive	Treasury stock
	Shares	Amount	Earnings	income (loss)	Shares	Amount	Total
Balance at January 1, 2022	104,281,794	$1,640,358	$837,473	$(433)	(10,132,554)	$(218,456)	$2,258,942
Net income			148,526				148,526
Other comprehensive income (loss)				(354,137)			(354,137)
Cash dividends declared:
Common stock at $0.69 per share			(65,056)				(65,056)
Exercise of stock options, net of shares purchased		(160)			15,660	337	177
Restricted stock awards, net of forfeitures		(17,209)			669,064	14,182	(3,027)
Share-based compensation expense		8,707					8,707
Balance at September 30, 2022	104,281,794	$1,631,696	$920,943	$(354,570)	(9,447,830)	$(203,937)	$1,994,132
Balance at January 1, 2023	104,281,794	$1,634,605	$968,237	$(358,663)	(9,390,695)	$(202,806)	$2,041,373
Net income			199,131				199,131
Other comprehensive income (loss)				(51,342)			(51,342)
Cash dividends declared:
Common stock at $0.69 per share			(65,463)				(65,463)
Exercise of stock options, net of shares purchased		(57)			4,855	105	48
Restricted stock awards, net of forfeitures		(11,845)			221,226	4,256	(7,589)
Share-based compensation expense		13,351					13,351
Balance at September 30, 2023	104,281,794	$1,636,054	$1,101,905	$(410,005)	(9,164,614)	$(198,445)	$2,129,509

See Notes to Consolidated Financial Statements.

Table of Content
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine months ended
	September 30,
	2023	2022
Operating activities
Net income	$199,131	$148,526
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recapture of) credit losses	32,877	1,683
Depreciation and amortization	22,667	23,845
Stock-based compensation expense	13,351	8,707
Pension expense (income)	2,634	1,590
Net amortization (accretion) on investment securities	5,565	10,544
Net (gain) loss on sales of investment securities	407	176
Net (gain) loss from equity securities	(4)	1,954
Originations of loans held for sale	(219,708)	(311,143)
Net gains from sales of loans held for sale	(10,260)	(12,842)
Proceeds from sales of loans held for sale	222,454	317,852
Deferred income taxes	4,522	9,418
Amortization of operating leases	5,736	5,709
Payments for operating leases	(5,857)	(5,865)
Decrease (increase) cash surrender value of life insurance	(3,882)	(1,559)
Decrease (increase) in interest receivable	(7,724)	(6,697)
(Decrease) increase in interest payable	39,863	2,069
Decrease (increase) in other assets	52,738	(281,714)
(Decrease) increase in other liabilities	16,290	261,953
Net cash provided by (used in) operating activities	370,800	174,206

Investing activities
Proceeds from sales of securities available-for-sale	4,821	116,796
Proceeds from calls, paydowns and maturities of securities available-for-sale	326,181	594,016
Purchases of securities available-for-sale	(35,718)	(454,759)
Proceeds from calls, paydowns and maturities of securities held-to-maturity	2,937	12,790
Purchases of other investment securities	(4,521)	(37,758)
Proceeds from calls, paydowns and maturities of other securities	13,960	8
Net decrease (increase) in interest-bearing deposits with other banks	(64,685)	(124,167)
Net decrease (increase) in loans and leases	(367,240)	(490,687)
Proceeds from disposal of other real estate owned	252	170
Purchases of premises and equipment	(18,134)	(9,762)
Net change in operating leases	(45,145)	(22,574)
Net cash (paid for) acquired from acquisitions	(3,535)	0
Life insurance death benefits	3,246	4,676
Net cash provided by (used in) investing activities	(187,581)	(411,251)

Financing activities
Net (decrease) increase in total deposits	214,376	(532,019)
Net (decrease) increase in short-term borrowings	(312,968)	864,844
Payments on long-term debt	(6,337)	(55,369)
Cash dividends paid on common stock	(65,504)	(65,066)
Proceeds from exercise of stock options	48	177
Net cash provided by (used in) financing activities	(170,385)	212,567

Cash and due from banks
Change in cash and due from banks	12,834	(24,478)
Cash and due from banks at beginning of period	207,501	220,031
Cash and due from banks at end of period	$220,335	$195,553
	(continued on next page)
See Notes to Consolidated Financial Statements.

Table of Content
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(Unaudited)

	Nine months ended
	September 30,
	2023	2022
Supplemental disclosures
Interest paid	$150,699	$30,820
Income taxes paid, net of refunds	$8,392	$4,847
Investment securities purchased not settled	$0	$45,494

Supplemental schedule for investing activities
Business combinations
Assets acquired, net of purchase consideration	$(3,420)	$692
Liabilities assumed	941	(1,635)
Goodwill	$4,361	$(2,327)

See Notes to Consolidated Financial Statements.

Table of Content
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
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

Standards Adopted in 2022

During the first quarter of 2022, the SEC issued SAB No. 121. This bulletin adds interpretive guidance on the accounting and disclosure of obligations to safeguard crypto assets held for platform users. This guidance was applicable no later than the financial statements covering the first interim or annual period ending after June 15, 2022. Management reviewed its business activities and determined SAB 121 was not impactful to the Company’s Consolidated Financial Statements as the Company did not safeguard crypto assets at the time of adoption or as of September 30, 2023.

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

NOTE 3:  INVESTMENTS

For the three months ended September 30, 2023, there were $0.1 million sales of AFS securities with no gross realized gains or gross realized losses. For the nine months ended September 30, 2023, there were $4.8 million of sales of AFS securities with no gross realized gains and gross realized losses of $0.4 million. For the three months ended September 30, 2022, there were $111.8 million sales of AFS securities with gross realized gains of $0.2 million and gross realized losses of $0.4 million. For the nine months ended September 30, 2022, there were $116.8 million of sales of AFS securities with gross realized gains of $0.3 million and gross realized losses of $0.4 million.

The following is a summary of HTM and AFS investment securities as of September 30, 2023:

	Held-to-maturity				Available-for-sale
(Dollars in thousands)	Amortized cost	Unrecognized gain	Unrecognized loss	Fair value	Amortized cost	Unrealized gain	Unrealized loss	Fair value
U.S. Treasuries	$0	$0	$0	$0	$37,085	$0	$(4,943)	$32,142
Securities of U.S. government agencies and corporations	0	0	0	0	81,434	0	(15,309)	66,125
Mortgage-backed securities - residential	0	0	0	0	705,681	0	(121,198)	584,483
Mortgage-backed securities - commercial	33,399	0	(5,958)	27,441	599,969	0	(50,399)	549,570
Collateralized mortgage obligations	8,410	0	(1,182)	7,228	488,590	0	(75,659)	412,931
Obligations of state and other political subdivisions	8,177	17	(530)	7,664	814,669	472	(151,398)	663,743
Asset-backed securities	0	0	0	0	661,779	0	(49,679)	612,100
Other securities	31,250	0	(3,738)	27,512	136,889	0	(13,622)	123,267
Total	$81,236	$17	$(11,408)	$69,845	$3,526,096	$472	$(482,207)	$3,044,361

The following is a summary of HTM and AFS investment securities as of December 31, 2022:

	Held-to-maturity				Available-for-sale
(Dollars in thousands)	Amortized cost	Unrecognized gain	Unrecognized loss	Fair value	Amortized cost	Unrealized gain	Unrealized loss	Fair value
U.S. Treasuries	$0	$0	$0	$0	$37,312	$0	$(4,616)	$32,696
Securities of U.S. government agencies and corporations	0	0	0	0	80,382	0	(13,914)	66,468
Mortgage-backed securities - residential	0	0	0	0	747,478	47	(97,462)	650,063
Mortgage-backed securities - commercial	35,363	0	(4,114)	31,249	676,934	2	(47,374)	629,562
Collateralized mortgage obligations	9,280	0	(827)	8,453	538,970	181	(61,439)	477,712
Obligations of state and other political subdivisions	8,128	105	(201)	8,032	832,066	565	(124,168)	708,463
Asset-backed securities	0	0	0	0	772,261	39	(60,975)	711,325
Other securities	31,250	0	(2,499)	28,751	142,015	0	(8,656)	133,359
Total	$84,021	$105	$(7,641)	$76,485	$3,827,418	$834	$(418,604)	$3,409,648

Table of Content
The following table provides a summary of investment securities by contractual maturity as of September 30, 2023, except for residential and commercial mortgage-backed securities, collateralized mortgage obligations and asset-backed securities, which are shown as single totals due to the unpredictability of the timing in principal repayments.

	Held-to-maturity		Available-for-sale
(Dollars in thousands)	Amortized cost	Fair value	Amortized cost	Fair value
By Contractual Maturity:
Due in one year or less	$0	$0	$9,534	$9,435
Due after one year through five years	4,164	4,064	129,631	117,854
Due after five years through ten years	33,505	29,652	269,634	228,912
Due after ten years	1,758	1,460	661,278	529,076
Mortgage-backed securities - residential	0	0	705,681	584,483
Mortgage-backed securities - commercial	33,399	27,441	599,969	549,570
Collateralized mortgage obligations	8,410	7,228	488,590	412,931
Asset-backed securities	0	0	661,779	612,100
Total	$81,236	$69,845	$3,526,096	$3,044,361

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

First Financial does not intend to sell, and it is not more likely than not that the Company will be required to sell, debt securities prior to maturity or recovery of the recorded value. Additionally, based on the Company's credit assessment of AFS securities in an unrealized loss position, the Company recorded no reserves for the periods ended September 30, 2023 or December 31, 2022.

As of September 30, 2023, the Company's investment securities portfolio consisted of 1,041 securities, of which 919 were in an unrealized loss position. As of December 31, 2022, the Company's investment securities portfolio consisted of 1,251 securities, of which 891 were in an unrealized loss position.

Primarily all of First Financial’s HTM debt securities are issued by U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. The remainder of the Company's HTM securities are non-agency collateralized mortgage obligations and obligations of state and other political subdivisions which currently carry ratings no lower than A+. There were no HTM securities on nonaccrual status or past due at September 30, 2023 or December 31, 2022.

Management measures expected credit losses on HTM debt securities on a collective basis by security type. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The Company did not record an ACL for these securities as of September 30, 2023 or December 31, 2022.

Table of Content
The following tables provide the fair value and gross unrealized losses of AFS investment securities in an unrealized loss position for which an ACL has not been recorded, aggregated by investment category and the length of time the individual securities have been in a continuous loss position:

	September 30, 2023
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. Treasuries	$2,146	$(40)	$29,996	$(4,903)	$32,142	$(4,943)
Securities of U.S. Government agencies and corporations	0	0	66,125	(15,309)	66,125	(15,309)
Mortgage-backed securities - residential	77,097	(4,853)	507,386	(116,345)	584,483	(121,198)
Mortgage-backed securities - commercial	14,712	(650)	533,334	(49,749)	548,046	(50,399)
Collateralized mortgage obligations	26,373	(1,091)	386,540	(74,568)	412,913	(75,659)
Obligations of state and other political subdivisions	95,647	(6,574)	530,379	(144,824)	626,026	(151,398)
Asset-backed securities	28,394	(448)	578,706	(49,231)	607,100	(49,679)
Other securities	9,713	(287)	113,554	(13,335)	123,267	(13,622)
Total	$254,082	$(13,943)	$2,746,020	$(468,264)	$3,000,102	$(482,207)

	December 31, 2022
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. Treasuries	$2,383	$(46)	$30,313	$(4,570)	$32,696	$(4,616)
Securities of U.S. Government agencies and corporations	0	0	66,468	(13,914)	66,468	(13,914)
Mortgage-backed securities - residential	195,972	(10,413)	443,415	(87,049)	639,387	(97,462)
Mortgage-backed securities - commercial	440,207	(18,823)	175,530	(28,551)	615,737	(47,374)
Collateralized mortgage obligations	199,138	(12,453)	269,242	(48,986)	468,380	(61,439)
Obligations of state and other political subdivisions	295,913	(31,196)	368,673	(92,972)	664,586	(124,168)
Asset-backed securities	250,946	(9,410)	422,090	(51,565)	673,036	(60,975)
Other securities	118,262	(6,865)	9,959	(1,791)	128,221	(8,656)
Total	$1,502,821	$(89,206)	$1,785,690	$(329,398)	$3,288,511	$(418,604)

Table of Content
The following tables provide the fair value and gross unrealized losses of HTM investment securities in an unrealized loss position for which an ACL has not been recorded, aggregated by investment category and the length of time the individual securities have been in a continuous loss position:

	September 30, 2023
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. Treasuries	$0	$0	$0	$0	$0	$0
Securities of U.S. Government agencies and corporations	0	0	0	0	0	0
Mortgage-backed securities - residential	0	0	0	0	0	0
Mortgage-backed securities - commercial	0	0	27,441	(5,958)	27,441	(5,958)
Collateralized mortgage obligations	0	0	7,228	(1,182)	7,228	(1,182)
Obligations of state and other political subdivisions	4,656	(231)	1,459	(299)	6,115	(530)
Asset-backed securities	0	0	0	0	0	0
Other securities	0	0	27,512	(3,738)	27,512	(3,738)
Total	$4,656	$(231)	$63,640	$(11,177)	$68,296	$(11,408)

	December 31, 2022
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. Treasuries	$0	$0	$0	$0	$0	$0
Securities of U.S. Government agencies and corporations	0	0	0	0	0	0
Mortgage-backed securities - residential	0	0	0	0	0	0
Mortgage-backed securities - commercial	17,656	(2,197)	13,593	(1,917)	31,249	(4,114)
Collateralized mortgage obligations	6,317	(606)	2,136	(221)	8,453	(827)
Obligations of state and other political subdivisions	5,160	(201)	0	0	5,160	(201)
Asset-backed securities	0	0	0	0	0	0
Other securities	7,081	(418)	21,670	(2,081)	28,751	(2,499)
Total	$36,214	$(3,422)	$37,399	$(4,219)	$73,613	$(7,641)

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

The following table sets forth the Company's loan portfolio at September 30, 2023 by risk attribute and origination date as well as current period gross chargeoffs:

(Dollars in thousands)	2023		2022	2021	2020	2019	Prior	Term Total	Revolving	Total
Commercial & industrial
Pass	$591,753		$745,219	$454,198	$294,123	$140,937	$258,364	$2,484,594	$811,270	$3,295,864
Special mention	76		8,516	6,597	385	22,077	1,677	39,328	18,021	57,349
Substandard	3,138		8,140	12,788	2,927	1,058	11,264	39,315	28,345	67,660
Doubtful	0		0	0	0	0	0	0	0	0
Total	$594,967	594967000	$761,875	$473,583	$297,435	$164,072	$271,305	$2,563,237	$857,636	$3,420,873
YTD Gross chargeoffs	$0		$2,280	$2,011	$7,055	$76	$887	$12,309	$0	$12,309
Lease financing
Pass	$161,017		$210,492	$7,133	$1,635	$2,611	$1,047	$383,935	$0	$383,935
Special mention	3,344		4,963	0	0	0	0	8,307	0	8,307
Substandard	2,634		4,815	103	0	179	0	7,731	0	7,731
Total	$166,995		$220,270	$7,236	$1,635	$2,790	$1,047	$399,973	$0	$399,973
YTD Gross chargeoffs	$0		$0	$179	$0	$0	$0	$179	$0	$179
Construction real estate
Pass	$141,951		$167,657	$180,340	$41,879	$7,009	$6,200	$545,036	$17,457	$562,493
Special mention	0		0	0	16,331	0	0	16,331	0	16,331
Substandard	0		0	0	0	0	0	0	0	0
Total	$141,951		$167,657	$180,340	$58,210	$7,009	$6,200	$561,367	$17,457	$578,824
YTD Gross chargeoffs	$0		$0	$0	$0	$0	$0	$0	$0	$0
Commercial real estate - investor
Pass	$347,308		$628,892	$414,220	$277,051	$578,892	$652,738	$2,899,101	$34,574	$2,933,675
Special mention	0		8,894	25,214	8,763	32,934	9,246	85,051	397	85,448
Substandard	0		0	0	6,238	3,926	30,135	40,299	0	40,299
Doubtful	0		0	0	0	0	0	0	0	0

Table of Content

(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Term Total	Revolving	Total
Total	$347,308	$637,786	$439,434	$292,052	$615,752	$692,119	$3,024,451	$34,971	$3,059,422
YTD Gross chargeoffs	$0	$0	$859	$2,030	$0	$3,119	$6,008	$0	$6,008
Commercial real estate - owner
Pass	$87,573	$168,301	$136,547	$148,233	$97,777	$251,283	$889,714	$8,501	$898,215
Special mention	406	47	4,992	1,106	469	21,016	28,036	0	28,036
Substandard	0	0	176	837	3	5,315	6,331	650	6,981
Total	$87,979	$168,348	$141,715	$150,176	$98,249	$277,614	$924,081	$9,151	$933,232
YTD Gross chargeoffs	$0	$0	$0	$2,643	$0	$71	$2,714	$0	$2,714
Residential real estate
Performing	$257,700	$246,156	$259,529	$190,804	$103,692	$220,983	$1,278,864	$0	$1,278,864
Nonperforming	74	805	2,077	2,814	2,395	6,441	14,606	0	14,606
Total	$257,774	$246,961	$261,606	$193,618	$106,087	$227,424	$1,293,470	$0	$1,293,470
YTD Gross chargeoffs	$0	$0	$8	$1	$21	$0	$30	$0	$30
Home equity
Performing	$21,254	$23,808	$30,022	$34,512	$10,357	$24,605	$144,558	$594,038	$738,596
Nonperforming	29	41	225	75	0	385	755	4,640	5,395
Total	$21,283	$23,849	$30,247	$34,587	$10,357	$24,990	$145,313	$598,678	$743,991
YTD Gross chargeoffs	$0	$0	$7	$0	$0	$159	$166	$0	$166
Installment
Performing	$14,442	$44,069	$26,816	$4,610	$2,119	$4,062	$96,118	$62,230	$158,348
Nonperforming	117	992	815	21	0	32	1,977	323	2,300
Total	$14,559	$45,061	$27,631	$4,631	$2,119	$4,094	$98,095	$62,553	$160,648
YTD Gross chargeoffs	$28	$2,170	$2,018	$154	$5	$13	$4,388	$0	$4,388
Credit cards
Performing	$0	$0	$0	$0	$0	$0	$0	$55,688	$55,688
Nonperforming	0	0	0	0	0	0	0	698	698
Total	$0	$0	$0	$0	$0	$0	$0	$56,386	$56,386
YTD Gross chargeoffs	$0	$0	$0	$0	$0	$0	$0	$810	$810
Grand Total Loans	$1,632,816	$2,271,807	$1,561,792	$1,032,344	$1,006,435	$1,504,793	$9,009,987	$1,636,832	$10,646,819
Grand Total YTD Gross Chargeoffs	$28	$4,450	$5,082	$11,883	$102	$4,249	$25,794	$810	$26,604

Table of Content
The following table sets forth the Company's loan portfolio at December 31, 2022 by risk attribute and origination date:

(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Term Total	Revolving	Total
Commercial & industrial
Pass	$879,836	$561,890	$348,123	$209,758	$112,282	$206,656	$2,318,545	$971,080	$3,289,625
Special mention	2,740	13,821	4,125	14,047	8,523	5,544	48,800	18,055	66,855
Substandard	2,335	5,176	11,886	8,016	3,331	13,812	44,556	9,236	53,792
Total	$884,911	$580,887	$364,134	$231,821	$124,136	$226,012	$2,411,901	$998,371	$3,410,272
Lease financing
Pass	$167,035	$25,638	$13,705	$12,797	$9,402	$2,930	$231,507	$0	$231,507
Special mention	0	0	70	0	0	0	70	0	70
Substandard	4,363	0	0	164	11	9	4,547	0	4,547
Total	$171,398	$25,638	$13,775	$12,961	$9,413	$2,939	$236,124	$0	$236,124
Construction real estate
Pass	$89,116	$276,639	$96,823	$4,902	$390	$353	$468,223	$23,266	$491,489
Special mention	0	14,395	0	0	6,166	0	20,561	0	20,561
Substandard	0	0	0	0	0	0	0	0	0
Total	$89,116	$291,034	$96,823	$4,902	$6,556	$353	$488,784	$23,266	$512,050
Commercial real estate - investor
Pass	$643,174	$470,085	$301,510	$719,699	$300,772	$508,639	$2,943,879	$26,153	$2,970,032
Special mention	0	13,090	23,111	9,297	26,079	13,804	85,381	861	86,242
Substandard	0	6,950	6	4,025	17,178	9,631	37,790	0	37,790
Total	$643,174	$490,125	$324,627	$733,021	$344,029	$532,074	$3,067,050	$27,014	$3,094,064
Commercial real estate - owner
Pass	$165,411	$155,041	$170,587	$101,137	$112,063	$211,377	$915,616	$11,125	$926,741
Special mention	0	0	0	1,479	0	14,040	15,519	0	15,519
Substandard	0	525	844	5,114	3,501	6,451	16,435	0	16,435
Doubtful	0	0	0	0	0	0	0	0	0
Total	$165,411	$155,566	$171,431	$107,730	$115,564	$231,868	$947,570	$11,125	$958,695
Residential real estate
Performing	$320,676	$274,816	$205,948	$110,745	$51,583	$114,642	$1,078,410	$0	$1,078,410
Nonperforming	414	1,615	1,286	2,554	1,755	6,231	13,855	0	13,855
Total	$321,090	$276,431	$207,234	$113,299	$53,338	$120,873	$1,092,265	$0	$1,092,265
Home equity
Performing	$26,411	$33,414	$38,226	$11,733	$8,051	$24,985	$142,820	$585,712	$728,532
Nonperforming	5	136	298	78	104	430	1,051	4,208	5,259
Total	$26,416	$33,550	$38,524	$11,811	$8,155	$25,415	$143,871	$589,920	$733,791
Installment
Performing	$100,256	$38,694	$7,244	$3,915	$2,861	$3,242	$156,212	$51,854	$208,066
Nonperforming	650	794	18	6	20	42	1,530	299	1,829
Total	$100,906	$39,488	$7,262	$3,921	$2,881	$3,284	$157,742	$52,153	$209,895
Credit cards
Performing	$0	$0	$0	$0	$0	$0	$0	$51,287	$51,287
Nonperforming	0	0	0	0	0	0	0	528	528
Total	$0	$0	$0	$0	$0	$0	$0	$51,815	$51,815
Grand Total	$2,402,422	$1,892,719	$1,223,810	$1,219,466	$664,072	$1,142,818	$8,545,307	$1,753,664	$10,298,971

Table of Content
Delinquency. Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the date of the scheduled payment.

Loan delinquency, including loans classified as nonaccrual, was as follows:

	As of September 30, 2023
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 89 days past due	Total past due	Current	Total	> 89 days past due and still accruing
Loans
Commercial & industrial	$480	$344	$6,629	$7,453	$3,413,420	$3,420,873	$0
Lease financing	12,566	1,671	5,307	19,544	380,429	399,973	503
Construction real estate	0	0	0	0	578,824	578,824	0
Commercial real estate-investor	112	0	6,238	6,350	3,053,072	3,059,422	0
Commercial real estate-owner	405	650	5,318	6,373	926,859	933,232	0
Residential real estate	4,123	1,776	2,234	8,133	1,285,337	1,293,470	0
Home equity	1,334	781	2,208	4,323	739,668	743,991	0
Installment	837	838	540	2,215	158,433	160,648	0
Credit card	331	243	196	770	55,616	56,386	195
Total	$20,188	$6,303	$28,670	$55,161	$10,591,658	$10,646,819	$698

	As of December 31, 2022
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 89 days past due	Total past due	Current	Total	> 89 days past due and still accruing
Loans
Commercial & industrial	$5,375	$72	$501	$5,948	$3,404,324	$3,410,272	$0
Lease financing	5,212	1,052	843	7,107	229,017	236,124	742
Construction real estate	0	0	0	0	512,050	512,050	0
Commercial real estate-investor	0	0	0	0	3,094,064	3,094,064	0
Commercial real estate-owner	26	5,216	44	5,286	953,409	958,695	0
Residential real estate	4,254	2,074	3,260	9,588	1,082,677	1,092,265	0
Home equity	1,725	729	1,209	3,663	730,128	733,791	0
Installment	874	490	414	1,778	208,117	209,895	0
Credit card	261	150	116	527	51,288	51,815	115
Total	$17,727	$9,783	$6,387	$33,897	$10,265,074	$10,298,971	$857

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

The following table provides the amortized cost basis of FDM at September 30, 2023 that were modified during the three and nine months ended September 30, 2023 by class of loan and type of modification:

	Three months ended September 30, 2023
(Dollars in thousands)	Principal forgiveness	Payment delay	Term extension	Interest rate reduction	Combination: Term extension and interest rate reduction	Total	Percent of total class of loans
Commercial & industrial	$0	$2,834	$0	$0	$0	$2,834	0.08%
Residential real estate	0	756	0	0	0	756	0.06%
Home equity	0	0	0	0	0	0	0.00%
Total	$0	$3,590	$0	$0	$0	$3,590	0.03%

	Nine months ended September 30, 2023
(Dollars in thousands)	Principal forgiveness	Payment delay	Term extension	Interest rate reduction	Combination: Term extension and interest rate reduction	Total	Percent of total class of loans
Commercial & industrial	$0	$2,834	$3,561	$0	$0	$6,395	0.19%
Residential real estate	0	1,772	99	0	57	1,928	0.15%
Home equity	0	168	0	0	15	183	0.02%
Total	$0	$4,774	$3,660	$0	$72	$8,506	0.08%

The following table provides the financial effect of FDM during the three and nine months ended September 30, 2023 by class of loans:

	Three months ended September 30, 2023
(Dollars in thousands)	Principal forgiveness	Weighted average interest rate reduction	Weighted average term extension
Commercial & industrial	$0	0.00%	N/A
Residential real estate	0	0.00%	N/A
Home equity	0	0.00%	N/A
Total	$0	0.00%	N/A

	Nine months ended September 30, 2023
(Dollars in thousands)	Principal forgiveness	Weighted average interest rate reduction	Weighted average term extension
Commercial & industrial	$0	0.00%	0.2 years
Residential real estate	0	2.00%	11.4 years
Home equity	0	0.31%	22.6 years
Total	$0	1.65%	0.8 years

The Company has committed to lend no additional amounts to the borrowers who have been classified as FDM. Additionally, there were four FDMs with a balance of $0.4 million made to borrowers that defaulted during the third quarter of 2023. There were five FDMs with a balance of $0.6 million that defaulted during the nine months ended September 30, 2023.

Table of Content

The Company closely monitors the performance of FDMs to understand the effectiveness of its modification efforts. The following table provides the performance of loans that have been modified since the January 1, 2023 adoption date of ASU 2022-02:

	Payment status as of
	September 30, 2023
(Dollars in thousands)	Current	30 – 59 days past due	60 – 89 days past due	> 89 days past due	Total
Commercial & industrial	$6,395	$0	$0	$0	$6,395
Residential real estate	1,334	538	0	57	1,929
Home equity	182	0	0	0	182
Total	$7,911	$538	$0	$57	$8,506

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

The following table provides information on nonperforming loans:

	September 30, 2023			December 31, 2022
(Dollars in thousands)	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual
Nonaccrual loans (1)
Commercial & industrial	$6,112	$11,040	$17,152	$6,692	$1,550	$8,242
Lease financing	4,860	2,871	7,731	0	178	178
Construction real estate	0	0	0	0	0	0
Commercial real estate	20,813	12,206	33,019	5,216	570	5,786
Residential real estate	0	12,328	12,328	0	10,691	10,691
Home equity	348	3,589	3,937	0	3,123	3,123
Installment	0	774	774	0	603	603
Total nonaccrual loans	$32,133	$42,808	$74,941	$11,908	$16,715	$28,623
(1) Nonaccrual loans include nonaccrual TDR of $10.0 million as of December 31, 2022.

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2023	2022	2023	2022
Interest income effect on nonperforming loans
Gross amount of interest that would have been recorded under original terms	$1,905	$855	$3,906	$2,443
Interest included in income
Nonaccrual loans	683	343	1,275	901
Troubled debt restructurings	0	126	0	288
Total interest included in income	683	469	1,275	1,189
Net impact on interest income	$1,222	$386	$2,631	$1,254

Table of Content
A loan is considered to be collateral dependent when the borrower is experiencing financial difficulty and the repayment is expected to be provided substantially through the operation or sale of collateral. The following table presents the amortized cost basis of collateral dependent loans by class of loan.

	September 30, 2023
	Type of Collateral
(Dollar in thousands)	Business assets	Commercial real estate	Equipment	Land	Residential real estate	Other	Total
Class of loan
Commercial & industrial	$9,027	$0	$5,623	$0	$0	$2,502	$17,152
Lease financing	0	0	7,731	0	0	0	7,731
Commercial real estate-investor	0	27,051	0	0	0	0	27,051
Commercial real estate-owner	0	4,075	1,893	0	0	0	5,968
Residential real estate	0	0	0	0	12,328	0	12,328
Home equity	0	0	0	0	3,937	0	3,937
Installment	0	0	0	0	0	774	774
Total	$9,027	$31,126	$15,247	$0	$16,265	$3,276	$74,941

	December 31, 2022
	Type of Collateral
(Dollar in thousands)	Business assets	Commercial real estate	Equipment	Land	Residential real estate	Other	Total
Class of loan
Commercial & industrial	$8,205	$0	$0	$0	$0	$37	$8,242
Lease financing	0	0	178	0	0	0	178
Commercial real estate-investor	0	353	0	0	22	0	375
Commercial real estate-owner	0	3,399	1,893	119	0	0	5,411
Residential real estate	0	0	0	0	10,691	0	10,691
Home equity	0	0	0	0	3,123	0	3,123
Installment	0	0	0	0	0	603	603
Total	$8,205	$3,752	$2,071	$119	$13,836	$640	$28,623

Lease financing - Lessor. First Financial originates both sales-type and direct financing leases, and the Company manages and reviews lease residuals in accordance with its credit policies. Payments are generally fixed, however, in some agreements, lease payments are based on a rate or index plus a spread. Sales-type lease contracts contain the ability to purchase the underlying equipment at lease maturity and profit or loss is recognized at lease commencement.  Direct financing leases are generally three to five years in length and may be extended at maturity, however, early cancellation may result in a fee to the borrower.  For direct financing leases, the net unearned income is deferred and amortized over the life of the lease.

Table of Content
The components of the Company's net investments in direct financing and sales-type leases, which are included in Lease financing on the Consolidated Balance Sheets are as follows:

(Dollar in thousands)	September 30, 2023	December 31, 2022
Direct financing leases
Lease receivables	$18,286	$35,081
Unguaranteed residual values	11,877	16,058
Sales-type leases
Lease receivables	366,198	184,985
Unguaranteed residual values	3,612	0
Total net investment in direct financing and sales-type leases	$399,973	$236,124

Interest income for direct financing and sales-type leases was $6.8 million and $3.0 million for the three months ended September 30, 2023 and September 30, 2022, respectively. Interest income for direct financing and sales-type leases was $17.9 million and $7.9 million for the nine months ended September 30, 2023 and September 30, 2022, respectively.

The remaining maturities of lease receivables were as follows:

(Dollars in thousands)	Direct financing and Sales-type
Remainder of 2023	$26,182
2024	90,986
2025	81,807
2026	72,374
2027	76,416
Thereafter	93,287
Total lease payments	441,052
Less: unearned interest income	(56,568)
Net lease receivables	$384,484

Table of Content
OREO. OREO consists of properties acquired by the Company primarily through the loan foreclosure or repossession process, that results in partial or total satisfaction of problem loans.

Changes in OREO were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2023	2022	2023	2022
Balance at beginning of period	$281	$22	$191	$98
Additions
Commercial real estate	0	0	0	0
Residential real estate	68	0	387	136
Total additions	68	0	387	136
Disposals
Commercial real estate	0	0	0	(98)
Residential real estate	(167)	0	(252)	(72)
Total disposals	(167)	0	(252)	(170)
Valuation adjustment
Commercial real estate	0	0	0	0
Residential real estate	(40)	0	(184)	(42)
Total valuation adjustment	(40)	0	(184)	(42)
Balance at end of period	$142	$22	$142	$22

NOTE 5:  ALLOWANCE FOR CREDIT LOSSES

Allowance for credit losses - loans and leases. The ACL is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. The ACL is increased by provision expense and decreased by charge-offs, net of recoveries of amounts previously charged-off. First Financial's policy is to charge-off all or a portion of a loan when, in management's opinion, it is unlikely to collect the principal amount owed in full either through payments from the borrower or a guarantor or from the liquidation of collateral. Similarly, upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. Cumulative recovery payments credited to the ACL for any loan do not exceed the amount charged-off. Accrued interest receivable on loans and leases, which totaled $54.0 million and $47.5 million as of September 30, 2023 and December 31, 2022, respectively, is excluded from the estimate of credit losses.

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

The Company utilized the Moody's September baseline forecast as its R&S forecast in the quantitative model. For reasonableness, the Company also considered the impact to the model from alternative, more adverse economic forecasts, slower prepayment speeds and increased default rates. These alternative analyses were utilized to inform the Company's qualitative adjustments. Additionally, First Financial considered its credit exposure to certain industries believed to be at risk for future credit stress, such as franchise, office, hotel and investor commercial real estate lending when making qualitative adjustments to the ACL model.

First Financial's ACL is influenced by loan volumes, risk rating migration or delinquency status, and other conditions impacting loss expectations, such as reasonable and supportable forecasts of economic conditions. For the three months ended September 30, 2023, the ACL decreased due the stabilization of prepayment speeds and economic forecasts in third quarter. For the nine months ended September 30, 2023, the ACL increased due to slower prepayment speeds, changes in economic forecasts, and loan growth.

Changes in the allowance by loan category were as follows:

	Three months ended September 30, 2023
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction real estate	Commercial real estate	Residential real estate	Home Equity	Installment	Credit card	Total
Allowance for credit losses:
Balance at beginning of period	$42,627	$8,069	$11,778	$44,451	$19,405	$15,067	$4,466	$2,783	$148,646
Provision for credit losses	(584)	2,918	(821)	7,088	1,969	1,138	1,303	(104)	12,907
Gross charge-offs	(9,207)	(76)	0	(6,008)	(10)	(54)	(1,349)	(319)	(17,023)
Recoveries	335	1	0	39	44	125	87	40	671
Total net charge-offs	(8,872)	(75)	0	(5,969)	34	71	(1,262)	(279)	(16,352)
Ending allowance for credit losses	$33,171	$10,912	$10,957	$45,570	$21,408	$16,276	$4,507	$2,400	$145,201

Table of Content

	Three months ended September 30, 2022
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction real estate	Commercial real estate	Residential real estate	Home Equity	Installment	Credit card	Total
Allowance for credit losses:
Balance at beginning of period	$39,179	$2,212	$11,965	$39,856	$7,383	$10,980	$1,189	$5,121	$117,885
Provision for credit losses	3,710	238	2,081	(2,343)	2,123	500	3,931	(2,342)	7,898
Loans charged off	(1,947)	(13)	0	(3)	(119)	(45)	(294)	(237)	(2,658)
Recoveries	90	13	0	561	35	185	29	58	971
Total net charge-offs	(1,857)	0	0	558	(84)	140	(265)	(179)	(1,687)
Ending allowance for credit losses	$41,032	$2,450	$14,046	$38,071	$9,422	$11,620	$4,855	$2,600	$124,096

	Nine months ended September 30, 2023
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction real estate	Commercial real estate	Residential real estate	Home equity	Installment	Credit card	Total
Allowance for credit losses:
Beginning balance	$42,313	$3,571	$13,527	$41,106	$12,684	$12,447	$4,945	$2,384	$132,977
Provision for credit losses	2,092	7,517	(2,570)	10,756	8,531	3,558	3,719	667	34,270
Loans charged off	(12,309)	(179)	0	(8,722)	(30)	(166)	(4,388)	(810)	(26,604)
Recoveries	1,075	3	0	2,430	223	437	231	159	4,558
Total net charge-offs	(11,234)	(176)	0	(6,292)	193	271	(4,157)	(651)	(22,046)
Ending allowance for credit losses	$33,171	$10,912	$10,957	$45,570	$21,408	$16,276	$4,507	$2,400	$145,201

	Nine months ended September 30, 2022
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction real estate	Commercial real estate	Residential real estate	Home equity	Installment	Credit card	Total
Allowance for credit losses:
Beginning balance	$44,052	$1,633	$11,874	$53,420	$6,225	$9,643	$1,097	$4,048	$131,992
Provision for credit losses	1,899	920	2,172	(14,904)	3,183	1,255	4,493	(976)	(1,958)
Loans charged off	(5,565)	(152)	0	(3,422)	(145)	(88)	(832)	(695)	(10,899)
Recoveries	646	49	0	2,977	159	810	97	223	4,961
Total net charge-offs	(4,919)	(103)	0	(445)	14	722	(735)	(472)	(5,938)
Ending allowance for credit losses	$41,032	$2,450	$14,046	$38,071	$9,422	$11,620	$4,855	$2,600	$124,096

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

The ACL on unfunded commitments was $17.0 million as of September 30, 2023 and $18.4 million as of December 31, 2022. Additionally, First Financial recorded a provision recapture related to the allowance on unfunded commitments of $1.2 million and $1.4 million for the three and nine months ended September 30, 2023, respectively. For the three and nine months ended September 30, 2022, First Financial recorded a provision for credit losses on unfunded commitments of $0.4 million and $3.6 million, respectively.

NOTE 6:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill. Assets and liabilities acquired in a business combination are recorded at their estimated fair values as of the acquisition date. The excess of the purchase price of the acquisition over the fair value of net assets acquired is recorded as goodwill.

Table of Content
Changes in the carrying amount of goodwill for the three and nine months ended September 30, 2023 and September 30, 2022 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2023	2022	2023	2022
Balance at beginning of period	$1,005,828	$999,959	$1,001,507	$1,000,749
Goodwill resulting from business combinations	40	(1,537)	4,361	(2,327)
Balance at end of period	$1,005,868	$998,422	$1,005,868	$998,422

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

In the first nine months of 2022, First Financial recorded adjustments of $2.3 million to goodwill resulting from the acquisition of Summit Funding Group, Inc. First Financial recorded its final adjustments to goodwill related to the Summit acquisition in the fourth quarter of 2022.

Goodwill is evaluated for impairment on an annual basis as of October 1 of each year, or whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value. First Financial performed its most recent annual impairment test as of October 1, 2022 and no impairment was indicated. As of September 30, 2023, no events or changes in circumstances indicated that the fair value of the reporting unit was below its carrying value.

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

First Financial recorded a customer list intangible asset in conjunction with the Summit acquisition to account for the obligation or advantage on the part of either the Company or the customer to continue the pre-existing relationship subsequent to the merger. The customer list intangible asset is being amortized on a straight-line basis over its estimated useful life of 12 years and was $25.7 million and $27.6 million at September 30, 2023 and December 31, 2022, respectively. Additionally, First Financial recorded a customer list intangible asset in conjunction with the Bannockburn acquisition which is being amortized on a straight-line basis over its estimated useful life of 11 years and was $24.8 million and $27.5 million at September 30, 2023 and December 31, 2022, respectively.

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

Amortization expense recognized on other intangible assets for the three months ended September 30, 2023 and September 30, 2022 was $3.4 million and $3.5 million, respectively, which includes MSR amortization expense of $0.8 million and $0.7 million, respectively. Amortization expense recognized on other intangible assets for the nine months ended September 30,

Table of Content
2023 and September 30, 2022 was $10.1 million and $11.0 million, which includes MSR amortization of $2.3 million and $2.4 million, respectively.

The gross carrying amount and accumulated amortization of other intangible assets at September 30, 2023 and December 31, 2022 were as follows:

(Dollars in thousands)	September 30, 2023		December 31, 2022
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Core deposit intangibles	$41,750	$(28,668)	$41,750	$(26,488)
Customer list	69,563	(19,029)	69,563	(14,457)
Other	10,960	(5,073)	14,079	(7,064)
Mortgage servicing rights	23,067	(6,192)	21,347	(4,811)
Total	$145,340	$(58,962)	$146,739	$(52,820)

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

Substantially all of the company's lessee contracts are classified as operating leases. Under Topic 842, operating lease agreements are required to be recognized on the Consolidated Balance Sheets as an ROU asset and a corresponding lease liability. The Company's right to use an asset over the life of a lease is recorded as a ROU asset in Accrued interest and other assets on the Consolidated Balance Sheets and was $55.5 million and $54.3 million at September 30, 2023 and December 31, 2022, respectively. Certain adjustments to the ROU asset may be required for items such as initial direct costs paid or incentives received. First Financial recorded a $65.7 million and $64.5 million lease liability in Accrued interest and other liabilities on the Consolidated Balance Sheets at September 30, 2023 and December 31, 2022, respectively.

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

Table of Content
The components of lease expense were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2023	2022	2023	2022
Operating lease cost	$1,945	$1,907	$5,736	$5,709
Short-term lease cost	0	1	0	8
Variable lease cost	787	684	2,301	2,143
Total operating lease cost	$2,732	$2,592	$8,037	$7,860

Future minimum commitments due under these lease agreements as of September 30, 2023 are as follows:

(Dollars in thousands)	Operating leases
2023 (remaining three months)	$1,937
2024	7,968
2025	7,705
2026	7,501
2027	7,087
Thereafter	50,737
Total lease payments	82,935
Less imputed interest	(17,249)
Total	$65,686

The weighted average remaining lease term and discount rate for the Company's operating leases were as follows:

	September 30, 2023	December 31, 2022
Operating leases
Weighted-average remaining lease term	12.5 years	13.1 years
Weighted-average discount rate	3.42%	3.29%

Supplemental cash information at September 30, 2023 and 2022 related to leases was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,933	$1,963	$5,857	$5,865
ROU assets obtained in exchange for lease obligations
Operating leases	5,868	2,698	6,160	4,808

NOTE 8: OPERATING LEASES - LESSOR

First Financial provides financing for various types of equipment through a variety of leasing arrangements. Operating leases are carried at cost less accumulated depreciation in the Consolidated Balance Sheets. Operating leases were $136.9 million and $91.7 million at September 30, 2023 and December 31, 2022, respectively, net of accumulated depreciation of $54.5 million and $35.0 million, respectively. The Company recorded lease income of $10.9 million and $7.0 million related to lease payments for operating leases in leasing business revenue in the Consolidated Statement of Income for the three months ended September 30, 2023 and 2022, respectively. The Company recorded lease income of $28.9 million and $17.3 million related to lease payments for operating leases in leasing business revenue in the Consolidated Statement of Income for the nine months ended September 30, 2023 and 2022, respectively. Depreciation expense related to operating lease equipment was $8.9 million and $5.7 million for the three months ended September 30, 2023 and 2022, respectively. Depreciation expense related to

Table of Content
operating lease equipment was $23.5 million and $14.3 million for the nine months ended September 30, 2023 and 2022, respectively.

First Financial performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. First Financial recognized no impairment losses associated with operating lease assets for the three or nine months ended September 30, 2023 or 2022. Recognized impairment losses, if any, would be recorded in Leasing business income in the Consolidated Statements of Income.

The future lease payments receivable from operating leases as of September 30, 2023 are as follows:

(Dollars in thousands)	Undiscounted cash flows
2023 (remaining three months)	$10,630
2024	38,568
2025	29,186
2026	19,451
2027	9,276
Thereafter	5,415
Total operating lease payments	$112,526

NOTE 9:  BORROWINGS

Short-term borrowings on the Consolidated Balance Sheets include repurchase agreements utilized for corporate sweep accounts with cash management account agreements in place, federal funds purchased, overnight advances from the FHLB and a short-term line of credit.

All repurchase agreements are subject to terms and conditions agreed to by the Bank and the client. To secure its liability to the client, the Bank is authorized to sell or repurchase U.S. Treasury, government agency and mortgage-backed securities. As of both September 30, 2023 and December 31, 2022, the Bank had no securities sold under agreements to repurchase.

First Financial had no federal funds purchased at September 30, 2023 or December 31, 2022, while the Company had $0.8 billion and $1.1 billion in short-term borrowings with the FHLB at September 30, 2023 and December 31, 2022, respectively. These short-term borrowings are used to manage normal liquidity needs and support the Company's asset and liability management strategies. Additionally, at September 30, 2023 and December 31, 2022, other short-term borrowings included $219.2 million and $157.2 million, respectively, of collateral owed by counterparty banks to First Financial.

First Financial also has a $40.0 million short-term credit facility with an unaffiliated bank that matures in December, 2023, which is considered a short-term borrowing. This facility has a variable interest rate and provides First Financial additional liquidity, if needed, for various corporate activities including the repurchase of First Financial common stock and the payment of dividends to shareholders. As of both September 30, 2023 and December 31, 2022, First Financial had no outstanding balance. The credit agreement requires First Financial to comply with certain covenants including those related to asset quality and capital levels, and First Financial was in compliance with all covenants associated with this facility as of both September 30, 2023 and December 31, 2022. This credit facility also required First Financial to pledge as collateral the Bank's common stock where the lender is granted a security interest in this collateral.

The following is a summary of First Financial's short-term borrowings:

(Dollars in thousands)	September 30, 2023	December 31, 2022
FHLB short-term borrowings	$755,000	$1,130,000
Other short-term borrowings	219,188	157,156
Total short-term borrowings	$974,188	$1,287,156

First Financial had $340.9 million and $346.7 million of long-term debt as of September 30, 2023 and December 31, 2022 respectively, which included subordinated notes, capital lease liabilities and an interest free loan with a municipality.

Table of Content
The following is a summary of First Financial's long-term debt:

	September 30, 2023		December 31, 2022
(Dollars in thousands)	Amount	Average rate	Amount	Average rate
Subordinated notes	$314,048	5.61%	$313,705	5.48%
Unamortized debt issuance costs	(1,709)	N/A	(1,998)	N/A
Notes issued in conjunction with acquisition of property and equipment	26,155	4.08%	32,492	4.44%
Capital lease liability	1,633	3.83%	1,698	3.82%
Capital loan with municipality	775	0.00%	775	0.00%
Total long-term debt	$340,902	5.50%	$346,672	5.40%

In 2015, First Financial issued $120.0 million of subordinated notes, which have a fixed interest rate of 5.13% payable semiannually and mature in August 2025. These notes are not redeemable by the Company, or callable by the holders of the notes prior to maturity. Subordinated notes are treated as Tier 2 capital for regulatory capital purposes and are included in Long-term debt on the Consolidated Balance Sheets. Therefore, the subordinated debt issued in August 2015 that matures in August, 2025, is eligible to be treated as Tier 2 capital for 20% of its original issuance amount at September 30, 2023.

In April 2020, First Financial issued $150.0 million of fixed to floating rate subordinated notes. These subordinated notes have an initial fixed interest rate of 5.25% to, but excluding, May 15, 2025, payable semi-annually in arrears. From, and including, May 15, 2025, the interest rate on the subordinated notes will reset quarterly to a floating rate per annum equal to a benchmark rate, which is expected to be the then-current three-month term SOFR, plus 509 basis points, payable quarterly in arrears. The subordinated notes mature on May 15, 2030. These notes are redeemable by the Company in whole or in part beginning with the interest payment date of May 15, 2025. Subordinated notes are included in Long-term debt on the Consolidated Balance Sheets and treated as Tier 2 capital for regulatory capital purposes, subject certain limitations. When subordinated notes are within five years of maturity, the tier 2 capital eligibility reduces by 20% each year. Therefore, the subordinated debt issued in April 2020 that matures in May, 2030, is eligible to be treated as Tier 2 capital for 100% of its original issuance amount at September 30, 2023.

In addition, First Financial acquired $49.5 million of variable rate subordinated notes in the MSFG merger that were issued to previously formed trusts in exchange for the trust proceeds. These notes were recorded at fair value at the date of the MSFG merger and the Consolidated Balance Sheets include $44.0 million and $43.7 million for these notes at September 30, 2023 and December 31, 2022, respectively. Interest on the acquired subordinated notes is payable quarterly, in arrears, and the Company has the option to defer interest payments for a period not to exceed 20 consecutive quarters. These acquired subordinated notes mature 30 years after the date of original issuance and may be called at par following the 5 year anniversary of issuance. These variable rate subordinated notes are treated as Tier 1 capital for regulatory capital purposes.

Additionally, long-term borrowings included $26.2 million and $32.5 million of term notes, both with and without recourse, with an average interest rate of 4.08% and 4.44% at September 30, 2023 and December 31, 2022, respectively. These term notes were used to finance equity investments in the purchase of equipment to be leased to customers.

Table of Content
NOTE 10:  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss).  The following table summarizes the changes within each classification of AOCI:

	Three months ended September 30, 2023
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Unrealized gain (loss) on debt securities	$(71,051)	$(4)	$(71,047)	$15,650	$(55,397)	$(320,336)	$(55,397)	$(375,733)
Unrealized gain (loss) on derivatives	(2,014)	(71)	(1,943)	450	(1,493)	(331)	(1,493)	(1,824)
Retirement obligation	0	(213)	213	(49)	164	(31,776)	164	(31,612)
Foreign currency translation	(269)	0	(269)	0	(269)	(567)	(269)	(836)
Total	$(73,334)	$(288)	$(73,046)	$16,051	$(56,995)	$(353,010)	$(56,995)	$(410,005)

	Three months ended September 30, 2022
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Unrealized gain (loss) on debt securities	$(142,733)	$179	$(142,912)	$31,479	$(111,433)	$(222,441)	$(111,433)	$(333,874)
Retirement obligation	0	(340)	340	(79)	261	(20,246)	261	(19,985)
Foreign currency translation	(70)	0	(70)	0	(70)	(641)	(70)	(711)
Total	$(142,803)	$(161)	$(142,642)	$31,400	$(111,242)	$(243,328)	$(111,242)	$(354,570)

	Nine months ended September 30, 2023
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Unrealized gain (loss) on debt securities	$(64,285)	$(407)	$(63,878)	$14,070	$(49,808)	$(325,925)	$(49,808)	$(375,733)
Unrealized gain (loss) on derivatives	(2,445)	(72)	(2,373)	549	(1,824)	0	(1,824)	(1,824)
Retirement obligation	0	(534)	534	(123)	411	(32,023)	411	(31,612)
Foreign currency translation	(121)	0	(121)	0	(121)	(715)	(121)	(836)
Total	$(66,851)	$(1,013)	$(65,838)	$14,496	$(51,342)	$(358,663)	$(51,342)	$(410,005)

	Nine months ended September 30, 2022
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Unrealized gain (loss) on debt securities	$(454,844)	$176	$(455,020)	$100,108	$(354,912)	$21,038	$(354,912)	$(333,874)
Retirement obligation	0	(995)	995	(134)	861	(20,846)	861	(19,985)
Foreign currency translation	(86)	0	(86)	0	(86)	(625)	(86)	(711)
Total	$(454,930)	$(819)	$(454,111)	$99,974	$(354,137)	$(433)	$(354,137)	$(354,570)

Table of Content
The following table presents the activity reclassified from accumulated other comprehensive income into income during the three and nine month periods ended September 30, 2023 and 2022, respectively:

	Amount reclassified from accumulated other comprehensive income (loss)
	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2023	2022	2023	2022	Affected Line Item in the Consolidated Statements of Income
Gains and losses on cash flow hedges
Interest rate contracts	$(71)	$0	$(72)	$0	Interest income - Loans and leases, including fees
Realized gain (loss) on securities available-for-sale	$(4)	$179	$(407)	$176	Net gain (loss) on sales of investments securities
Defined benefit pension plan
Amortization of prior service cost (1)	(5)	76	(6)	226	Other noninterest expense
Recognized net actuarial loss (1)	(208)	(416)	(528)	(1,221)	Other noninterest expense
Defined benefit pension plan total	(213)	(340)	(534)	(995)
Total reclassifications for the period, before tax	$(288)	$(161)	$(1,013)	$(819)
(1) Included in the computation of net periodic pension cost (see Note 14 - Employee Benefit Plans for additional details).

NOTE 11:  DERIVATIVES

First Financial maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce certain risks related to interest rate, prepayment and foreign currency volatility. Additionally, First Financial holds derivative instruments for the benefit of its commercial customers and for other business purposes. The Company does not enter into unhedged speculative derivative positions. The Company’s interest rate risk management strategy involves modifying the repricing characteristics of certain financial instruments so that changes in interest rates do not adversely affect First Financial’s net interest margin and cash flows. Derivative instruments that the Company may use as part of its interest rate risk management strategy include interest rate caps, floors, swaps, and foreign exchange contracts, to meet the needs of its clients while managing the interest and currency rate risk associated with certain transactions. First Financial may also utilize interest rate swaps to manage the interest rate risk profile of the Company. These derivatives are reported within Accumulated other comprehensive income (loss).

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

Interest rate client derivatives. First Financial utilizes interest rate swaps as a means to offer commercial borrowers fixed rate funding while providing the Company with floating rate assets. These derivatives are classified as free-standing instruments with the revaluation gain or loss recorded in Client derivative fees in the Consolidated Statements of Income. While these derivatives represent economic hedges, they do not qualify as hedges for accounting purposes.

At September 30, 2023, for the interest rate client derivatives, the Company had a total counterparty notional amount outstanding of $2.2 billion, spread among six counterparties, with an estimated fair value of $167.7 million. At December 31, 2022, the Company had interest rate client derivatives with a total counterparty notional amount outstanding of $2.2 billion, spread among six counterparties, with an estimated fair value of $145.8 million.

First Financial monitors its derivative credit exposure to borrowers by monitoring the creditworthiness of the related loan customers through the Company's normal credit review processes. Additionally, the Company monitors derivative credit risk exposure related to problem loans through its ACL Committee. First Financial considers the market value of a derivative

Table of Content
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

Foreign exchange contracts. First Financial may enter into foreign exchange derivative contracts for the benefit of commercial customers to hedge their exposure to foreign currency fluctuations. Similar to the hedging of interest rate risk from interest rate client derivative contracts, First Financial also enters into foreign exchange contracts with major financial institutions to economically hedge a substantial portion of the exposure from client driven foreign exchange activity. These derivatives are classified as free-standing instruments with the revaluation gain or loss recorded in Foreign exchange income in the Consolidated Statements of Income. The Company has risk limits and internal controls in place to help ensure excessive risk is not being taken when providing this service to customers. These controls include a determination of currency volatility and credit equivalent exposure on these contracts. At September 30, 2023, the Company had total counterparty notional amount outstanding of $7.5 billion spread among five counterparties, with an estimated fair value of $47.1 million. At December 31, 2022, the Company had total counterparty notional amounts outstanding of $7.7 billion spread among five counterparties, with an estimated fair value of $17.3 million.

In connection with its use of foreign exchange contracts, First Financial and its counterparties may be required to post cash collateral to offset the market position of the derivative instruments. First Financial maintains the right to offset these derivative positions with the collateral posted against them by or with the relevant counterparties.

Cash Flow Hedges. In 2023, First Financial entered into interest rate collars and floors, which are designated as cash flow hedges. These cash flow hedges are utilized to mitigate interest rate risk on variable-rate commercial loan pools. As of September 30, 2023, the hedges were determined to be effective during the period and are expected to remain effective during the remaining terms. Changes in the fair value of cash flow hedges included in the assessment of hedge effectiveness are recorded in AOCI and reclassified from AOCI to current period earnings when the hedged item affects earnings. Reclassified gains and losses on interest rate contracts related to commercial and industrial loans are recorded within interest income in the Consolidated Statements of Income.

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

The notional value of the Company's cash flow hedges was $600.0 million as of September 30, 2023, with the $1.8 million change in the fair value recorded in AOCI in the Consolidated Balance Sheet, there were no cash flow hedges outstanding at December 31, 2022. As of September 30, 2023, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 60 months. It is estimated that $0.3 million will be reclassified from OCI to interest income during the next 12 months.

Table of Content
The effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income were as follows:

		Three months ended
(Dollars in thousands)		September 30, 2023
Derivatives in Cash Flow Hedging Relationship	Location of Gain or (Loss)Reclassified from AOCI into income	Gain (loss) recognized in OCI on Derivatives	Gain (loss) reclassified in AOCI on Derivatives
Interest rate contracts	Interest income/(expense)	$(1,493)	$(71)

		Nine months ended
(Dollars in thousands)		September 30, 2023
Derivatives in Cash Flow Hedging Relationship	Location of Gain or (Loss)Reclassified from AOCI into income	Gain (loss) recognized in OCI on Derivatives	Gain (loss) reclassified in AOCI on Derivatives
Interest rate contracts	Interest income/(expense)	$(1,824)	$(72)

The following table details the classification and amounts of interest rate derivatives, foreign exchange contracts and cash flow hedges recognized in the Consolidated Balance Sheets:

	September 30, 2023			December 31, 2022
		Estimated fair value			Estimated fair value
(Dollars in thousands)	Notional amount	Gain (1)	Loss (2)	Notional amount	Gain (1)	Loss (2)
Derivatives not designated as qualifying hedging instruments
Interest rate derivatives - instruments associated with loans
Matched interest rate contracts with borrowers	$2,218,153	$5,297	$(168,339)	$2,206,351	$5,057	$(147,759)
Matched interest rate contracts with counterparty	2,218,153	168,165	(5,297)	2,206,351	147,759	(5,057)
Foreign exchange contracts
Matched foreign exchange contracts with customers	7,521,938	121,048	(73,908)	7,734,395	111,078	(93,804)
Match foreign exchange contracts with counterparty	7,469,467	73,908	(121,048)	7,681,006	93,804	(111,078)
Total derivatives not designated as qualifying hedging instruments	19,427,711	368,418	(368,592)	19,828,103	357,698	(357,698)

Derivatives designated as qualifying hedging instruments
Cash flow hedges
Interest rate collars and floors on loan pools	600,000	558	(1,984)	0	0	0
Total derivatives designated as qualifying hedging instruments	600,000	558	(1,984)	0	0	0
Total	$20,027,711	$368,976	$(370,576)	$19,828,103	$357,698	$(357,698)
(1) Derivative assets are included in Accrued interest and other assets in the Consolidated Balance Sheets.
(2) Derivative liabilities are included in Accrued interest and other liabilities in the Consolidated Balance Sheets.

The following table discloses the gross and net amounts of interest rate derivatives, foreign exchange contracts and cash flow hedges recognized in the Consolidated Balance Sheets:

	September 30, 2023			December 31, 2022
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Consolidated Balance Sheets	Net amounts of (assets)/liabilities presented in the Consolidated Balance Sheets	Gross amounts of recognized liabilities	Gross amounts offset in the Consolidated Balance Sheets	Net amounts of (assets)/liabilities presented in the Consolidated Balance Sheets
Interest rate contracts (1)	$173,462	$(432,368)	$(258,906)	$152,816	$(314,048)	$(161,232)
Foreign exchange contracts	194,956	(76,033)	118,923	204,882	(101,945)	102,937
Cash flow hedges	2,542	(1,595)	947	0	0	0
Total	$370,960	$(509,996)	$(139,036)	$357,698	$(415,993)	$(58,295)
(1) Includes accrued interest receivable and collateral.

Table of Content
The following table details the derivative financial instruments and the average remaining maturities at September 30, 2023:

(Dollars in thousands)	Notional amount	Average maturity (years)	Fair value
Interest rate contracts
Receive fixed, matched interest rate contracts with borrower	$2,218,153	4.9	$(163,042)
Pay fixed, matched interest rate contracts with counterparty	2,218,153	4.9	162,868
Foreign exchange contracts
Foreign exchange contracts-pay USD	7,521,938	0.6	47,140
Foreign exchange contracts-receive USD	7,469,467	0.6	(47,140)
Total client derivatives	19,427,711	1.6	(174)

Cash flow hedges
Interest rate collars and floors on loan pools	600,000	3.8	(1,426)
Total cash flow hedges	600,000	3.8	(1,426)
Total	$20,027,711	1.6	$(1,600)

At September 30, 2023, the derivative collateral owed by the Company to counterparty banks was $195.1 million with $24.1 million restricted within cash and due from banks on the Company's Consolidated Balance Sheets and $219.2 million recorded in short-term borrowings. Derivative collateral owed by the Company to the counterparty banks at December 31, 2022 was $132.2 million with $25.0 million restricted within cash and due from banks and $157.2 million recorded in short-term borrowings.

Credit derivatives. In conjunction with participating interests in commercial loans, First Financial periodically enters into risk participation agreements with counterparties whereby First Financial either assumes or sells a portion of the credit exposure associated with an interest rate swap on the participated loan in exchange for a fee. Under these agreements, First Financial will either make a payment to or receive a payment from the counterparty if the loan customer defaults on its obligation to perform under the interest rate swap contract. The total notional value of the purchased risk agreements totaled $200.7 million as of September 30, 2023 and $246.8 million as of December 31, 2022. The total notional value of the sold risk agreements totaled $117.4 million as of September 30, 2023 and $132.5 million as of December 31, 2022. The net fair value of these agreements is recorded in Accrued interest and other liabilities on the Consolidated Balance Sheets and was insignificant at September 30, 2023 and at December 31, 2022.

Mortgage derivatives. First Financial enters into IRLCs and forward commitments for the future delivery of mortgage loans to third party investors, which are considered derivatives. When borrowers secure IRLCs with First Financial and the loans are intended to be sold, First Financial will enter into forward commitments for the future delivery of the loans to third party investors in order to hedge against the effect of changes in interest rates impacting IRLCs and loans held for sale. At September 30, 2023, the notional amount of the IRLCs was $32.3 million and the notional amount of forward commitments was $31.3 million. As of December 31, 2022, the notional amount of IRLCs was $12.0 million and the notional amount of forward commitments was $15.3 million. The fair value on these agreements was $1.2 million and $4.3 million at September 30, 2023 and December 31, 2022, respectively, and was recorded in Accrued interest and other assets on the Consolidated Balance Sheets. Net gain on the sale of loans for the three months ended September 30, 2023 and September 30, 2022 was $0.4 million and $0.3 million, respectively. Net gain on sale of loans for the nine months ended September 30, 2023 and September 30, 2022 was $1.2 million and $4.0 million, respectively.

NOTE 12:  COMMITMENTS AND CONTINGENCIES

First Financial offers a variety of financial instruments including loan commitments and letters of credit to assist clients in meeting their requirement for liquidity and credit enhancement. GAAP does not require these financial instruments to be recorded in the Consolidated Financial Statements.

First Financial utilizes the same credit policies in issuing commitments and conditional obligations as it does for credit instruments recorded on the Consolidated Balance Sheets. First Financial’s exposure to credit loss in the event of non-performance by the counterparty was represented by the contractual amounts of those instruments. First Financial adopted ASC 326 and therefore estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The

Table of Content
estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life consistent with the Company's ACL methodology for loans and leases. Adjustments to the reserve for unfunded commitments are recorded in Provision for credit losses - unfunded commitments in the Consolidated Statements of Income. First Financial had $17.0 million and $18.4 million of reserves for unfunded commitments recorded in Accrued interest and other liabilities on the Consolidated Balance Sheets at September 30, 2023 and December 31, 2022, respectively.

First Financial had commitments to extend credit, including overdraft lending lines, of $4.5 billion at September 30, 2023 and $4.4 billion at December 31, 2022. As of September 30, 2023, commitments with a fixed interest rate totaled $111.5 million while commitments with variable interest rates totaled $4.4 billion. At December 31, 2022, commitments with a fixed interest rate totaled $126.3 million while commitments with variable interest rates totaled $4.2 billion. First Financial's fixed rate commitments have interest rates ranging from 0.00% to 21.00% at both September 30, 2023 and December 31, 2022 and have maturities ranging from less than one year to 31.1 years at September 30, 2023 and maturities ranging from less than one year to 31.6 years at December 31, 2022.

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

The following table presents by type First Financial's active loan balances and related obligations to extend credit:

	September 30, 2023		December 31, 2022
(dollars in thousands)	Unfunded commitment	Loan balance	Unfunded commitment	Loan balance
Commercial & industrial	$1,945,253	$3,420,873	$1,833,977	$3,410,272
Lease financing	0	399,973	6,842	236,124
Construction real estate	605,920	578,824	689,015	512,050
Commercial real estate-investor	116,343	3,059,422	107,205	3,094,064
Commercial real estate-owner	28,840	933,232	48,208	958,695
Residential real estate	104,946	1,293,470	74,089	1,092,265
Home equity	954,536	743,991	903,459	733,791
Installment	25,657	160,648	16,073	209,895
Credit card	232,252	56,386	225,864	51,815
Total	$4,013,747	$10,646,819	$3,904,732	$10,298,971

Letters of credit. Letters of credit are conditional commitments issued by First Financial to guarantee the performance of a client to a third party.  First Financial’s letters of credit consist of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services.  The risk to First Financial arises from its obligation to make payment in the event of the client's contractual default to produce the contracted good or service to a third party.  First Financial issued letters of credit aggregating $32.4 million and $31.5 million at September 30, 2023 and December 31, 2022, respectively. Management conducts regular reviews of these instruments on an individual client basis.

Risk participation agreements. First Financial is a party in risk participation transactions of interest rate swaps, which had total notional amount of $318.1 million and $379.3 million at September 30, 2023 and December 31, 2022, respectively.

Affordable housing projects and other tax credit investments. First Financial is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved qualified affordable housing, renewable energy, or other renovation or community revitalization projects. These investments are included in Accrued interest and other assets in the Consolidated Balance Sheets, with any unfunded commitments included in Accrued interest and other liabilities in the Consolidated Balance Sheets. As of September 30, 2023, First Financial expects to recover its remaining investments through the use of the tax credits that are generated by the investments.

The following table summarizes First Financial's investments in affordable housing projects and other tax credit investments.

Table of Content

(Dollars in thousands)		September 30, 2023		December 31, 2022
Investment	Accounting Method	Investment	Unfunded commitment	Investment	Unfunded commitment
LIHTC	Proportional amortization	$135,187	$74,149	$126,537	$70,690
HTC	Equity	19,798	14,784	17,108	11,955
NMTC	Equity	2,192	0	2,944	0
Renewable energy	Equity	24,085	12,982	11,851	1,689
Total		$181,262	$101,915	$158,440	$84,334

The following table summarizes First Financial's amortization expense and tax benefit recognized in affordable housing projects and other tax credit investments.

	Three months ended
	September 30, 2023		September 30, 2022
(Dollars in thousands)	Amortization expense (1)	Tax expense (benefit) recognized (2)	Amortization expense (1)	Tax expense (benefit) recognized (2)
LIHTC	$3,455	$(3,434)	$3,211	$(2,757)
HTC	0	(80)	0	(80)
NMTC	104	(53)	104	(53)
Renewable energy	0	0	17,108	(18,881)
Total	$3,559	$(3,567)	$20,423	$(21,771)

	Nine months ended
	September 30, 2023		September 30, 2022
(Dollars in thousands)	Amortization expense (1)	Tax expense (benefit) recognized (2)	Amortization expense (1)	Tax expense (benefit) recognized (2)
LIHTC	$10,520	$(10,411)	$9,311	$(8,551)
HTC	0	(239)	0	(239)
NMTC	311	(158)	311	(158)
Renewable energy	0	0	17,108	(18,881)
Total	$10,831	$(10,808)	$26,730	$(27,829)

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

Like many banks, First Financial has been the subject of lawsuits relating to overdraft fees. This type of litigation is time consuming and expensive in large part due to the amount of data to be sorted and disclosed, in some cases going back multiple years. No legal settlement expenses were accrued or paid in the three or nine months ended September 30, 2023 or in the three months ended September 30, 2022. However, during the nine months ended September 30, 2022, legal settlement expenses of $3.3 million were paid.

Additionally, as part of the ordinary course of business, First Financial and its subsidiaries are parties to other litigation, including claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral, foreclosure interests that are incidental to our regular business activities and other matters. While the ultimate liability with respect to these litigation matters and claims cannot be determined at this time, First Financial believes that damages, if any, and other amounts relating to pending matters are not probable or cannot be reasonably estimated as of

Table of Content
September 30, 2023. Reserves are established for these various matters of litigation when appropriate under FASB ASC Topic 450, Contingencies, based in part upon the advice of legal counsel. First Financial had no reserves related to litigation matters as of September 30, 2023 or December 31, 2022.

NOTE 13:  INCOME TAXES

For the third quarter of 2023, the Company recorded income tax expense of $15.3 million resulting in an effective tax rate of 19.5% compared to income tax benefit of $8.6 million and an effective tax rate of negative 18.3% for the comparable period in 2022. For the first nine months of 2023, income tax expense was $48.1 million, resulting in an effective tax rate of 19.4% compared with $13.7 million and an effective tax rate of 8.5% for the comparable period in 2022. The increase in the effective tax rate is primarily driven by tax credits realized in the 2022 as well as increased taxable income and the resolution of unrecognized tax benefits.

At September 30, 2023, First Financial had no unrecognized tax benefits compared to $1.9 million at December 31, 2022. As defined by FASB ASC Topic 740-10, Income Taxes, an unrecognized tax benefit is a position that if recognized would favorably impact the effective income tax rate in future periods. The unrecognized tax benefits in 2022 were related to state income tax exposures where the Company believed it was likely that, upon examination, a state may have taken a position contrary to the position taken by First Financial. A resolution regarding the Company's uncertain tax position resulted in partial recognition of the benefit in the second quarter of 2023. First Financial recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. At September 30, 2023 and December 31, 2022, the Company had no interest or penalties recorded.

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

First Financial made no cash contributions to fund the pension plan during the three and nine months ended September 30, 2023 or the year ended December 31, 2022, and does not expect to make cash contributions to the plan through the remainder of 2023.

As a result of the plan’s actuarial projections, First Financial recorded expense as set forth in the following table. The amounts are recognized in First Financial’s Consolidated Statements of Income related to the Company's pension plan.

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2023	2022	2023	2022
Service cost	$2,304	$2,153	$6,988	$6,912
Interest cost	1,066	661	3,213	1,923
Expected return on assets	(2,701)	(2,743)	(8,101)	(8,240)
Amortization of prior service cost	5	(76)	6	(226)
Net actuarial loss	208	416	528	1,221
Net periodic benefit cost (income)	$882	$411	$2,634	$1,590

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

Table of Content
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

Bankcard income. The Company earns interchange fees from cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized concurrent with the transaction processing services provided to the cardholder. Interchange income is presented on the Consolidated Statements of Income net of expenses. Gross interchange income for the third quarter of 2023 was $7.5 million, partially offset by $4.1 million of expenses within Noninterest income. Gross interchange income for the same period in 2022 was $7.5 million, partially offset by $4.0 million of expenses within Noninterest income. Gross interchange income for the first nine months of 2023 was $22.3 million, partially offset by $11.6 million of expenses within Noninterest income. Gross interchange income for the same period in 2022 was $22.1 million, partially offset by $11.4 million of expenses within Noninterest income.

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

Table of Content
NOTE 16:  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2023	2022	2023	2022
Numerator
Net income available to common shareholders	$63,061	$55,705	$199,131	$148,526

Denominator
Weighted average shares outstanding for basic earnings per common share	94,030,275	93,582,250	93,896,716	93,507,831
Effect of dilutive securities
Employee stock awards	1,095,994	1,211,516	1,189,155	996,622
Adjusted weighted average shares for diluted earnings per common share	95,126,269	94,793,766	95,085,871	94,504,453

Earnings per share available to common shareholders
Basic	$0.67	$0.60	$2.12	$1.59
Diluted	$0.66	$0.59	$2.09	$1.57

Stock options and warrants with exercise prices greater than the average market price of the common shares were not included in the computation of net income per diluted share, as they would have been antidilutive.  Using the end of period price of the Company's common shares, there were no antidilutive options at September 30, 2023 and September 30, 2022.

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

Table of Content
The estimated fair values of First Financial’s financial instruments not measured at fair value on a recurring or nonrecurring basis in the consolidated financial statements were as follows:

	Carrying	Estimated fair value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
September 30, 2023
Financial assets
Cash and short-term investments	$673,202	$673,202	$673,202	$0	$0
Investment securities held-to-maturity	81,326	69,845	0	69,845	0
Other investments	133,725	133,725	992	123,413	9,320
Loans and leases	10,501,618	10,135,741	0	0	10,135,741
Accrued interest receivable	70,471	70,471	0	16,436	54,035

Financial liabilities
Deposits	12,915,553	12,889,572	0	12,889,572	0
Short-term borrowings	974,188	974,188	974,188	0	0
Long-term debt	340,902	343,815	0	343,815	0
Accrued interest payable	51,013	51,013	16,613	34,400	0

	Carrying	Estimated fair value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
December 31, 2022
Financial assets
Cash and short-term investments	$595,683	$595,683	$595,683	$0	$0
Investment securities held-to-maturity	84,021	76,485	0	76,485	0
Other investments	143,160	143,160	1,171	132,853	9,136
Loans and leases	10,165,994	9,916,353	0	0	9,916,353
Accrued interest receivable	63,721	63,721	0	16,233	47,488

Financial liabilities
Deposits	12,701,177	12,670,747	0	12,670,747	0
Short-term borrowings	1,287,156	1,287,156	1,287,156	0	0
Long-term debt	346,672	348,041	0	348,041	0
Accrued interest payable	11,150	11,150	3,835	7,315	0

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

Collateral dependent loans. Collateral dependent loans are defined as loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrowers are experiencing financial difficulty. Collateral dependent loans are carried at fair value when the value of the operation or collateral less any costs to sell is not sufficient to cover the remaining balance. In these instances, the loans will either be partially charged-off or receive specific allocations of the allowance for credit losses. For collateral dependent loans, fair value is generally based on real estate appraisals, a calculation of enterprise value or a valuation of business assets including equipment, inventory and accounts receivable. These loans had a principal amount of $26.9 million and $11.9 million at September 30, 2023 and December 31, 2022, respectively, with a valuation allowance of $7.5 million and $3.7 million at September 30, 2023 and December 31, 2022, respectively.

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

Table of Content
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

The financial assets and liabilities measured at fair value on a recurring basis in the consolidated financial statements were as follows:

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/liabilities at fair value
September 30, 2023
Assets
Investment securities available-for-sale	$32,141	$2,979,075	$33,145	$3,044,361
Loans held for sale	0	12,391	0	12,391
Interest rate derivative contracts	0	173,470	0	173,470
Foreign exchange derivative contracts	0	194,956	0	194,956
Interest rate floor	0	558	0	558
Total	$32,141	$3,360,450	$33,145	$3,425,736

Liabilities
Interest rate derivative contracts	$0	$173,652	$0	$173,652
Foreign exchange derivative contracts	0	194,956	0	194,956
Interest rate collars	0	1,984	0	1,984
Total	$0	$370,592	$0	$370,592

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/liabilities at fair value
December 31, 2022
Assets
Investment securities available-for-sale	$32,696	$3,341,095	$35,857	$3,409,648
Loans held for sale	0	7,918	0	7,918
Interest rate derivative contracts	0	152,846	0	152,846
Foreign exchange derivative contracts	0	204,882	0	204,882
Total	$32,696	$3,706,741	$35,857	$3,775,294

Liabilities
Interest rate derivative contracts	$0	$153,119	$0	$153,119
Foreign exchange derivative contracts	$0	$204,882	$0	$204,882
Total	$0	$358,001	$0	$358,001

Table of Content
The following table presents a reconciliation for certain AFS securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2023 and September 30, 2022.

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2023	2022	2023	2022
Beginning balance	$34,132	$36,796	$35,857	$38,181
Accretion (amortization)	(30)	(22)	(84)	(45)
Increase (decrease) in fair value	(162)	9	(119)	34
Settlements	(795)	(730)	(2,509)	(2,117)
Ending balance	$33,145	$36,053	$33,145	$36,053

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis.  Adjustments to the fair value of these assets usually result from the application of fair value accounting or write-downs of individual assets.  The following table summarizes financial assets and liabilities measured at fair value on a nonrecurring basis.

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3
September 30, 2023
Assets
Collateral dependent loans
Commercial	$0	$0	$1,511
Commercial real estate	0	0	17,926
OREO	0	0	38
Operating leases	0	0	0

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3
December 31, 2022
Assets
Collateral dependent loans
Commercial	$0	$0	$4,240
Commercial real estate	0	0	4,015
OREO	0	0	0
Operating leases	0	0	0

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

The aggregate fair value of the Company’s residential mortgage loans held for sale as of September 30, 2023 and December 31, 2022 was $12.4 million and $7.9 million, respectively. The aggregate unpaid principal balance of the Company’s residential mortgage loans held for sale as of September 30, 2023 and December 31, 2022 was $11.4 million and $7.5 million, respectively. The resulting difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected was $1.0 million and $0.4 million as of September 30, 2023 and December 31, 2022, respectively.

Table of Content
Changes in the estimated fair value of residential mortgage loans held for sale are reported as a component of Net gain from sales of loans in the Company’s Consolidated Statements of Income. The change in fair value of the Company’s residential mortgage loans held for sale resulted in a loss of $0.1 million and $0.2 million for the three months ended September 30, 2023 and September 30, 2022, respectively. The change in fair value of the Company’s residential mortgage loans held for sale resulted in a gain of $0.6 million for the nine months ended September 30, 2023 and a net loss of $1.4 million for the nine months ended September 30, 2022.

Table of Content
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
(Unaudited)

All significant reclassifications of prior period amounts, if applicable, have been made to conform to the current period’s presentation and had no effect on the Company's previously reported net income or financial condition.

EXECUTIVE SUMMARY

First Financial Bancorp. is a $17.1 billion financial holding company headquartered in Cincinnati, Ohio. The Company primarily operates through First Financial Bank, an Ohio-chartered commercial bank with 130 full service banking centers at September 30, 2023. First Financial provides banking and financial services products to business and retail clients through its six lines of business: Commercial, Retail Banking, Mortgage Banking, Wealth Management, Investment Commercial Real Estate and Commercial Finance. The Commercial Finance business lends to targeted industry verticals on a nationwide basis. Operating under the brand of Yellow Cardinal Advisory Group, Wealth Management had $3.3 billion in assets under management as of September 30, 2023 and provides the following services: financial planning, investment management, trust administration, estate settlement, business succession planning services, brokerage services and retirement planning.

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

	Three months ended		Nine months ended
(Dollars in thousands)	September 30, 2023	June 30, 2022	September 30, 2023	September 30, 2022
Net interest income	$155,455	$159,232	$474,005	$361,247
Tax equivalent adjustment	1,659	1,601	4,684	4,804
Net interest income - tax equivalent	$157,114	$160,833	$478,689	$366,051

Average earning assets	$14,404,144	$14,403,542	$14,378,394	$13,849,138

Net interest margin (1)	4.28%	4.43%	4.41%	3.49%
Net interest margin (FTE) (1)	4.33%	4.48%	4.45%	3.53%
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

The following table reconciles non-GAAP capital ratios to GAAP:

	Three months ended		Nine months ended
(Dollars in thousands)	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Net income (a)	$63,061	$65,667	$199,131	$148,526

Average total shareholders' equity	2,153,601	2,137,765	2,124,787	2,137,615
Less:
Average goodwill	(1,005,844)	(1,005,791)	(1,005,783)	(999,960)
Average other intangibles	(87,427)	(89,878)	(89,945)	(100,370)
Average tangible equity (b)	1,060,330	1,042,096	1,029,059	1,037,285

Table of Content

	Three months ended		Nine months ended
(Dollars in thousands)	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Total shareholders' equity	2,129,509	2,143,419	2,129,509	1,994,132
Less:
Goodwill	(1,005,868)	(1,005,828)	(1,005,868)	(998,422)
Other intangibles	(86,378)	(88,662)	(86,378)	(96,528)
Ending tangible equity (c)	1,037,263	1,048,929	1,037,263	899,182

Total assets	17,054,852	17,090,149	17,054,852	16,623,793
Less:
Goodwill	(1,005,868)	(1,005,828)	(1,005,868)	(998,422)
Other intangibles	(86,378)	(88,662)	(86,378)	(96,528)
Ending tangible assets (d)	15,962,606	15,995,659	15,962,606	15,528,843

Risk-weighted assets (e)	13,170,574	13,068,888	13,170,574	12,467,422

Total average assets	16,951,389	16,968,055	16,954,178	16,253,031
Less:
Average goodwill	(1,005,844)	(1,005,791)	(1,005,783)	(999,960)
Average other intangibles	(87,427)	(89,878)	(89,945)	(100,370)
Average tangible assets (f)	15,858,118	15,872,386	15,858,450	15,152,701

Ending common shares outstanding (g)	95,117,180	95,185,483	95,117,180	94,833,964

Ratios
Return on average tangible shareholders' equity (a)/(b)	23.60%	25.27%	25.87%	19.14%
Ending tangible shareholders' equity as a percent of:
Ending tangible assets (c)/(d)	6.50%	6.56%	6.50%	5.79%
Risk-weighted assets (c)/(e)	7.88%	8.03%	7.88%	7.21%
Average tangible shareholders' equity to average tangible assets (b)/(f)	6.69%	6.57%	6.49%	6.85%
Tangible book value per share (c)/(g)	$10.91	$11.02	$10.91	$9.48

OVERVIEW OF OPERATIONS

Linked quarter comparison: Third quarter 2023 net income was $63.1 million and earnings per diluted common share were $0.66. This compares with second quarter 2023 net income of $65.7 million and earnings per diluted common share of $0.69. Return on average assets was 1.48% for the third quarter of 2023 compared to 1.55% for the second quarter of 2023. Return on average shareholders’ equity was 11.62% for the third quarter of 2023 compared to 12.32% for the second quarter of 2023.

Year-to-date comparison: For the nine months ended September 30, 2023, net income was $199.1 million and earnings per diluted common share were $2.09. This compares with net income of $148.5 million and earnings per diluted common share of $1.57 for the first nine months of 2022. Return on average assets for the nine months ended September 30, 2023 was 1.57% compared to 1.22% for the same period in 2022, and return on average shareholders' equity was 12.53% and 9.29% for the first nine months of 2023 and 2022, respectively.

Table of Content

(Dollars in thousands)	September 30, 2023	December 31, 2022
Balance Sheet - End of Period
Total assets	$17,054,852	$17,003,316
Loans and leases	10,646,819	10,298,971
Investment securities	3,259,322	3,636,829
Deposits	12,915,553	12,701,177
Shareholders' equity	2,129,509	2,041,373

	Three months ended		Nine months ended
(Dollars in thousands, except per share data)	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Earnings
Net interest income	$155,455	$159,232	$474,005	$361,247
Net income	63,061	65,667	199,131	148,526

Per Share
Net income per common share-basic	$0.67	$0.70	$2.12	$1.59
Net income per common share-diluted	0.66	0.69	2.09	1.57
Cash dividends declared per common share	0.23	0.23	0.69	0.69
Book value per common share (end of period)	22.39	22.52	22.39	21.03
Tangible book value per common share (end of period) (1)	10.91	11.02	10.91	9.48
Market price (end of period)	19.60	20.44	19.60	21.08

Ratios
Return on average assets	1.48%	1.55%	1.57%	1.22%
Return on average shareholders' equity	11.62%	12.32%	12.53%	9.29%
Return on average tangible shareholders' equity (1)	23.60%	25.27%	25.87%	19.14%
Net interest margin	4.28%	4.43%	4.41%	3.49%
Net interest margin (FTE) (1)	4.33%	4.48%	4.45%	3.53%
(1) Non-GAAP financial measure. For details on the calculation of this non-GAAP financial measure, see "Non-GAAP Financial Measures" section.

A discussion of First Financial's operating results for the three and nine month periods ended September 30, 2023 follows.

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

Table of Content

	Three months ended		Nine months ended
(Dollars in thousands)	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Interest income
Loans and leases, including fees	$192,261	$184,387	$546,354	$306,443
Investment securities
Taxable	31,297	32,062	95,226	72,066
Tax-exempt	3,522	3,513	10,499	14,361
Total interest on investment securities	34,819	35,575	105,725	86,427
Other earning assets	5,011	3,933	12,488	2,222
Total interest income	232,091	223,895	664,567	395,092
Interest expense
Deposits	57,069	44,292	132,817	11,972
Short-term borrowings	14,615	15,536	43,101	8,041
Long-term borrowings	4,952	4,835	14,644	13,832
Total interest expense	76,636	64,663	190,562	33,845
Net interest income	$155,455	$159,232	$474,005	$361,247

Linked quarter comparison: Net interest income for the third quarter of 2023 was $155.5 million, a decrease of $3.8 million, or 2.4%, from the second quarter of 2023. Net interest margin on a fully tax equivalent basis for the quarter ended September 30, 2023 was 4.33%, a decrease of 15 bp when compared to 4.48% in the second quarter of 2023. Net interest margin declined during the period as deposit pricing pressure led to an increase in interest expense during the period, which outpaced the increase in interest income.

Interest income increased $8.2 million, or 3.7%, in the third quarter of 2023 when compared to the second quarter of 2023 largely due to a 15 bp increase in loan yields, which were driven by an increase in interest rates. In addition, investment yields increased 6 bps to 4.07% due to the repricing of floating rate investments and slower prepayments on mortgage-backed securities. Average earning assets of $14.4 billion in the third quarter of 2023 were relatively flat when compared to the second quarter of 2023 as modest loan growth during the period was offset by a decline in investment securities.

Interest expense of $76.6 million increased $12.0 million, or 18.5%, in the third quarter of 2023 when compared to the second quarter of 2023 largely due to higher interest rates coupled with increases in time deposits and borrowings. The Company's total cost of interest bearing deposits increased 48 bps to 2.44% in the third quarter of 2023, while average deposit balances increased $73.3 million, or 0.6%, to $12.8 billion. The increase in average deposits was driven primarily by increases in money market accounts and retail CDs. Average borrowed funds decreased $120.6 million, or 7.9%.

To mitigate interest rate risk on certain variable-rate commercial loan pools, First Financial entered into interest rate collars and floors, which are designated as cash flow hedges. The structure of the interest rate collars is such that First Financial pays the counterparty an incremental amount if the collar index exceeds the cap rate. Conversely, First Financial receives an incremental amount if the index falls below the floor rate. No payments are required if the collar index falls between the cap and floor rates. The structure of First Financial's interest rate floors is such that First Financial receives an incremental amount if the index falls below the floor strike rate. No payments are required if the index remains above the floor strike rate.

The notional value of the Company's cash flow hedges was $600.0 million as of September 30, 2023, with the $1.8 million change in the fair value recorded in AOCI in the Consolidated Balance Sheet. As of September 30, 2023, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 60 months.

Year-to-date comparison: Net interest income for the first nine months of 2023 increased $112.8 million, or 31.2%, compared to the same period of 2022. Net interest margin on a fully tax equivalent basis was 4.45% for the nine months ended September 30, 2023, an increase of 92 bps when compared to the same period in 2022.

Interest income for the nine months ended September 30, 2023 grew $269.5 million, or 68.2%, to $664.6 million compared to $395.1 million for the same period of the prior year due to higher interest rates. Average earning assets of $14.4 billion for the first nine months of 2023 increased $529.3 million, or 3.8%, when compared to the same period of 2022, driven primarily by increases in the C&I loan portfolio.

Table of Content
Interest expense for the nine months ended September 30, 2023 was $190.6 million compared to $33.8 million for the same period in the prior year. The increase was driven by a $693.2 million, or 8.3%, increase in average interest bearing deposits coupled with a 177 bp increase in rates on those deposits. Additionally, average borrowed funds increased $381.7 million from the same period of the prior year, while the cost of those borrowed funds increased 258 bps due to higher interest rates.

Table of Content
CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Quarterly Averages						Year-to-Date Averages
	September 30, 2023			June 30, 2023			September 30, 2023			September 30, 2022
(Dollars in thousands)	Balance	Interest	Yield	Balance	Interest	Yield	Balance	Interest	Yield	Balance	Interest	Yield
Earning assets
Investments
Investment securities	$3,394,237	$34,819	4.07%	$3,560,453	$35,575	4.01%	$3,529,119	$105,725	4.01%	$4,142,157	$86,427	2.79%
Interest-bearing deposits with other banks	386,173	5,011	5.15%	329,584	3,933	4.79%	344,844	12,488	4.84%	295,174	2,222	1.01%
Gross loans and leases (1)	10,623,734	192,261	7.18%	10,513,505	184,387	7.03%	10,504,431	546,354	6.95%	9,411,807	306,443	4.35%
Total earning assets	14,404,144	232,091	6.39%	14,403,542	223,895	6.23%	14,378,394	664,567	6.18%	13,849,138	395,092	3.81%

Nonearning assets
Allowance for credit losses	(150,297)			(145,578)			(144,149)			(124,145)
Cash and due from banks	211,670			221,527			217,281			239,219
Accrued interest and other assets	2,485,872			2,488,564			2,502,652			2,288,819
Total assets	$16,951,389			$16,968,055			$16,954,178			$16,253,031

Interest-bearing liabilities
Deposits
Interest-bearing demand	$2,927,416	$12,953	1.76%	$2,906,855	$8,351	1.15%	$2,913,737	$27,908	1.28%	$3,177,253	$3,737	0.16%
Savings	3,919,590	19,853	2.01%	3,749,902	14,055	1.50%	3,829,802	41,536	1.45%	4,085,787	4,052	0.13%
Time	2,446,854	24,263	3.93%	2,393,707	21,886	3.67%	2,325,244	63,373	3.64%	1,112,541	4,183	0.50%
Total interest-bearing deposits	9,293,860	57,069	2.44%	9,050,464	44,292	1.96%	9,068,783	132,817	1.96%	8,375,581	11,972	0.19%
Borrowed funds
Short-term borrowings	1,064,669	14,615	5.45%	1,182,176	15,536	5.27%	1,112,426	43,101	5.18%	707,152	8,041	1.52%
Long-term debt	338,402	4,952	5.81%	341,523	4,835	5.68%	341,162	14,644	5.74%	364,693	13,832	5.07%
Total borrowed funds	1,403,071	19,567	5.53%	1,523,699	20,371	5.36%	1,453,588	57,745	5.31%	1,071,845	21,873	2.73%
Total interest-bearing liabilities	10,696,931	76,636	2.84%	10,574,163	64,663	2.45%	10,522,371	190,562	2.42%	9,447,426	33,845	0.48%

Noninterest-bearing liabilities
Noninterest-bearing demand deposits	3,493,305			3,663,419			3,702,189			4,187,145
Other liabilities	607,552			592,708			604,831			480,845
Shareholders' equity	2,153,601			2,137,765			2,124,787			2,137,615
Total liabilities and shareholders' equity	$16,951,389			$16,968,055			$16,954,178			$16,253,031

Net interest income	$155,455			$159,232			$474,005			$361,247

Net interest spread			3.55%			3.78%			3.76%			3.33%
Contribution of noninterest-bearing sources of funds			0.73%			0.65%			0.65%			0.16%
Net interest margin (2)			4.28%			4.43%			4.41%			3.49%

Tax equivalent adjustment			0.05%			0.05%			0.04%			0.04%
Net interest margin (fully tax equivalent) (2)			4.33%			4.48%			4.45%			3.53%
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

Table of Content
RATE/VOLUME ANALYSIS

The impact on net interest income from changes in interest rates and volume of interest-earning assets and interest-bearing liabilities is illustrated in the table below:

	Changes for the three months ended September 30, 2023			Changes for the nine months ended September 30, 2023
	Linked quarter income variance			Comparable quarter income variance
(Dollars in thousands)	Rate	Volume	Total	Rate	Volume	Total
Earning assets
Investment securities	$552	$(1,308)	$(756)	$37,663	$(18,365)	$19,298
Interest-bearing deposits with other banks	297	781	1,078	8,467	1,799	10,266
Gross loans and leases (1)	3,811	4,063	7,874	183,082	56,829	239,911
Total earning assets	4,660	3,536	8,196	229,212	40,263	269,475
Interest-bearing liabilities
Total interest-bearing deposits	$10,678	$2,099	12,777	110,693	10,152	120,845
Borrowed funds
Short-term borrowings	516	(1,437)	(921)	19,358	15,702	35,060
Long-term debt	108	9	117	1,822	(1,010)	812
Total borrowed funds	624	(1,428)	(804)	21,180	14,692	35,872
Total interest-bearing liabilities	11,302	671	11,973	131,873	24,844	156,717
Net interest income	$(6,642)	$2,865	$(3,777)	$97,339	$15,419	$112,758
(1) Loans held for sale and nonaccrual loans are included in gross loans.

NONINTEREST INCOME

	Three months ended		Nine months ended
(Dollars in thousands)	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Noninterest income
Service charges on deposit accounts	$6,957	$6,972	$20,443	$21,656
Wealth management fees	6,943	6,713	19,990	17,858
Bankcard income	3,406	3,692	10,690	10,644
Client derivative fees	1,612	1,827	4,444	3,619
Foreign exchange income	13,384	15,039	45,321	35,373
Leasing business income	14,537	10,265	38,466	20,450
Net gain from sales of loans	4,086	3,839	10,260	12,842
Net gain (loss) on sales of investment securities	(4)	(384)	(407)	(176)
Net gain (loss) on equity securities	(54)	(82)	4	(1,954)
Other	5,761	5,377	16,218	13,294
Total noninterest income	$56,628	$53,258	$165,429	$133,606

Linked quarter comparison: Third quarter 2023 noninterest income was $56.6 million, increasing $3.4 million, or 6.3%, compared to $53.3 million for the second quarter 2023. The increase from the linked quarter was primarily driven by higher leasing business income, partially offset by lower foreign exchange income. Leasing business income increased $4.3 million, or 41.6%, primarily driven by an increase in operating lease income and an increase in remarketing fees. Foreign exchange income decreased $1.7 million, or 11.0%, as demand softened from higher levels in the prior quarter.

Year-to-date comparison: Noninterest income of $165.4 million for the first nine months of 2023 increased $31.8 million, or 23.8%, from $133.6 million in the comparable period of 2022. The increase was primarily attributed to higher leasing business income, foreign exchange income, other noninterest income, wealth management fees and gains on equity securities. Leasing business income increased $18.0 million, or 88.1%, due to sustained growth in leasing balances since the acquisition of Summit in December of 2021, and foreign exchange income increased $9.9 million, or 28.1%, due to higher demand in 2023. Other noninterest income increased $2.9 million, or 22.0%, primarily due to BOLI gains and higher loan syndication fees in the current year; wealth management fees grew by $2.1 million, or 11.9%, primarily due to increases of managed assets; gains on equity securities increased $2.0 million, or 100.2%. Partially offsetting these increases, gains on sales of loans decreased $2.6 million, or 20.1%, from the comparable period in 2022 as demand for mortgage loans slowed with rising interest rates, while

Table of Content
service charges on deposits were $1.2 million, or 5.6%, lower than prior year as a result of program changes made during 2022.

NONINTEREST EXPENSE

	Three months ended		Nine months ended
(Dollars in thousands)	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Noninterest expenses
Salaries and employee benefits	$75,641	$74,199	$222,094	$195,747
Net occupancy	5,809	5,606	17,100	16,774
Furniture and equipment	3,341	3,362	10,020	9,990
Data processing	8,473	9,871	27,364	25,095
Marketing	2,598	2,802	7,560	6,546
Communication	744	644	2,022	1,993
Professional services	2,524	2,308	6,778	6,719
State intangible tax	981	964	2,930	3,311
FDIC assessments	2,665	2,806	8,297	5,021
Intangible assets amortization	2,600	2,601	7,801	8,612
Leasing business expense	8,877	6,730	23,545	14,302
Other	7,791	8,722	23,841	36,797
Total noninterest expenses	$122,044	$120,615	$359,352	$330,907

Linked quarter comparison: Third quarter 2023 noninterest expense was $122.0 million, an increase of $1.4 million, or 1.2%, from $120.6 million for the second quarter 2023. This increase was primarily driven by higher leasing business expense and salaries and benefits, partially offset by lower data processing and other noninterest expenses. Leasing business expenses increased $2.1 million, or 31.9%, for the third quarter of 2023 as a result of increased production. Salaries and benefits expenses increased $1.4 million, or 1.9%, as a result of higher incentive compensation, which is tied to elevated fee income. Partially offsetting these increases, data processing costs decreased $1.4 million or 14.2%, due to online banking conversion costs incurred in the prior quarter. Other noninterest expenses decreased $0.9 million, or 10.7%, from the linked quarter primarily due to a $1.0 million tax credit investment write-down in the second quarter, partially offset by higher fraud losses.

Year-to-date comparison: Noninterest expenses of $359.4 million for the first nine months of 2023 increased $28.4 million, or 8.6%, compared to the same period in 2022 primarily due higher salaries and benefits expenses, leasing business expenses, FDIC assessments, marketing costs and data processing expenses, partially offset by lower other noninterest expense. Salaries and benefits expenses increased $26.3 million, or 13.5%, due to annual salary increases, higher incentive compensation and an increase in restricted stock awards in the current period. Leasing business expense increased $9.2 million, or 64.6%, as a result of the growth of the leasing portfolio, while FDIC assessments expense increased $3.3 million, or 65.2%, as the result of an increase in assessment rates. Data processing expenses increased $2.3 million, or 9.0%, largely due to the Company's online banking system conversion, while marketing expenses increased $1.0 million or 15.5%, due to increased promotional activity. Other noninterest expense decreased $13.0 million, or 35.2%, primarily due to larger tax credit investment write-downs and higher losses on sales of fixed assets in the prior year.

INCOME TAXES

Linked quarter comparison: In the third quarter of 2023, First Financial recorded income tax expense of $15.3 million on pre-tax income of $78.4 million, resulting in an effective tax rate of 19.5%. This compared to income tax expense of $15.5 million on pre-tax income of $81.2 million with an effective tax rate of 19.1% for the second quarter 2023. The modest increase in the effective tax rate in the current quarter was primarily driven increased taxable income.

Year-to-date comparison: For the first nine months of 2023, income tax expense was $48.1 million on pre-tax income of $247.2 million, resulting in an effective tax rate of 19.4%. This compared to income tax expense of $13.7 million on pre-tax income of $162.3 million and an effective tax rate of 8.5% for the comparable period in 2022. The increase in the effective tax rate is primarily driven by tax credits realized in the 2022 as well as increased taxable income and the resolution of unrecognized tax benefits.

Table of Content
The Company's effective tax rate may fluctuate from period to period due to changes in tax jurisdictions, forecasted income, tax-enhanced assets and tax credit investments.

INVESTMENTS

First Financial's investment portfolio totaled $3.3 billion, or 19.1% of total assets, at September 30, 2023 and $3.6 billion, or 21.4% of total assets, at December 31, 2022.  AFS securities totaled $3.0 billion at September 30, 2023 and $3.4 billion December 31, 2022, while HTM securities totaled $81.2 million at September 30, 2023 and $84.0 million at December 31, 2022.

The effective duration of the investment portfolio was 4.5 years at September 30, 2023, which was relatively unchanged from 4.6 years as of December 31, 2022.

The Company invests in certain securities whose realization is dependent on future principal and interest repayments. As such, these securities carry a certain amount of credit risk. Prior to purchase, First Financial performs a detailed collateral and structural analysis on these securities and strategically invests in asset classes in which First Financial has expertise and experience, as well as a senior position in the capital structure. First Financial continuously monitors credit risk and geographic concentration risk in its evaluation of market opportunities that enhance the overall performance of the portfolio.

The Company's Consolidated Financial Statements reflected a $375.7 million and $325.9 million unrealized after-tax loss on debt securities as of September 30, 2023 and December 31, 2022, respectively. These unrealized losses were included as a component of equity in accumulated other comprehensive income on the Consolidated Balance Sheets and were driven by an increase in interest rates throughout 2022 and 2023.

The Company had net unrealized losses of $11.4 million and $7.5 million on its HTM securities as of September 30, 2023 and December 31, 2022, respectively. Similar to the unrealized losses on AFS securities, this unrealized loss was driven by higher interest rates in 2022 and 2023. The unrealized losses on HTM securities have no impact on the Consolidated Financial Statements of the Company.

The Company had a $0.1 million unrealized loss on equity securities recorded in noninterest income for the three months ended both September 30, 2023 and June 30, 2023. For the first nine months 2023, the Company had an insignificant unrealized gain on equity securities compared to a $2.0 million unrealized loss for the same period of 2022.

First Financial will continue to monitor loan demand and deposit activity, as well as balance sheet composition, capital sensitivity and the interest rate environment, when considering future investment strategies.

LOANS

Excluding loans held for sale, loan balances increased $347.8 million, or 3.4%, to $10.6 billion as of September 30, 2023 from $10.3 billion as of December 31, 2022. This increase was primarily driven by residential real estate loans, which increased by $201.2 million, or 18.4%, to $1.3 billion, and finance leases, which increased by $163.8 million, or 69.4%, to $400.0 million. Additionally, construction loans increased $66.8 million, or 13.0%, to $578.8 million; C&I loans increased $10.6 million, or 0.3%, to $3.4 billion; and home equity increased $10.2 million, or 1.4%, to $744.0 million. Partially offsetting these areas of loan growth, commercial real estate loans decreased $60.1 million, or 1.5%, to $4.0 billion, and installment loans decreased $49.2 million, or 23.5%, to $160.6 million.

Third quarter 2023 average loans of $10.6 billion, excluding loans held for sale, increased $106.7 million, or 1.0%, from the second quarter 2023. The growth over the linked quarter was primarily driven by residential real estate, which increased $79.2 million, or 6.7%, and lease financing, which increased $47.8 million, or 14.8%.
Through the first nine months of 2023, average loans of $10.5 billion, excluding loans held for sale, increased $1.1 billion, or 11.7%, from the comparable period of 2022. The increase from prior year reflected broad-based growth across most loan categories, including a $568.3 million, or 19.7%, increase in commercial loans; a $239.8 million or 25.3%, increase in residential real estate; a $179.9 million, or 131.9%, increase in lease financing; and a $66.1 million, or 14.1%, increase in real estate construction.

Table of Content
COMMITMENTS AND CONTINGENCIES

Off-balance sheet arrangements include commitments to extend credit and financial guarantees.  Loan commitments are agreements to extend credit to a client absent any violation of any condition established in the commitment agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  First Financial had outstanding commitments to extend credit, including overdraft lending lines, totaling $4.5 billion at September 30, 2023 and $4.4 billion at December 31, 2022. As of September 30, 2023, commitments with a fixed interest rate totaled $111.5 million while commitments with variable interest rates totaled $4.4 billion. At December 31, 2022, commitments with a fixed interest rate totaled $126.3 million while commitments with variable interest rates totaled $4.2 billion. The fixed rate commitments have interest rates ranging from 0% to 21% and maturities ranging from less than 1 year to 31.1 years at September 30, 2023 and maturities ranging from less than one year to 31.6 years for December 31, 2022.

Letters of credit are conditional commitments issued by First Financial to guarantee the performance of a client to a third party.  First Financial’s letters of credit consist primarily of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services.  First Financial has issued letters of credit aggregating $32.4 million and $31.5 million at September 30, 2023 and December 31, 2022, respectively. Management conducts regular reviews of these instruments on an individual client basis.

First Financial is a party in risk participation transactions of interest rate swaps, which had total notional amount of $318.1 million and $379.3 million at September 30, 2023 and December 31, 2022, respectively. Under a risk participation agreement, the Company either assumes or sells a portion of the credit exposure associated with an interest rate swap with a counterparty. The Company's exposure is limited to instances where the loan customer defaults on its obligation to perform under the interest rate swap agreement.

First Financial is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved qualified affordable housing, renewable energy, or other renovation or community revitalization projects. These investments are included in accrued interest and other assets in the Consolidated Balance Sheets, with any unfunded commitments included in accrued interest and other liabilities in the Consolidated Balance Sheets. As of September 30, 2023, First Financial expects to recover its remaining investments through the use of the tax credits that are generated by the investments. First Financial had unfunded commitments related to tax credit investments of $101.9 million and $84.3 million at September 30, 2023 and December 31, 2022, respectively.

Additionally, as part of the ordinary course of business, First Financial and its subsidiaries are parties to litigation, including claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral, foreclosure interests that are incidental to our regular business activities and other matters. While the ultimate liability with respect to these litigation matters and claims cannot be determined at this time, First Financial believes that damages, if any, and other amounts relating to pending matters are not probable or cannot be reasonably estimated as of September 30, 2023. Reserves are established for these various matters of litigation, when appropriate, under FASB ASC Topic 450, Contingencies, based in part upon the advice of legal counsel. First Financial had no reserves related to litigation matters as of September 30, 2023 and December 31, 2022.

ASSET QUALITY AND ALLOWANCE FOR CREDIT LOSSES

Loans are classified as nonaccrual when, in the opinion of management, collection of principal or interest is doubtful or when principal or interest payments are 90 days or more past due. Generally, loans are classified as nonaccrual due to a borrower's continued failure to adhere to contractual payment terms, coupled with other pertinent factors. When a loan is placed into nonaccrual status, any unpaid accrued interest is reversed and the recognition of interest income is suspended.

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

Nonaccrual loans were $74.9 million, or 0.70% of total loans, as of September 30, 2023, reflecting a $46.3 million, or 161.8%, increase from $28.6 million as of December 31, 2022. The increase in nonaccrual loans was primarily due to the downgrade of two large commercial real estate relationships and one large C&I relationship during the period. Nonperforming assets were $75.1 million, or 0.44% of total assets, at September 30, 2023 compared to $39.8 million, or 0.23% of total assets, at December 31, 2022.

Table of Content

Classified assets, which are defined by the Company as nonperforming assets plus performing loans internally rated substandard or worse, totaled $140.6 million as of September 30, 2023 compared to $128.1 million at December 31, 2022. Classified assets were 82 bps as a percentage of total assets at September 30, 2023, compared to 75 bps as of December 31, 2022. Similar to the increase in nonaccrual loans, the increase in classified assets during the period was primarily due to the downgrade of two large commercial real estate relationships and one large C&I relationship during the period, partially offset by payoffs of one large C&I relationship and one large CRE relationship.

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

The Company utilized the Moody's September baseline forecast as its R&S forecast in the quantitative model at September 30, 2023. For reasonableness, the Company also considered the impact to the model from alternative, more adverse economic forecasts, slower prepayment speeds and increased default rates. These alternative analyses were utilized to inform the Company's qualitative adjustments. Additionally, First Financial considered its credit exposure to certain industries believed to be at risk for future credit stress, such as franchise, hotel and investor commercial real estate lending, when making qualitative adjustments to the ACL model.

The total ACL, which includes both funded and unfunded reserves, was $162.2 million at September 30, 2023 and $151.4 million as of December 31, 2022.

ACL - loans and leases. The ACL on loans and leases was $145.2 million as of September 30, 2023 and $133.0 million as of December 31, 2022. As a percentage of period-end loans, the ACL was 1.36% as of September 30, 2023 and 1.29% as of December 31, 2022. The increase in the ACL was driven by slower prepayment speeds, which effectively increased the duration of the loan portfolio, as well as loan growth and changes in economic forecasts.

In the third quarter of 2023, the Company recorded net charge-offs of $16.4 million, or 61 bp of average loans and leases on an annualized basis, compared to net charge-offs of $5.7 million, or 22 bps, for the second quarter of 2023. The elevated charge-offs in the third quarter included a $6.9 million loss on a single C&I loan whose business model was impacted by Covid, while another $6.1 million in charge-offs were incurred as the result of a $32 million loan sale consummated in an attempt manage portfolio risk. Through the first nine months of 2023, the Company recorded net charge-offs of $22.0 million, or 28 bp on an annualized basis compared to net charge-offs of $5.9 million, or 8 bps, for the same period of 2022.

The ACL as a percentage of nonaccrual loans was 193.8% at September 30, 2023 and 464.6% at December 31, 2022. The decrease in this ratio was primarily driven by a $46.3 million, or 161.8%, increase in nonaccrual loans during the period outpacing the increase in the reserve. The ACL as a percentage of nonperforming loans was 193.8% as of September 30, 2023 and 335.9% as of December 31, 2022. The decrease in this ratio was driven by the increase in nonaccrual loans, as well as the accounting change regarding FDMs.

Provision expense is a product of the Company's ACL model combined with net charge-off activity during the period. During the third quarter of 2023, the Company recorded $12.9 million of provision expense for loans and leases compared to provision expense of $12.7 million during the second quarter of 2023. The third quarter increase in provision expense was driven by

Table of Content
higher net chargeoffs. Through the first nine months of 2023, the Company recorded a provision expense of $34.3 million compared to a provision recapture of $2.0 million for the same period of 2022.

ACL - unfunded commitments. The ACL on unfunded commitments was $17.0 million as of September 30, 2023 and $18.4 million as of December 31, 2022. First Financial recorded $1.2 million of provision recapture for credit losses on unfunded commitments for the three months ended September 30, 2023, compared to $2.0 million of recapture in the second quarter 2023. Through the first nine months of 2023, the Company recorded provision recapture of $1.4 million compared to provision expense of $3.6 million for the same period of 2022.
See Note 5 – Allowance for Credit Losses in the Notes to Consolidated Financial Statements for further discussion of First Financial's ACL.

The table that follows includes the activity in the ACL for the quarterly periods presented.

	Three months ended					Nine months ended
	2023			2022		September 30,
(Dollars in thousands)	Sep. 30,	June 30,	Mar. 31,	Dec. 31,	Sep. 30,	2023	2022
Allowance for credit loss activity
Balance at beginning of period	$148,646	$141,591	$132,977	$124,096	$117,885	$132,977	$131,992
Provision for loan losses	12,907	12,719	8,644	8,689	7,898	34,270	(1,958)
Gross charge-offs
Commercial and industrial	9,207	2,372	730	334	1,947	12,309	5,565
Lease financing	76	90	13	0	13	179	152
Construction real estate	0	0	0	0	0	0	0
Commercial real estate	6,008	2,648	66	245	3	8,722	3,422
Residential real estate	10	20	0	79	119	30	145
Home equity	54	21	91	72	45	166	88
Installment	1,349	1,515	1,524	717	294	4,388	832
Credit card	319	274	217	212	237	810	695
Total gross charge-offs	17,023	6,940	2,641	1,659	2,658	26,604	10,899
Recoveries
Commercial and industrial	335	631	109	293	90	1,075	646
Lease financing	1	1	1	0	13	3	49
Construction real estate	0	0	0	0	0	0	0
Commercial real estate	39	153	2,238	1,327	561	2,430	2,977
Residential real estate	44	113	66	15	35	223	159
Home equity	125	232	80	88	185	437	810
Installment	87	90	54	68	29	231	97
Credit card	40	56	63	60	58	159	223
Total recoveries	671	1,276	2,611	1,851	971	4,558	4,961
Total net charge-offs	16,352	5,664	30	(192)	1,687	22,046	5,938
Ending allowance for credit losses	$145,201	$148,646	$141,591	$132,977	$124,096	$145,201	$124,096

Net charge-offs to average loans and leases (annualized)
Commercial and industrial	1.02%	0.20%	0.07%	0.01%	0.24%	0.43%	0.23%
Lease financing	0.08%	0.11%	0.02%	0.00%	0.00%	0.07%	0.10%
Construction real estate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Commercial real estate	0.59%	0.25%	(0.22)%	(0.11)%	(0.06)%	0.21%	0.01%
Residential real estate	(0.01)%	(0.03)%	(0.02)%	0.02%	0.03%	(0.02)%	0.00%
Home equity	(0.04)%	(0.12)%	0.01%	(0.01)%	(0.08)%	(0.05)%	(0.13)%
Installment	3.05%	3.32%	2.89%	1.24%	0.64%	3.08%	0.69%
Credit card	1.82%	1.47%	1.12%	1.07%	1.29%	1.48%	1.16%

Table of Content

	Three months ended					Nine months ended
	2023			2022		September 30,
(Dollars in thousands)	Sep. 30,	June 30,	Mar. 31,	Dec. 31,	Sep. 30,	2023	2022
Total net charge-offs	0.61%	0.22%	0.00%	(0.01)%	0.07%	0.28%	0.08%

Nonperforming assets
Nonaccrual loans (1)	$74,941	$53,721	$34,580	$28,623	$36,327	$74,941	$36,327
Accruing troubled debt restructurings (2)	N/A	N/A	N/A	10,960	11,022	N/A	11,022
Total nonperforming loans(2)	74,941	53,721	34,580	39,583	47,349	74,941	47,349
Other real estate owned	142	281	191	191	22	142	22
Total nonperforming assets (2)	75,083	54,002	34,771	39,774	47,371	75,083	47,371
Accruing loans past due 90 days or more	698	873	159	857	139	698	139
Total underperforming assets (2)	$75,781	$54,875	$34,930	$40,631	$47,510	$75,781	$47,510
Total classified assets (2)	$140,552	$138,909	$158,984	$128,137	$114,956	$140,552	$114,956

Credit quality ratios
As a percent of period-end loans, net of unearned income:
Allowance for credit losses	1.36%	1.41%	1.36%	1.29%	1.27%	1.36%	1.27%
Nonaccrual loans	0.70%	0.51%	0.33%	0.28%	0.37%	0.70%	0.37%
Nonperforming loans	0.70%	0.51%	0.33%	0.38%	0.48%	0.70%	0.48%
Allowance for credit losses to nonaccrual loans	193.75%	276.70%	409.46%	464.58%	341.61%	193.75%	341.61%
Allowance for credit losses to nonperforming loans	193.75%	276.70%	409.46%	335.94%	262.09%	193.75%	262.09%
(1) Nonaccrual loans include nonaccrual TDRs of $10.0 million and $12.8 million as of December 31, 2022 and September 30, 2022, respectively.
(2) Upon adoption of ASU 2022-02 as of January 1, 2023, the TDR model was eliminated. FDMs are excluded from nonperforming and classified asset balances,

DEPOSITS AND FUNDING

Total deposits were $12.9 billion as of September 30, 2023, an increase of $214.4 million, or 1.7%, from December 31, 2022. With the rise in interest rates, the Company's deposit mix has shifted to higher cost interest bearing deposit balances, with lower transaction deposit balances. As such, time deposits increased $872.2 million, or 51.3%, while savings deposits increased $195.3 million, or 5.1%. Noninterest bearing deposits decreased $696.6 million, or 16.8%, while interest bearing demand deposits decreased $156.5 million, or 5.2%, during the period.

Average deposits for the third quarter of 2023 were $12.8 billion, an increase of $73.3 million, or 0.6%, from $12.7 billion for the second quarter of 2023. Similar to the year to date discussion, the third quarter reflected further customer migration from noninterest bearing accounts into retail CD and money market accounts. As such, average savings deposits increased $169.7 million, or 4.5%, from the linked quarter; average time deposits increased $53.1 million, or 2.2%, increase; and interest bearing demand deposits increased $20.6 million, or 0.7%. These increases were partially offset by a $170.1 million, or 4.6%, decrease in average noninterest bearing deposits during the quarter.

Through the first nine months of 2023, average deposits increased $208.2 million, or 1.7%, when compared to the same period of 2022.

Uninsured deposit balances were $5.3 billion, or 40.7% of total deposits, as of September 30, 2023. The Company reviews uninsured deposits for concentration risk, and typically evaluates this risk by excluding public funds and intercompany deposits to arrive at an adjusted uninsured deposit amount. As such, excluding public funds and intercompany accounts, adjusted uninsured deposits were $3.0 billion, or 23.3% of total deposits, at the end of the third quarter.

First Financial maintains diverse funding sources, including Fed Funds, the Fed discount window, brokered CDs, FHLB borrowings and deposit placement services. The Company believes its funding capacity provides sufficient flexibility to respond to any event that would stress its deposit balances.

Table of Content

Borrowed funds were $1.3 billion as of September 30, 2023 compared to $1.6 billion at December 31, 2022. Borrowings declined due to increases in deposits outpacing modest loan growth. First Financial had short-term borrowings of $1.0 billion and $1.3 billion as of September 30, 2023 and December 31, 2022, respectively. Short-term borrowings with the FHLB were $0.8 billion at September 30, 2023 and $1.1 billion at December 31, 2022. There were no federal funds purchased included in short-term borrowings at September 30, 2023 or December 31, 2022.

Long-term debt, which may include subordinated notes, FRB/FHLB long-term advances or other borrowings, was $340.9 million and $346.7 million at September 30, 2023 and December 31, 2022, respectively. Outstanding subordinated debt totaled $312.3 million as of September 30, 2023 and $311.7 million as of December 31, 2022.

First Financial had no FHLB long-term advances at September 30, 2023 or December 31, 2022. First Financial's total remaining borrowing capacity from the FHLB was $723.2 million as of September 30, 2023.

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

Both First Financial and the Bank received investment grade credit ratings from Kroll Bond Rating Agency, Inc, an independent rating agency. These credit ratings impact the cost and availability of financing to First Financial, and a downgrade to these credit ratings could affect First Financial's or the Bank’s ability to access the credit markets and potentially increase borrowing costs, negatively impacting financial condition and liquidity. Key factors in maintaining high credit ratings include consistent and diverse earnings, strong credit quality and capital ratios, diverse funding sources and disciplined liquidity monitoring procedures. The ratings of First Financial and the Bank at September 30, 2023 were as follows:

	First Financial Bancorp	First Financial Bank
Senior Unsecured Debt	BBB+	A-
Subordinated Debt	BBB	BBB+
Short-Term Debt	K2	K2
Deposit	N/A	A-
Short-Term Deposit	N/A	K2

For ease of borrowing execution, First Financial utilizes a blanket collateral agreement with the FHLB. First Financial pledged $6.2 billion of certain eligible residential, commercial and farm real estate loans, home equity lines of credit and government, agency, and CMBS securities as collateral for borrowings from the FHLB as of September 30, 2023.

First Financial's principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. AFS securities were 97.4% and 97.6% of the total investment portfolio as of September 30, 2023 and December 31, 2022, respectively. The market value of investment securities classified as AFS totaled $3.0 billion and $3.4 billion at September 30, 2023 and December 31, 2022, respectively.  As of September 30, 2023, $1.6 billion of AFS securities were unpledged and there were $53.8 million of securities available to be sold at breakeven. Additionally, $624.4 million of AFS securities have floating rates and could be sold with minimal losses at September 30, 2023.

HTM securities that are maturing within a short period of time can be an additional source of liquidity. As of both September 30, 2023 and December 31, 2022, the Company had no HTM securities maturing within one year.

Table of Content
In total, First Financial expects $662.5 million of cash flows from its investment portfolio in the next 12 months.

Other sources of liquidity include interest-bearing deposits with other banks. At September 30, 2023, these balances totaled $452.9 million. Additionally, First Financial had unused and available overnight wholesale funding sources of $5.2 billion, or 30.6% of total assets, to fund loan and deposit activities in addition to other general corporate requirements.

First Financial also has a $40.0 million short-term credit facility with an unaffiliated bank that matures in December, 2023. This facility has a variable interest rate and provides First Financial additional liquidity, if needed, for various corporate activities including the repurchase of First Financial common stock and the payment of dividends to shareholders. First Financial had no outstanding balance on this short-term credit facility as of September 30, 2023 and December 31, 2022. The credit agreement requires First Financial to comply with certain covenants including those related to asset quality and capital levels, and First Financial was in compliance with all covenants associated with this facility as of September 30, 2023 and December 31, 2022. This credit facility also required First Financial to pledge as collateral the Bank's common stock where the lender is granted a security interest in this collateral.

Certain restrictions exist regarding the Bank's ability to transfer funds to First Financial in the form of cash dividends, loans, other assets or advances and the approval of the Bank's primary federal regulator is required to pay dividends in excess of regulatory limitations.  Dividends paid to First Financial from the Bank totaled $120.0 million for the first nine months of 2023.  As of September 30, 2023, the Bank had retained earnings of $896.5 million, of which $226.3 million was available for distribution to the Bancorp without prior regulatory approval. As an additional source of liquidity, First Financial had $118.1 million in cash at the parent company as of September 30, 2023.

Share repurchases also impact First Financial's liquidity. For further information regarding share repurchases, see the Capital section that follows.

Capital expenditures were $18.1 million and $9.8 million for the first nine months of 2023 and 2022, respectively. Management believes that sufficient liquidity exists to fund its future capital expenditure commitments.

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

First Financial's tier 1 capital increased 77 bps to 11.94% at September 30, 2023 compared to 11.17% at December 31, 2022, while the total capital ratio increased to 13.51% at September 30, 2023 compared to 13.09% at December 31, 2022. The leverage ratio increased to 9.59% at September 30, 2023 from 8.89% at December 31, 2022. The Company’s tangible common equity ratio increased to 6.50% at September 30, 2023 from 5.95% at December 31, 2022. The 55 bp increase in the tangible common equity ratio was driven by the Company's strong earnings during the period.

As of September 30, 2023, management believes that First Financial met all capital adequacy requirements to which it was subject.  The Company's most recent regulatory notifications categorized First Financial as "well-capitalized" under the regulatory framework for prompt corrective action. There have been no conditions or events since those notifications that management believes have changed the Company's categorization. Total regulatory capital exceeded the minimum requirement by $396.1 million on a consolidated basis at September 30, 2023.

Table of Content
The following tables present the actual and required capital amounts and ratios as of September 30, 2023 and December 31, 2022 under the Basel III Capital Rules and include the minimum required capital levels based on the phase-in provisions of the Basel III Capital Rules. Capital levels required to be considered "well capitalized" are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum capital required - Basel III		PCA requirement to be considered well capitalized
(Dollars in thousands)	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
September 30, 2023
Common equity Tier 1 capital to risk-weighted assets
Consolidated	$1,527,793	11.60%	$921,940	7.00%	N/A	N/A
First Financial Bank	1,676,250	12.73%	921,499	7.00%	$855,677	6.50%

Tier 1 capital to risk-weighted assets
Consolidated	1,572,248	11.94%	1,119,499	8.50%	N/A	N/A
First Financial Bank	1,676,657	12.74%	1,118,963	8.50%	1,053,141	8.00%

Total capital to risk-weighted assets
Consolidated	1,778,993	13.51%	1,382,910	10.50%	N/A	N/A
First Financial Bank	1,718,338	13.05%	1,382,248	10.50%	1,316,426	10.00%

Leverage ratio
Consolidated	1,572,248	9.59%	655,473	4.00%	N/A	N/A
First Financial Bank	1,676,657	10.24%	655,033	4.00%	818,791	5.00%

	Actual		Minimum capital required - Basel III		PCA requirement to be considered well capitalized
(Dollars in thousands)	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
December 31, 2022
Common equity tier 1 capital to risk-weighted assets
Consolidated	$1,399,420	10.83%	$904,626	7.00%	N/A	N/A
First Financial Bank	1,581,328	12.26%	903,244	7.00%	$838,726	6.50%

Tier 1 capital to risk-weighted assets
Consolidated	1,443,698	11.17%	1,098,475	8.50%	N/A	N/A
First Financial Bank	1,581,900	12.26%	1,096,796	8.50%	1,032,278	8.00%

Total capital to risk-weighted assets
Consolidated	1,691,255	13.09%	1,356,939	10.50%	N/A	N/A
First Financial Bank	1,640,671	12.71%	1,354,865	10.50%	1,290,348	10.00%

Leverage ratio
Consolidated	1,443,698	8.89%	649,636	4.00%	N/A	N/A
First Financial Bank	1,581,900	9.76%	648,607	4.00%	810,759	5.00%

Shareholder dividends. First Financial paid a dividend of $0.23 per common share on September 15, 2023 to shareholders of record as of September 1, 2023. Additionally, First Financial's board of directors authorized a dividend of $0.23 per common share, payable on December 15, 2023 to shareholders of record as of December 1, 2023.

Table of Content
Share repurchases. Effective January 2022, First Financial's board of directors approved a stock repurchase plan (the 2022 Stock Repurchase Plan), replacing the 2020 Repurchase Plan which became effective in January 2021. The 2022 Stock Repurchase Plan continues for two years and authorized the purchase of up to 5,000,000 shares of the Company's common stock and will expire in December 2023. First Financial did not repurchase any shares under this plan in 2022 or through three quarters in 2023. Therefore, at September 30, 2023, all 5,000,000 common shares remained available for repurchase under the 2022 Stock Repurchase Plan.

Shareholders' equity. Total shareholders’ equity was $2.1 billion at September 30, 2023 and $2.0 billion at December 31, 2022.

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

Non-maturity deposit modeling is particularly dependent on the assumption for repricing sensitivity known as a beta. Beta is the amount by which First Financial’s interest bearing non-maturity deposit rates will increase when short-term interest rates

Table of Content
rise. The Company utilized a weighted average deposit beta of 40% in its interest rate risk modeling as of September 30, 2023. First Financial also includes an assumption for the migration of non-maturity deposit balances into CDs for all upward rate scenarios beginning with the +100 bps scenario, thereby increasing deposit costs and reducing asset sensitivity.

Presented below is the estimated impact on First Financial’s NII and EVE position as of September 30, 2023, assuming immediate, parallel shifts in interest rates:

	% Change from base case for immediate parallel changes in rates
	-100 bps	+100 bps	+200 bps
NII-Year 1	(6.50)%	3.72%	6.07%
NII-Year 2	(5.98)%	3.17%	4.70%
EVE	(1.63)%	1.14%	2.38%

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

First Financial continually evaluates the sensitivity of its interest rate risk position to modeling assumptions. The following table reflects First Financial’s estimated NII sensitivity profile as of September 30, 2023 assuming a 25% increase and a 25% reduction to the beta assumption on managed rate deposits:

	Beta sensitivity (% change from base)
	+100 BP		+200 BP
	Beta 25% lower	Beta 25% higher	Beta 25% lower	Beta 25% higher
NII-Year 1	4.65%	2.78%	6.97%	5.17%
NII-Year 2	4.15%	2.19%	5.64%	3.75%

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

The bank has continued to update liquidity risk management processes, such as refining the contingency funding plan, proactively meeting frequently, securing additional contingent borrowing capacity, and developing additional ad hoc liquidity reporting to monitor funding inflows and outflows. Management closely monitors overall loan and deposit trends as the broader macroeconomic environment responds to changing monetary policy. For further discussion of the Company's liquidity, please see the Liquidity section within Management's Discussion and Analysis.

Table of Content
CRITICAL ACCOUNTING POLICIES

First Financial’s Consolidated Financial Statements are prepared based on the application of the Company's accounting policies.  These policies require the reliance on estimates and assumptions which are inherently subjective and may be susceptible to significant change.  Changes in underlying factors, assumptions or estimates could have a material impact on First Financial’s future financial condition and results of operations. In management’s opinion, certain accounting policies have a more significant impact than others on First Financial’s financial reporting.  For First Financial, these policies currently include accounting for the ACL - loans and leases, goodwill, pension and income taxes.  These accounting policies are discussed in detail in the Critical Accounting Policies section of Management’s Discussion and Analysis in First Financial’s 2022 Annual Report.  There were no changes to the accounting policies for the ACL, goodwill, pension or income taxes during the three or nine months ended September 30, 2023.

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

Item 5.    Other Information.

During the three months ended September 30, 2023, none of the Company's officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

FIRST FINANCIAL BANCORP.
(Registrant)

/s/ James M. Anderson		/s/ Scott T. Crawley
James M. Anderson		Scott T. Crawley
Executive Vice President and Chief Financial Officer		Senior Vice President and Controller
(Principal Accounting Officer)

Date	11/3/2023	Date	11/3/2023