Form 10-K
period 2023-12-31
FIRST FINANCIAL BANCORP /OH/
filed 2024-02-22
CIK 708955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
☐ Yes    ☒  No
The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the sales price of the last trade of such stock as of June 30, 2023, was $1,905,507,000.  (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)
As of February 21, 2024, there were issued and outstanding 95,074,325 common shares of the registrant.

Documents Incorporated by Reference:
Portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2023 (Exhibit 13) are incorporated by reference into Parts I, II and III. Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 28, 2024 are incorporated by reference into Part III.

FORM 10-K CROSS REFERENCE INDEX

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K and the documents incorporated by reference that are not statements of historical fact, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, the statements specifically identified as forward-looking statements within this Annual Report on Form 10-K. In addition, certain statements in future filings by us with the SEC, in press releases, and in oral and written statements made by or with our approval, which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include: (i) projections of income or expense, earnings per share, the payment or non-payment of dividends, capital structure and other financial items; (ii) statements of our plans and objectives of our management or Board of Directors, including those relating to products or services or potential acquisition activity; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” "likely," “expected,” "estimated," “intends,” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

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

Forward-looking statements involve risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including those factors and events identified (i) in "Item 1A. Risk Factors" of this Annual Report on Form 10-K and (ii) in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of First Financial's 2023 Annual Report to Shareholders (included within Exhibit 13 to this Annual Report on Form 10-K and incorporated by reference into Item 7 of this Annual Report on Form 10-K).

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

Home equity lines of credit consist mainly of revolving lines of credit secured by residential real estate.  Home equity lines of credit are generally governed by the same lending policies and subject to the same credit risk mitigants as described previously for residential real estate loans.

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

Information regarding statistical disclosure required by the Securities and Exchange Commission’s Industry Guide 3 is included in "Table 4 - Statistical Information" of First Financial's 2023 Annual Report to Shareholders for the year ended December 31, 2023, and is incorporated herein by reference.

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

Human Capital

As of December 31, 2023, First Financial had approximately 2,165 employees located primarily in the states of Ohio, Indiana, Kentucky, and Illinois.

Employee Wellbeing. A key component of the Company’s strategic intent is “Investing in our People.” The company firmly believes that wellbeing is directly linked to engagement and engagement is a key pillar to the overall success. First Financial invests in employees and their families through various programs. One such program is the “Wellbeing Program,” designed to support employees and their families in a holistic way, focusing on the five core areas of wellbeing: physical, financial, social, community and purpose. The program provides employees with incentives (such as health savings account contributions, paid time off and reimbursements) in exchange for voluntary participation in a range of activities, including an annual physical, health-risk assessment, webinar participation and enrollment in Company sponsored fitness activities. In 2023, 57% of eligible employees qualified for benefits under the Wellbeing Program. Additionally, First Financial partners with an independent primary care clinic that offers no or low cost preventive and routine care to associates and families.

Compensation and Benefits. First Financial offers employees competitive short-term and long-term compensation, a comprehensive set of benefits including health, dental and vision insurance, free or low-cost access to an independent provider of primary care clinics, life and disability programs, parental leave, product discounts and various expense reimbursement programs. First Financial also provides all eligible employees with a 5% annual allocation to the First Financial Pension Plan of eligible annual pay. The pension allocation is 100% company-paid, fully-vested and portable. The Bank regularly reviews it’s total rewards practices to ensure compensation is equitable, taking into consideration such factors as experience, education, performance and market data.

Employee Engagement. First Financial launched its engagement strategy in 2020, partnering with a third party to create a culture of highly engaged employees by measuring employee engagement, providing manager training and coaching and developing action plans to deepen engagement. In July 2023 First Financial launched its fourth all-associate engagement survey. The results were positive and confirmed that engagement is strongly woven into the culture. The Bank sets clear expectations of managers for high-levels of accountability and to foster engagement principles. This focus drives the Company's success in improved client relations and outcomes. The engagement strategy includes coaching and training, intentional action plans, sharing success stories, and highlighting engagement champions. The 2023 survey results showed a marked increase in engagement from the survey conducted in 2022. As in prior years, teams throughout the Bank continue to engage in team huddles, manager and team training, town halls, mentoring, career and leadership development programs, and updated action plans to continue to drive engagement across the company. In 2023, we hosted monthly virtual town hall meetings for all associates, sharing business updates, opening the lines of communications and answering associate questions. In conjunction with senior management and town hall meetings, additional pulse surveys were completed which provided insight into our associates’ needs, shaping future engagement strategies.

Diversity, Equity and Inclusion. First Financial prioritizes diversity, equity and inclusion (DEI) as an employer, a financial institution and as a member of the communities in which we operate. The DEI Committee of the Board provides guidance and oversight to First Financial’s executive committee, the Diversity, Equity and Inclusion team, and the First Financial Diversity Council, which is comprised of 10 associates from across our footprint. First Financial supports eight associate-led Business Resource Groups (BRGs) designed to facilitate networking and leadership development. BRGs meet regularly throughout the year and host a variety of in person and virtual engagement opportunities. First Financial continues to develop our DEI strategy, which includes goals and action plans designed to increase associate and management diversity.

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

Federal Reserve System

The Federal Reserve Board requires all depository institutions to maintain reserves at specified levels against their transaction accounts, primarily checking accounts. In response to the COVID-19 pandemic, the Federal Reserve Board reduced reserve requirement ratios to 0% effective on March 26, 2020, to support lending to households and businesses. The reserve requirement ratio remained at 0% as of December 31, 2023.

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

In accordance with the Basel III Capital Rules, in order to be “well-capitalized” under the prompt corrective action guidelines, a bank must have a common equity tier 1 capital ratio of at least 6.5%, a total risk-based capital ratio of at least 10.0%, a tier 1 risk-based capital ratio of at least 8.0% and a leverage ratio of at least 5.0%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level or any capital measure. At December 31, 2023, the Bank met the capital ratio requirements to be deemed “well-capitalized.”

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

The Bank may not pay dividends out of its surplus if, after paying these dividends, it would fail to meet the required minimum capital levels established by the Federal Reserve Board. The amount of dividends payable by the Bank is also restricted if the Bank does not hold a capital conservation buffer as described above. In addition, the Bank must have the approval of the Federal Reserve Board and the ODFI if a dividend in any year would cause the total dividends for that year to exceed the sum of the Bank’s net income for the current year and the retained earnings for the preceding two years, less required transfers to surplus or to fund the retirement of preferred stock. Under Ohio law, the Bank may pay a dividend from surplus only with the approval of First Financial (as the sole shareholder of the Bank) and the approval of the ODFI. Payment of dividends by the Bank may be restricted at any time at the discretion of its regulatory authorities, if such regulatory authorities deem such dividends to constitute unsafe and/or unsound banking practices or if necessary to maintain adequate capital.

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

In the semiannual update for the restoration plan in June 2022, the FDIC projected that the DRR was at risk of not reaching the statutory minimum of 1.35% by September 30, 2028, the statutory deadline to restore the DRR. Based on this update, the FDIC Board approved an amended restoration plan, and concurrently proposed an increase in initial base deposit insurance assessment rate schedules uniformly by two basis points, applicable to all insured depository institutions. In October 2022, the FDIC Board finalized the increase with an effective date of January 1, 2023, applicable to the first quarterly assessment period of 2023. The revised assessment rate schedules are intended to increase the likelihood that the DRR reaches the statutory minimum level of 1.35% by September 30, 2028. In the FDIC’s most recent semiannual update for the amended restoration plan in November 2023, the FDIC noted that increased loss provisions associated with the failures of Silicon Valley Bank, Signature Bank and First Republic Bank in 2023 that reduced the DIF balance, coupled with strong growth in insured deposits, resulted in the reserve ratio declining 15 basis points from 1.25% as of December 31, 2022 to 1.10% as of June 30, 2023. Despite the decline in the reserve ratio, the FDIC staff projected that the reserve ratio remains on track to reach the statutory minimum of 1.35% ahead of the deadline of September 30, 2028. As a result, the FDIC staff recommended no changes to the amended restoration Plan and all scheduled assessment rates were maintained.

On November 16, 2023, the FDIC adopted a final rule implementing a special assessment to recover the loss to the DIF arising from the protection of uninsured depositors following the failures of Silicon Valley Bank and Signature Bank. The assessment base for the special assessment is equal to an insured depository institution’s estimated uninsured deposits reported for the quarter ended December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits. The FDIC will collect the special assessment at an annual rate of approximately 13.4 basis points, over eight quarterly assessment periods, beginning with the first quarter of 2024. For the quarter ended December 31, 2022, the Bank reported $5.3 billion in uninsured deposits and recorded a $0.9 million expense in the fourth quarter of 2023 reflecting the full assessment.

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

On July 22, 2020, the CFPB issued a final small dollar loan rule related to payday, vehicle title and certain high cost installment loans (the Small Dollar Rule) that modified a former rule that was issued in November 2013. Lenders were required to comply with the Small Dollar Rule by June 13, 2022. Specifically, the Small Dollar Rule revokes provisions contained in the 2013 rule that: (i) provide that it is an unfair and abusive practice for a lender to make a covered short-term or longer-term balloon-payment loan, including payday and vehicle title loans, without reasonably determining that consumers have the ability to repay those loans according to their terms; (ii) prescribe mandatory underwriting requirements for making the ability-to-repay determination; (iii) exempt certain loans from mandatory underwriting requirements; and (iv) establish related definitions, reporting, and recordkeeping requirements. However, due to continuing appellate litigation regarding the constitutionality of the CPFB’s funding structure, which stems, in part, from legal challenges to the Small Dollar Rule, the effective date for nationwide compliance with the Final Small Dollar Rule remains uncertain at this time.

Separately, the federal bank regulatory agencies issued interagency guidance on May 20, 2020, to encourage banks, savings associations, and credit unions to offer responsible small-dollar loans to customers for consumer and small business purposes. The Small Dollar Rule did not have a material effect on First Financial’s financial condition or results of operations on a consolidated basis in 2022 or 2023.

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

On October 24, 2023, the federal banking agencies, including the Federal Reserve Board, issued a final rule designed to strengthen and modernize the regulations implementing the CRA. The changes are designed to encourage banks to expand access to credit, investment and banking services in low- and moderate-income communities, adapt to changes in the banking industry, including mobile and internet banking, provide greater clarity and consistency in the application of the CRA regulations and tailor CRA evaluations and data collection to bank size and type. The applicability date for the majority of the changes to the CRA regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027. First Financial cannot predict the impact the changes to the CRA will have on its operations at this time.

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

Incentive Compensation

Following the adoption of additional listing requirements in 2023 to comply with the Dodd-Frank Act and rules adopted by the SEC in October 2022, public companies are now required to adopt, implement and disclose a "clawback" policy for incentive compensation payments that allows recovery of incentive compensation that was paid on the basis of erroneous financial information necessitating an accounting restatement due to material noncompliance with financial reporting requirements. This clawback policy is intended to apply to compensation paid within the three completed fiscal years immediately preceding the date the issuer is required to prepare a restatement and would cover all executives (including former executives) who received incentive awards. First Financial has adopted and implemented a clawback policy, which is included as Exhibit 97 to this Report.

Transactions with Affiliates; Insider Loans

Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Board Regulation W generally:

•limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10.0% of the bank's capital stock and surplus;

•limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with all affiliates to an amount equal to 20.0% of the bank's capital stock and surplus; and

•require that all such transactions be on terms substantially the same, or at least as favorable to the bank or subsidiary, as those provided to a non-affiliate.

An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. The term “covered transaction” includes the making of loans to the affiliate, the purchase of assets from the affiliate, the issuance of a guarantee on behalf of the affiliate, the purchase of securities issued by the affiliate and other similar types of transactions.

A bank’s authority to extend credit to executive officers, directors and greater than 10.0% shareholders, as well as entities such persons control, is subject to Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated thereunder by the Federal Reserve Board. Among other things, these loans must be made on terms (including interest rates charged and collateral required) substantially similar to those offered to unaffiliated individuals or be made as part of a benefit or compensation program on terms widely available to employees and must not involve a greater than normal risk of repayment. In addition, the amount of loans a bank may make to these persons is based, in part, on the bank’s capital position, and specified approval procedures must be followed in making loans which exceed specified amounts.

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

On July 26, 2023, the SEC adopted final rules that require public companies to promptly disclose material cybersecurity incidents in a Current Report on Form 8-K and detailed information regarding their cybersecurity risk management, strategy, and governance on an annual basis in an Annual Report on Form 10-K. Companies are required to report on Form 8-K any cybersecurity incident they determine to be material within four business days of making that determination. See “ITEM 1C CYBERSECURITY” of Part 1 of this Report. These SEC rules, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal banking law and regulations.

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

First Financial’s success depends, in part, on economic and political conditions, local and national, as well as governmental fiscal and monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy and other factors beyond First Financial’s control may affect its deposit levels and composition, demand for loans, the ability of borrowers to repay their loans and the value of the collateral securing the loans it makes. Economic turmoil in different regions of the world, as well as military conflicts such as those currently ongoing in Ukraine and the Middle East, affect the economy and stock prices in the United States, which can affect First Financial’s earnings and capital and the ability of its customers to repay loans.

If the strength of the United States economy in general and the strength of the local economies in which we conduct operations decline, this could result in, among other things, a deterioration of credit quality or a reduced demand for credit, including a resultant effect on our loan portfolio and allowance for credit losses. While the Federal Reserve slowed the pace of interest rate hikes earlier in 2023, it may remain open to increasing rates further should inflation dynamics remain unfavorable. This scenario of higher short-term interest rates for a longer period than currently anticipated by market participants (“higher for longer”), along with other factors, could also result in higher delinquencies and greater charge-offs in future periods, which could materially affect our financial condition and results of operations.

There is no assurance that our non-impaired loans will not become impaired or that our impaired loans will not suffer further deterioration in value. A slowing labor market, declining savings, higher interest rates, and sticky inflation could cause financial stress to consumers and slacken consumption. The fluctuations in national, regional and local economic conditions, including those related to local residential, commercial real estate and construction markets, may result in increased charge-offs and, consequently, reduce our net income. These fluctuations are not predictable, cannot be controlled and may have a material impact on our operations and financial condition even if other favorable events occur.

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

In addition to the general impact of the economy, changes in interest rates or in valuations in the debt, equity, or currency markets could directly impact us in one or more of the following ways:

•the yield on earning assets and rates paid on interest bearing liabilities may change in disproportionate ways;
•the value of certain balance sheet and off-balance sheet financial instruments or the value of equity investments that we hold could decline;
•the value of assets for which we provide processing services could decline;
•the bank's profitability may decline due to negative impacts of increased market volatility;
•insured and/or uninsured depositors may seek alternative investments, making the bank more reliant on alternative, more expensive funding sources;
•the demand for loans and refinancings may decline, which could negatively impact income related to loan originations; or
•to the extent we access capital markets to raise funds to support our business, such changes could affect the cost of such funds or the ability to raise such funds.

Although we have implemented procedures we believe will reduce the potential effects of changes in interest rates on our results of operations, these procedures may not always be successful. In addition, any substantial or prolonged change in market interest rates could affect our financial condition, results of operations and liquidity. During 2023, the target fed funds rate increased by 100 basis points. Because the First Financial balance sheet is asset sensitive, these interest rate increases resulted in $108.6 million of incremental net income in 2023.

Our loan portfolio consists of a significant number of loans secured by real estate and other assets, the value of which can be affected by market conditions.

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Many of our loans are secured by real estate (both residential and commercial) within our market area. A major change in the real estate market, such as deterioration in the value of collateral, or in the local or national economy, could affect our customers' ability to pay these loans, which in turn could impact our results of operations and financial condition. Additionally, increases in unemployment also may affect the ability of certain clients to repay loans and the financial results of commercial clients in localities with higher unemployment, may result in loan defaults and foreclosures and may impair the value of our collateral. This is especially relevant in light of the sustained inflation and rising interest rates experienced in 2023. Loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by monitoring carefully our extensions of credit. Additionally, a concentration of natural disasters or a significant disruption in the insurance market could impact the risk relating to our insurance lending business. We cannot fully eliminate credit risk, and as a result, credit losses may increase in the future.

Weakness in the secondary market for residential mortgage loans could affect us.

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

In deciding whether to extend credit or enter into other transactions with clients and counterparties, we may rely on information furnished by or on behalf of clients and counterparties, including financial statements and other financial information. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. Nonetheless, in the near-term, high interest rates along with rising costs, particularly robust wage growth, are expected to weigh on firms’ profit margins. Likewise, the resumption of federal student loan payments in October 2023 and the discontinuation of other government support programs pose uncertainty regarding the potential impacts on some borrowers’ ability to pay. Although we regularly review our credit exposure to specific clients and counterparties and to specific industries that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to detect, such as fraud. Moreover, such circumstances, including fraud, may become more likely to occur or be detected in periods of general economic uncertainty. We may also fail to receive full information with respect to the risks of a counterparty. In addition, in cases where we have extended credit against collateral, we may find that we are under-secured, for example, as a result of sudden declines in market values that reduce the value of collateral or due to fraud with respect to such collateral. If such events or circumstances were to occur, it could result in a potential loss of revenue and have an effect on our business, results of operations and financial condition.

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

In addition, bank regulators periodically review our allowance for credit losses and may require us to increase our provision for credit losses or recognize further loan charge-offs. The accounting guidance requires banks to record, at the time of origination, credit losses expected throughout the life of the asset on loans, leases and held-to-maturity debt securities, as opposed to the previous practice of recording losses when it was probable that a loss event had occurred. Under the CECL model, we are required to use historical information, current conditions and reasonable and supportable forecasts to estimate the expected credit losses. If the methodologies and assumptions we use in the CECL model prove to be incorrect, or inadequate, the allowance for credit losses may not be sufficient, resulting in the need for additional allowance for credit losses to be established, which could have a material adverse impact on our financial condition and results of operations. We adopted the CECL accounting guidance in 2020 and recognized a one-time cumulative effect adjustment to our allowance for credit losses and retained earnings as of January 1, 2020. Concurrent with the enactment of the CARES Act, federal bank regulatory agencies issued an interim final rule that delayed the estimated impact on regulatory capital resulting from the adoption of CECL. The interim final rule provided banking organizations that implemented CECL prior to the end of 2020 the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay.

We adopted CECL in the first quarter of 2020, including the regulatory phase-in. As a result of CECL, our financial results may be negatively affected as soon as weak or deteriorating economic conditions are forecasted and alter our expectations for credit losses. In 2021, we were able to recapture previous provision expense of $19.0 million as the credit conditions related to COVID-19 were not as significant as originally anticipated. In 2022, we recorded $6.7 million of provision expense as our loan portfolio grew and the overall duration of the portfolio extended due to rising interest rates. In 2023, we recorded $43.1 million of provision expense as our loan portfolio grew, net charge-offs increased and the overall duration of the portfolio extended due to rising interest rates and slower loan prepayments. Depending upon future circumstances, as well as broader macroeconomic shifts, we may incur significant provision expense for credit losses in future periods.

Our foreign exchange business plays a crucial role in facilitating various financial transactions, including foreign exchange, interest rate, and soon commodity hedging for our commercial clients and is largely dependent upon a small number of large clients and market volatility that could adversely affect our financial condition, results of operations, and reputation.

In August 2019, First Financial acquired Bannockburn, which engages in various capital markets activities as part of its matched book business encompassing foreign exchange, interest rate, and, coming in 2024, commodity hedging transactions.
•Concentration risk: Bannockburn’s business model relies, to some extent, upon a small number of large clients. The loss of one or more of these large clients would adversely affect the revenue derived from Bannockburn.
•Market risk: Foreign currency transactions expose us to market risk, including fluctuations in foreign exchange rates, interest rates, and commodity prices. These fluctuations could result in financial losses or decreased revenues if we fail to accurately predict or manage these risks. Foreign currency transactions historically increase as market volatility increases. Sustained periods of stability in global financial markets could also adversely affect Bannockburn’s revenue.
•Credit risk: We are exposed to credit risk through our dealings with counterparties in derivative transactions. While we have risk management policies and procedures in place to mitigate credit risk, the failure of counterparties to fulfill their obligations could lead to financial losses or damage to our reputation.
•Liquidity risk: The nature of our capital markets operations requires us to maintain sufficient liquidity to meet our obligations, including margin calls and settlement requirements. A sudden or unexpected increase in liquidity needs could strain our resources and negatively impact our financial position.
•Regulatory risk: Our capital markets activities are subject to extensive regulatory oversight and compliance requirements. Changes in regulations or regulatory enforcement actions could increase our compliance costs, restrict our ability to operate certain businesses, or result in fines or penalties.
•Operational Risk: We face operational risks, including systems failures, errors, or disruptions, that could disrupt our capital markets activities and result in financial losses or harm to our reputation.
•Legal risk: Our capital markets operations are subject to legal risks, including litigation, regulatory investigations, and disputes with clients or counterparties. Adverse legal outcomes could result in financial losses, reputational damage, or regulatory sanctions.
•Political risk: Our foreign exchange business is also susceptible to the risk that political events or changes in government policies could negatively impact the bank's matched book business.

We rely on other companies to provide key components of our business infrastructure, creating risks of failures by such companies and cybersecurity incidents involving our customers’ information.

Digitalization and technological innovation continue to advance the trend of banks outsourcing technology operations and banks entering partnerships or other arrangements with third parties. Third parties provide key components of our business infrastructure, such as processing and Internet connections and network access. These vendors also provide services that support our operations, including the storage and processing of sensitive consumer and business customer data, as well as our sales efforts. Any disruption in such services provided by these third parties or any failure of these third parties to handle current or higher volumes could affect our ability to deliver products and services to clients and to efficiently and effectively conduct our business. Technological or financial difficulties of a third-party service provider could affect our business to the extent such difficulties result in the interruption or discontinuation of services provided by that party.

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

Unauthorized use or disclosure of sensitive or confidential client or customer information, whether through a breach of our computer systems or otherwise, or other breaches in the security of our systems could harm our business.

As part of our business, we collect, process, and retain sensitive and confidential client and customer information on behalf of our subsidiaries and other third parties. Despite the security measures we have in place, our facilities and systems, and those of our third-party service providers, may be vulnerable to security breaches, acts of fraud, acts of vandalism, computer viruses, malware, ransomware, theft of information, misplaced or lost data, programming and/or human errors, or other similar events.

Ransomware actors continue to affect the sector by targeting banks and their third parties. These attacks have the potential to affect banks and market operations by rendering critical data inaccessible as well as by threatening the confidentiality of customer data through data leaks. If information security is breached, information can be lost or misappropriated, resulting in financial loss or costs to us or damages to others. Our systems can be rendered inoperable, resulting in our inability to provide service to our customers. Any security breach involving the misappropriation, loss, destruction or unauthorized disclosure of confidential customer information, whether by us or by our vendors, could severely damage our reputation, expose us to the risk of litigation and liability, disrupt our operations and have a material effect on our business.

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

In addition, continuing cyberattacks and current geopolitical tensions highlight the importance of heightened threat monitoring and safeguarding against disruptive attacks targeting the financial sector. There have been instances where financial institutions have been victims of fraudulent activity in which criminals pose as customers to initiate wire and automated clearinghouse transactions out of customer accounts. Although we have policies and procedures in place to verify the authenticity of our customers, we cannot assure that such policies and procedures will prevent all fraudulent transfers. Such activity can result in financial liability and harm to our reputation.

Our liquidity is dependent upon our ability to receive dividends from our subsidiaries, which accounts for most of our revenue and could affect our ability to pay dividends, and we may be unable to provide liquidity from other sources.

We are a separate and distinct legal entity from our subsidiaries, notably the Bank. We receive substantially all of our revenue from dividends from our subsidiaries. These dividends are the principal source of funds to pay dividends on our common shares and interest and principal on outstanding debt. Various federal and/or state laws and regulations limit or restrict the amount of dividends that the Bank and certain of our non-bank subsidiaries may pay us. Additionally, if our subsidiaries’ earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, we may not be able to make dividend payments to our common shareholders. As of December 31, 2023, the Bank had $248.7 million available to pay dividends to First Financial without prior regulatory approval.

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

As of December 31, 2023, we had indebtedness of $1.3 billion.

Clients could pursue alternatives to bank deposits, causing us to lose a relatively inexpensive source of funding.

Checking and savings account balances and other forms of client deposits, including uninsured deposits, could decrease if clients perceive alternative investments as providing superior expected returns. We regularly perform liquidity tress testing and sensitivity analyses of deposit assumptions. Both remain critical given recent trends in deposit balance and interest rate movements, as well as uncertainty regarding depositor behavior moving forward.

Consumers may move money out of bank deposits in favor of other investments, including digital or cryptocurrency. When clients move money out of bank deposits in favor of alternative investments, we can lose a relatively inexpensive source of funds, increasing our funding costs. Sound liquidity risk management, including processes that ensure sufficient committed capacity to meet contingent liquidity needs, remains critical.

Our financial condition, results of operations, and stock price may be negatively impacted by unrelated bank failures and negative depositor confidence in depository institutions.

The recent bank failures of Silicon Valley Bank in California, Signature Bank in New York, and First Republic Bank in California, and the decision of Silvergate Bank in California to voluntarily liquidate its assets and wind down operations, each of which occurred during the first and second quarters of 2023, have caused uncertainty in the investor community and negative confidence among bank customers generally.

While we do not believe that the circumstances of these banks' failures and liquidations are indicators of broader issues with the banking system, the failures may reduce customer confidence, affect sources of funding and liquidity, increase regulatory requirements and costs, adverselyaffect financial markets and/or have a negative reputational ramification for the financial services industry, including us. These bank failures led to volatility and declines in the market for bank stocks and questions about depositor confidence in depository institutions, which in turn led to a greater focus by institutions, investors, and regulators on the on-balance sheet liquidity of and funding sources for financial institutions and the composition of its deposits. Notwithstanding, our efforts to promote deposit insurance coverage with our customers and otherwise effectively manage our liquidity, deposit portfolio retention, and other related matters, our financial condition, results of operation, and stock price may be adversely affected by future negative events within the banking sector and adverse customer or investor responses to such events.

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

At December 31, 2023, we had $3.5 billion in assets under management. A sharp decline or heightened volatility in the stock market could negatively impact the value of investments held by the bank's wealth management clients, which in turn impacts the amount of assets under management and subjects our earnings to additional risks and uncertainties. As our wealth management business grows, we may also face operational risk resulting from inadequate or failed internal processes, systems or errors, and regulatory risk, which could result in penalties or restrictions due to non-compliance with laws and regulations.

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

Accounting policies and processes are fundamental to how we record and report our financial condition and results of operations. Management must exercise judgment in selecting and applying many of these accounting policies and processes so they comply with U.S. GAAP.

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

See the “Critical Accounting Estimates” in the Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1- Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements, in our 2023 Annual Report to Shareholders (included within Exhibit 13 to this Form 10-K) for more information.

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

The Federal Reserve Board regulates the supply of money and credit in the United States. Its policies determine in large part the cost of funds for lending and investing and the returns earned on those loans and investments, both of which affect the net interest margin. The resultant changes in interest rates can also materially affect the value of certain financial assets we hold, such as debt securities. For example, in 2023, the Federal Reserve Open Markets Committee increased the target fed funds rate by 100 basis points resulting in the Bank's net interest margin on a fully tax equivalent basis increasing from 3.77% to 4.40% comprised of a 206 basis point increase in earning asset yields and a 190 basis point increase in total cost of interest-bearing liabilities. At the same time, accumulated other comprehensive loss decreased from $358.7 million in 2022 to $309.8 million in 2023, driven by an increase in the valuation of available-for-sale securities. The policies of the Federal Reserve Board can adversely affect borrowers, and increase default risk on their loans. Changes in Federal Reserve Board policies are beyond our control and difficult to predict; consequently, the impact of these changes on our activities and results of operations is difficult to predict.

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

Item 1B.  Unresolved Staff Comments.
None.

Item 1C.  Cybersecurity.

Risk Management and Strategy

Cybersecurity (cyber) risk is differentiated from information technology risk by threat interactions that yield high impact consequences and ever-increasing probability. While standard security operations address most day-to-day incidents, cyber risk includes motivated threat actors who often use advanced tools, techniques and processes to evade detection or inflict maximum damage to an organization's information assets. Cyber threats and attacks adapt and evolve rapidly, so First Financial works to continuously enhance controls and processes to protect its networks, applications, and data from attack, damage or unauthorized access. Critical components to the Company’s cyber risk control structure include corporate governance, threat intelligence, security operations, security awareness training and patch management programs. Cyber risk mitigation includes effectively identifying, protecting against, detecting, responding to and recovering from cyber threats.

The Company’s cybersecurity program is overseen by its Chief Information Security and Privacy Officer (the “CISO”). The Company’s CISO has over 20 years’ experience in the information security industry, including a previous CISO position at a large global conglomerate based internationally, and as head of product security for a US-based large global conglomerate. The Company’s CISO also has previous financial services experiences as head of cyber defense for a large regional bank. The CISO meets quarterly with and chairs the Cyber ERM Committee, which consists of representatives from the officer of enterprise security, information technology, risk, compliance, and other internal stakeholders, and presents quarterly to the Enterprise Risk Management Committee (“ERMC”), which includes executive and senior leadership of the Company, and the Risk and Compliance Committee of the Board of Directors (“Board Risk Committee”). The management of risk from cybersecurity threats is one of the risks that is continuously assessed, monitored and managed by the Company under the Company’s ERM framework which is described more fully in the Company’s Annual Report to Shareholders. The CISO maintains a scorecard which monitors and measures various cyber risks, including:

a.Operational capability, including cyber defense, vulnerability management, and third-party risk management.
b.Risk assessments, including GLBA assessments and attack simulations.
c.Program maturity, including MITRE and the Federal Financial Institutions Examination’s Council’s maturity framework.
d.Internal and External Audit, including external assessments, internal audit results, and regulator exam results.

The Company uses a variety of tools to monitor and mitigate cybersecurity risks, including employee training, phishing simulators, incident response tabletops, cybersecurity insurance and business continuity planning for the protection of the Company’s assets. Additionally, the Company’s cybersecurity function is audited on an annual basis by a third party using the MITRE ATTACK framework.

The Company maintains an ad hoc committee comprised of senior management with responsibility for third party (vendor) risk management, including the CISO, the Chief Risk Officer, the Chief Compliance Officer, representatives from vendor management, and enterprise risk management associates. The ad hoc committee reviews diligence regarding vendors, including cyber diligence, and monitors any incidents or cybersecurity threats involving those third parties. Cyber diligence of critical vendors (vendors which store or interact with customers’ personally identifiable information) includes an annual review of the technology and data interfaces with the vendor, an annual review of the vendor’s cyber security controls, and monthly monitoring of the vendor’s outward-facing security posture.

No risks from cybersecurity threats, including those resulting from any previous cybersecurity incidents, have materially affected the Company, including its business strategy, results of operations or financial condition.

Governance

First Financial’s board of directors is responsible for overseeing the Company’s cybersecurity risk management objectives and risk tolerance as part of its oversight of the Company’s compliance and risk management activities. Specific oversight of the cybersecurity function is delegated to the Board Risk Committee. The Chair of the Board Risk Committee has extensive cybersecurity experience, including both experience as a chief information security officer of a publicly traded financial institution and as an outside cybersecurity consultant. The committee chairperson maintains CISSP and CRISC certifications. Through the Board Risk Committee, the Board’s oversight responsibilities include:

a.establishing and guiding the Company’s cybersecurity risk tolerance, including the determination of the aggregate risk appetite and identifying the senior managers who have the responsibility for managing risk;
b.ensuring that the Company implements sound fundamental principles that facilitate the identification, measurement, monitoring and control of risk;
c.ensuring that adequate resources are dedicated to cybersecurity risk management; and
d.confirming that awareness of cybersecurity risk management activities is evident throughout the organization.

The Company has developed and documented an incident response plan that includes various levels of escalation in the event of a cyber incident. All incidents begin with information security and information technology associates, with escalation to a crisis management team comprised of the CISO, the Chief Risk Officer and certain designated members of executive management in the event the situation is severe. The crisis management team communicates with the full executive team and the Board of Directors in case of more severe incidents. More complete reporting is then provided to the ERMC and the Board Risk Committee during regularly scheduled quarterly meetings.

Item 2.  Properties.
At December 31, 2023, the Company operated 130 full service banking centers, 24 of which are leased facilities.  Our core banking operating markets are located within the four state region of Ohio, Indiana, Kentucky and Illinois. First Financial's executive office is a leased facility located in Cincinnati, Ohio and we operate 57 banking centers in Ohio, three banking centers in Illinois, 58 banking centers in Indiana and 12 banking centers in Kentucky. In addition, we operate our Commercial Finance division, responsible for our insurance lending business and franchise lending business, from a non-banking center location in Indiana.

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

Supplemental Item. Information About Our Executive Officers.

The following table sets forth information concerning the executive officers of First Financial as of February 21, 2024. The executive officers perform policy-making functions for First Financial. The officers are elected annually at the organizational meeting of the board of directors and serve until the next organizational meeting, or until their successors are elected and duly qualified.

	Position with First Financial Bancorp	Age
Archie M. Brown	President and Chief Executive Officer	63

James M. Anderson	EVP, Chief Financial Officer and Chief Operating Officer	52

Richard S. Dennen	EVP, Chief Corporate Banking Officer	57

Karen B. Woods	EVP, General Counsel and Chief Administrative Officer	55

William R. Harrod	EVP, Chief Credit Officer	56

Amanda N. Neeley	EVP, Chief Consumer Banking and Strategy Officer	43

Gregory A. Harris	President, Yellow Cardinal Advisory Group	55

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

James M. Anderson - Jamie Anderson became the Chief Financial Officer of First Financial and the Bank on April 1, 2018 following the merger of First Financial and MainSource. and the Chief Operating Officer in April 2023. Previously Mr. Anderson served as the Chief Financial Officer of MainSource from January 2006 to April 2018. Prior to that role, he served in the following roles at MainSource: Administrative Vice President and Principal Accounting Officer from March 2005 to January 2006, Controller and Principal Accounting Officer from March 2002 to March 2005, and Controller from September 2000 to March 2002. Mr. Anderson is a certified public accountant (inactive).

Richard S. Dennen - Rick Dennen became the Chief Corporate Banking Officer of First Financial in 2021, and is currently responsible for all national commercial businesses of the Bank including business capital and the foreign exchange business. Mr. Dennen remains the CEO of First Commercial Finance, a division of First Financial Bank, which operates under two subsidiaries of the Bank, Oak Street Funding and First Franchise Capital Corporation, a role he has held since 2015. Oak Street Funding is a specialty finance company engaged in lending to insurance agencies, registered investment advisors, certified public accountants, energy and indirect auto financing companies. First Franchise Capital Corporation lends to restaurant franchises. Mr. Dennen is a certified public accountant.

Karen B. Woods - Karen Woods serves as General Counsel and Chief Administrative Officer of First Financial. She joined First Financial in April 2018 following the merger of First Financial and MainSource and served as General Counsel and Chief Risk Officer from 2021-2022. She previously served as Corporate Counsel and Chief Risk Officer of MainSource from January 2016 to April 2018. Prior to joining MainSource, Ms. Woods was a partner at Krieg DeVault LLP in Indianapolis, Indiana. Ms. Woods previously served as a judicial law clerk to the Honorable John G. Baker, Indiana Court of Appeals.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)           Market information, holders, dividends

First Financial's common shares are listed on The NASDAQ Global Select Stock Market® under the symbol "FFBC." As of February 21, 2024, our common shares were held by approximately 3,660 shareholders of record, a number that does not include beneficial owners who hold shares in “street name,” or shareholders from previously acquired companies that have not exchanged their stock. At December 31, 2023, no stock options and 1,072,031 shares of restricted stock were outstanding. Additional information about stock options, restricted stock and restricted stock units is included in Note 21 - Stock Options and Awards in the Notes to Consolidated Financial Statements in First Financial’s 2023 Annual Report to Shareholders and in Item 12 below.

The payment of future cash dividends is at the discretion of our Board of Directors and subject to a number of factors, including results of operations, general business conditions, growth, financial condition, regulatory limitation and other factors deemed relevant by the Board. Further, our ability to pay future cash dividends is subject to certain regulatory requirements and restrictions discussed in the Supervision and Regulation section in Item 1 above. For further information see Note 3 - Restrictions on Cash and Dividends in the Notes to Consolidated Financial Statements of First Financial's 2023 Annual Report to Shareholders (included as Exhibit 13 of this report), which is incorporated by reference in response to this item.

Stock Performance Graph

The stock performance graph contained in “Total Return to Shareholders” of First Financial's 2023 Annual Report to Shareholders (included as Exhibit 13 of this report), is incorporated herein by reference in response to this item.

(b)Unregistered Sales of Equity Securities and Use of Proceeds

None.

(c)Issuer Purchases of Equity Securities

In December 2018 the Board approved a stock repurchase plan pursuant to which the Company was authorized to repurchase up to 5,000,000 shares of common stock through December 31, 2020 (the 2018 Stock Repurchase Plan). On December 22, 2020, the Board announced that it had authorized a new, two-year stock repurchase plan (the 2020 Stock Repurchase Plan) that provided for the purchase of up to 5,000,000 additional shares of common stock of the Company. The 2020 Stock Repurchase Plan became effective January 1, 2021, upon the expiration of the 2018 Stock Repurchase Plan. The Board announced on January 27, 2022, that the 2020 Stock Repurchase Plan was terminated effective December 31, 2021, and replaced with a new plan effective January 1, 2022 (the 2022 Stock Repurchase Plan). The 2022 Stock Repurchase Plan authorized the purchase of up to 5,000,000 shares of common stock and expired on December 31, 2023. In December 2023 the Board authorized a new two-year plan effective January 1, 2024, that provides for the purchase of up to 5,000,000 shares of the common stock of the Company (the “2024 Stock Repurchase Plan”). The Company did not purchase any shares under the 2022 Stock Repurchase Plan in the fourth quarter of 2023.

Item 6.  [Reserved]

Item 7.  Management's Discussion and Analysis of Financial Condition and Results Of Operations.
The information contained in the Management’s Discussion and Analysis section (including certain forward looking statements) of First Financial’s 2023 Annual Report to Shareholders (included as Exhibit 13 of this report) is incorporated herein by reference in response to this item.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.
The information contained in the Market Risk section and in Table 20 - Market Risk Disclosure of the Management’s Discussion and Analysis section, both of which are in First Financial's 2023 Annual Report to Shareholders (included as Exhibit 13 of this report), is incorporated herein by reference in response to this item.

Item 8.  Financial Statements and Supplementary Data.
The consolidated financial statements and the reports of our independent registered public accounting firm included in the Consolidated Financial Statements and the Notes to Consolidated Financial Statements in First Financial’s 2023 Annual Report to Shareholders (included as Exhibit 13 of this report), are incorporated herein by reference.

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

Item 9B.  Other Information.
During the three months ended December 31, 2023, none of the Company's officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.
Certain information concerning executive officers of First Financial has been supplied in the “Supplemental Item. Executive Officers of the Registrant” of this Form 10-K. The information appearing under the headings “Election of Directors,” “Corporate Governance - Board Committees,” “Shareholder Nominations for Election to the Board” and "Delinquent Section 16(a) Reports" in First Financial's Definitive Proxy Statement with respect to the Annual Meeting of Shareholders to be held on May 28, 2024, and which is expected to be filed with the SEC, pursuant to Regulation 14A of the Exchange Act (First Financial’s Proxy Statement) within 120 days of the close of our fiscal year, is incorporated herein by reference in response to this item.

Item 11.  Executive Compensation.
The information appearing under the headings “Meetings of the Board of Directors and Committees of the Board,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Tables," "Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and "2023 Board Compensation" in First Financial’s Proxy Statement is incorporated herein by reference in response to this item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information appearing under the headings “Shareholdings of Directors, Executive Officers, and Nominees for Director” and "Principal Shareholders" of First Financial’s Proxy Statement is incorporated herein by reference in response to this item.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2023 with respect to compensation plans under which our common shares may be issued:

Securities authorized for issuance under equity compensation plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c) (1)
Equity compensation plans approved by security holders	0	$0.00	2,400,802
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)The securities included in this column are available for issuance under the First Financial Bancorp. 2020 Stock Plan, which was approved by the shareholders at the 2020 Annual Meeting.

Item 13.  Certain Relationships and Related Transactions.
The information appearing in Note 15 - Related Parties Transactions in the Notes to Consolidated Financial Statements included in First Financial’s 2023 Annual Report to Shareholders (included as Exhibit 13 of this report) is incorporated herein by reference in response to this item.  The information appearing under the headings "Director Independence" and “Corporate Governance-Transactions with Related Parties” in First Financial’s Proxy Statement is incorporated herein by reference in response to this item.

Item 14.  Principal Accounting Fees and Services.
Information appearing under the heading “Independent Registered Public Accounting Firm Fees” in First Financial’s Proxy Statement is incorporated herein by reference in response to this item.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)    (1)    The consolidated financial statements (and report thereon) listed below are incorporated herein by reference from First Financial’s 2023 Annual Report to Shareholders (included as Exhibit 13 of this report) as noted:

Reports of Independent Registered Public Accounting Firm (PCAOB ID 173) - Incorporated by reference from First Financial's 2023 Annual Report

Consolidated Balance Sheets as of December 31, 2023 and 2022 - Incorporated by reference from First Financial’s 2023 Annual Report

Consolidated Statements of Income for years ended December 31, 2023, 2022 and 2021 - Incorporated by reference from First Financial’s 2023 Annual Report

Consolidated Statements of Comprehensive Income (Loss) for years ended December 31, 2023, 2022 and 2021 - Incorporated by reference from First Financial’s 2023 Annual Report

Consolidated Statements of Changes in Shareholders' Equity for years ended December 31, 2023, 2022 and 2021 - Incorporated by reference from First Financial’s 2023 Annual Report

Consolidated Statements of Cash Flows for years ended December 31, 2023, 2022 and 2021 - Incorporated by reference from First Financial’s 2023 Annual Report

Notes to Consolidated Financial Statements - Incorporated by reference from First Financial’s 2023 Annual Report

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

13	Registrant's annual report to shareholders for the year ended December 31, 2023.
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

21	First Financial Bancorp. Subsidiaries.
23	Consent of Crowe LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.
97	Recoupment of Compensation (Clawback) Policy
101
Financial statements from the Annual Report on Form 10-K of the Company for the year ended December 31, 2023, formatted in inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements, as blocks of text and in detail.**

104	The cover page from the Annual Report on Form 10-K Report for the Company for the year ended December 31, 2023, formatted in inline XBRL and contained in Exhibit 101.

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

FIRST FINANCIAL BANCORP.

By:	/s/ Archie M. Brown
Archie M. Brown, Director
President and Chief Executive Officer

Date	2/22/2024

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Archie M. Brown		/s/ James M. Anderson
Archie M. Brown, Director President and Chief Executive Officer		James M. Anderson, Executive Vice President, Chief Financial Officer and Chief Operating Officer

Date	2/22/2024	Date	2/22/2024

/s/ Claude E. Davis		/s/ Scott T. Crawley
Claude E. Davis, Director		Scott T. Crawley, Senior Vice President and Controller
Chairman of the Board		(Principal Accounting Officer)

Date	2/22/2024	Date	2/22/2024

/s/ William G. Barron		/s/ Vincent A. Berta
William G. Barron, Director		Vincent A. Berta, Director

Date	2/22/2024	Date	2/22/2024

/s/ Cynthia O. Booth		/s/ Susan L. Knust
Cynthia O. Booth, Director		Susan L. Knust, Director

Date	2/22/2024	Date	2/22/2024

/s/ William J. Kramer		/s/ Dawn C. Morris
William J. Kramer, Director		Dawn C. Morris, Director

Date	2/22/2024	Date	2/22/2024

/s/ Thomas M. O'Brien		/s/ Andre T. Porter
Thomas M. O'Brien, Director		Andre T. Porter, Director

Date	2/22/2024	Date	2/22/2024

/s/ Maribeth S. Rahe		/s/ Gary W. Warzala
Maribeth S. Rahe, Director		Gary W. Warzala, Director

Date	2/22/2024	Date	2/22/2024