Form 10-Q
period 2024-03-31
FIRST FINANCIAL BANCORP /OH/
filed 2024-05-09
CIK 708955

Table of Content
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                           March 31, 2024

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
Yes  ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The registrant has one class of common stock (no par value) with 95,459,807 shares outstanding at May 8, 2024.

Table of Content
FIRST FINANCIAL BANCORP.

Table of Content
Glossary of Abbreviations and Acronyms

First Financial has identified the following list of abbreviations and acronyms that are used in the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

ABL	Asset backed lending	First Financial	First Financial Bancorp.
ACL	Allowance for credit losses	Form 10-K	First Financial Bancorp. Annual Report on Form 10-K
AFS	Available-for-sale	FRB	Federal Reserve Bank
Agile	Agile Premium Finance	FTE	Fully tax equivalent
Allowance	Collectively or individually, Allowance for credit losses	GAAP	U.S. Generally Accepted Accounting Principles
AOCI	Accumulated other comprehensive income	HTC	Historic tax credit
ASC	Accounting standards codification	HTM	Held-to-maturity
ASU	Accounting standards update	Insignificant	Less than $0.1 million
Bank	First Financial Bank	IRLC	Interest rate lock commitment
Basel III	Basel Committee regulatory capital reforms, Third Basel Accord	LGD	Loss given default
BGF or Bannockburn	Bannockburn Global Forex, LLC	LIHTC	Low income housing tax credit
Bp/bps	Basis point(s)	MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
BOLI	Bank owned life insurance	MSFG	MainSource Financial Group, Inc.
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	N/A	Not applicable
CDs	Certificates of deposit	NII	Net interest income
C&I	Commercial & industrial	NMTC	New market tax credit
CRE	Commercial real estate	OREO	Other real estate owned
Company	First Financial Bancorp.	PAM	Proportional amortization method
CFTF	Contingency Funding Task Force	PCA	Prompt corrective action
DDA	Demand deposit account	PCD	Purchased credit deteriorated
Dodd-Frank	Dodd–Frank Wall Street Reform and Consumer Protection Act	R&S	Reasonable and Supportable
ERM	Enterprise risk management	ROU	Right-of-use
EVE	Economic value of equity	SEC	U.S. Securities and Exchange Commission
Fair Value Topic	FASB ASC Topic 820, Fair Value Measurement	SFG or Summit	Summit Funding Group, Inc.
FASB	Financial Accounting Standards Board	SOFR	Secured Overnight Financing Rate
FDIC	Federal Deposit Insurance Corporation	Topic 842	FASB ASC Topic 842, Leasing
FDM	Financial difficulty modification	TDR	Troubled debt restructuring
FHLB	Federal Home Loan Bank	USD	United States dollars
FINRA	Financial Industry Regulatory Authority

Table of Content
PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Cash and due from banks	$199,407	$213,059
Interest-bearing deposits with other banks	751,290	792,960
Investment securities available-for-sale, at fair value (amortized cost $3,221,380 at March 31, 2024 and $3,382,604 at December 31, 2023)	2,850,667	3,021,126
Investment securities held-to-maturity (fair value $70,850 at March 31, 2024 and $71,688 at December 31, 2023)	79,542	80,321
Other investments	125,548	129,945
Loans held for sale, at fair value	11,534	9,213
Loans and leases
Commercial & industrial	3,591,428	3,501,221
Lease financing	492,862	474,817
Construction real estate	641,596	564,832
Commercial real estate	4,145,969	4,080,939
Residential real estate	1,344,677	1,333,674
Home equity	773,811	758,676
Installment	153,838	159,078
Credit card	60,939	59,939
Total loans and leases	11,205,120	10,933,176
Less: Allowance for credit losses	(144,274)	(141,433)
Net loans and leases	11,060,846	10,791,743
Premises and equipment	198,428	194,740
Operating leases	161,473	153,214
Goodwill	1,007,656	1,005,868
Other intangibles	85,603	83,949
Accrued interest and other assets	1,067,244	1,056,762
Total assets	$17,599,238	$17,532,900

Liabilities
Deposits
Interest-bearing demand	$2,916,518	$2,993,219
Savings	4,467,894	4,331,228
Time	2,896,860	2,718,390
Total interest-bearing deposits	10,281,272	10,042,837
Noninterest-bearing	3,175,876	3,317,960
Total deposits	13,457,148	13,360,797
FHLB short-term borrowings	700,000	800,000
Other short-term borrowings	162,145	137,814
Total short-term borrowings	862,145	937,814
Long-term debt	343,236	344,115
Total borrowed funds	1,205,381	1,281,929
Accrued interest and other liabilities	649,706	622,200
Total liabilities	15,312,235	15,264,926

Shareholders' equity
Common stock - no par value
Authorized - 160,000,000 shares; Issued - 104,281,794 shares at both March 31, 2024 and December 31, 2023	1,632,971	1,638,972
Retained earnings	1,166,065	1,136,718
Accumulated other comprehensive income (loss)	(321,109)	(309,819)
Treasury stock, at cost, 8,808,199 shares at March 31, 2024 and 9,140,550 shares at December 31, 2023	(190,924)	(197,897)
Total shareholders' equity	2,287,003	2,267,974
Total liabilities and shareholders' equity	$17,599,238	$17,532,900
See Notes to Consolidated Financial Statements.

Table of Content
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2024	2023
Interest income
Loans and leases, including fees	$201,840	$169,706
Investment securities
Taxable	28,296	31,867
Tax-exempt	3,092	3,464
Total interest on investment securities	31,388	35,331
Other earning assets	7,458	3,544
Total interest income	240,686	208,581
Interest expense
Deposits	76,075	31,456
Short-term borrowings	10,943	12,950
Long-term borrowings	4,928	4,857
Total interest expense	91,946	49,263
Net interest income	148,740	159,318
Provision for credit losses - loans and leases	13,419	8,644
Provision for (recapture of) credit losses - unfunded commitments	(2,259)	1,835
Net interest income after provision for credit losses	137,580	148,839
Noninterest income
Service charges on deposit accounts	6,912	6,514
Wealth management fees	6,676	6,334
Bankcard income	3,142	3,592
Client derivative fees	1,250	1,005
Foreign exchange income	10,435	16,898
Leasing business income	14,589	13,664
Net gain from sales of loans	3,784	2,335
Net gain (loss) on sales of investment securities	(5,277)	(19)
Net gain (loss) on equity securities	90	140
Other	4,911	5,080
Total noninterest income	46,512	55,543
Noninterest expenses
Salaries and employee benefits	74,037	72,254
Net occupancy	5,923	5,685
Furniture and equipment	3,688	3,317
Data processing	8,305	9,020
Marketing	1,962	2,160
Communication	795	634
Professional services	2,268	1,946
State intangible tax	877	985
FDIC assessments	2,780	2,826
Intangible assets amortization	2,301	2,600
Leasing business expense	9,754	7,938
Other	9,665	7,328
Total noninterest expenses	122,355	116,693
Income before income taxes	61,737	87,689
Income tax expense (benefit)	11,048	17,286
Net income	$50,689	$70,403
Net earnings per common share - basic	$0.54	$0.75
Net earnings per common share - diluted	$0.53	$0.74
Average common shares outstanding - basic	94,218,067	93,732,532
Average common shares outstanding - diluted	95,183,998	94,960,158
See Notes to Consolidated Financial Statements.

Table of Content

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three months ended
	March 31,
	2024	2023
Net income	$50,689	$70,403
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on debt securities arising during the period	(7,186)	30,485
Change in retirement obligation	288	115
Unrealized gain (loss) on derivatives	(4,091)	0
Unrealized gain (loss) on foreign currency exchange	(301)	4
Other comprehensive income (loss)	(11,290)	30,604
Comprehensive income (loss)	$39,399	$101,007

See Notes to Consolidated Financial Statements.

Table of Content
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Year-to-date
(Dollars in thousands except per share data)
(Unaudited)

	Common Stock		Retained	Accumulated other comprehensive	Treasury stock
	Shares	Amount	Earnings	income (loss)	Shares	Amount	Total
Balance at January 1, 2023	104,281,794	$1,634,605	$968,237	$(358,663)	(9,390,695)	$(202,806)	$2,041,373
Net income			70,403				70,403
Other comprehensive income (loss)				30,604			30,604
Cash dividends declared:
Common stock at $0.23 per share			(21,747)				(21,747)
Exercise of stock options, net of shares purchased		(41)			3,468	75	34
Restricted stock awards, net of forfeitures		(9,752)			295,839	5,965	(3,787)
Share-based compensation expense		4,616					4,616
Balance at March 31, 2023	104,281,794	$1,629,428	$1,016,893	$(328,059)	(9,091,388)	$(196,766)	$2,121,496
Balance at January 1, 2024	104,281,794	$1,638,972	$1,136,718	$(309,819)	(9,140,550)	$(197,897)	$2,267,974
Impact of cumulative effect of adoption of new accounting principles			599				599
Net income			50,689				50,689
Other comprehensive income (loss)				(11,290)			(11,290)
Cash dividends declared:
Common stock at $0.23 per share			(21,941)				(21,941)
Restricted stock awards, net of forfeitures		(11,867)			332,351	6,973	(4,894)
Share-based compensation expense		5,866					5,866
Balance at March 31, 2024	104,281,794	$1,632,971	$1,166,065	$(321,109)	(8,808,199)	$(190,924)	$2,287,003

See Notes to Consolidated Financial Statements.

Table of Content
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three months ended
	March 31,
	2024	2023
Operating activities
Net income	$50,689	$70,403
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recapture of) credit losses	11,160	10,479
Depreciation and amortization	7,395	7,520
Stock-based compensation expense	5,866	4,616
Pension expense (income)	1,475	875
Net amortization (accretion) on investment securities	1,297	1,894
Net (gain) loss on sales of investment securities	5,277	19
Net (gain) loss from equity securities	(90)	(140)
Originations of loans held for sale	(80,504)	(42,174)
Net gains from sales of loans held for sale	(3,784)	(2,335)
Proceeds from sales of loans held for sale	81,967	41,926
Deferred income taxes	12,828	(8,844)
Amortization of operating leases	2,044	1,914
Payments for operating leases	(2,121)	(1,970)
Decrease (increase) cash surrender value of life insurance	(1,055)	(766)
Decrease (increase) in interest receivable	(2,668)	(1,866)
(Decrease) increase in interest payable	(3,284)	18,746
Decrease (increase) in other assets	(25,049)	145,295
(Decrease) increase in other liabilities	(29,512)	(73,386)
Net cash provided by (used in) operating activities	31,931	172,206

Investing activities
Proceeds from sales of securities available-for-sale	211,959	0
Proceeds from calls, paydowns and maturities of securities available-for-sale	123,893	89,066
Purchases of securities available-for-sale	(127,529)	(27,240)
Proceeds from calls, paydowns and maturities of securities held-to-maturity	849	1,009
Proceeds from sales of other investment securities	11,559	0
Proceeds from calls, paydowns and maturities of other securities	4,873	0
Purchases of other investment securities	(9,704)	(306)
Net decrease (increase) in interest-bearing deposits with other banks	41,670	82,717
Net decrease (increase) in loans and leases	(189,224)	(133,223)
Purchases of premises and equipment	(7,122)	(4,493)
Net change in operating leases	(8,259)	(62,248)
Net cash (paid for) acquired from acquisitions	(96,887)	(3,400)
Life insurance death benefits	592	627
Net cash provided by (used in) investing activities	(43,330)	(57,491)

Financing activities
Net (decrease) increase in total deposits	96,351	(26,493)
Net (decrease) increase in short-term borrowings	(75,669)	(69,596)
Payments on long-term debt	(1,067)	(4,215)
Cash dividends paid on common stock	(21,868)	(22,111)
Proceeds from exercise of stock options	0	34
Net cash provided by (used in) financing activities	(2,253)	(122,381)

Cash and due from banks
Change in cash and due from banks	(13,652)	(7,666)
Cash and due from banks at beginning of period	213,059	207,501
Cash and due from banks at end of period	$199,407	$199,835
	(continued on next page)
See Notes to Consolidated Financial Statements.

Table of Content
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(Unaudited)

	Three months ended
	March 31,
	2024	2023
Supplemental disclosures
Interest paid	$95,230	$30,518
Income taxes paid, net of refunds	$14	$324
Investment securities purchased not settled	$55,965	$0

Supplemental schedule for investing activities
Business combinations
Assets acquired, net of purchase consideration	$914	$(3,290)
Liabilities assumed	2,702	941
Goodwill	$1,788	$4,231

See Notes to Consolidated Financial Statements.

Table of Content
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
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

These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and accompanying notes necessary to constitute a complete set of financial statements required by GAAP and should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.  Management believes these unaudited consolidated financial statements reflect all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.  The Consolidated Balance Sheet as of December 31, 2023 has been derived from the audited financial statements in the Company’s 2023 Form 10-K.

Use of estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes.  Actual realized amounts could differ materially from these estimates.
NOTE 2:  ACCOUNTING STANDARDS RECENTLY ADOPTED OR ISSUED

Standards Adopted in 2024

In March, 2023, the FASB issued ASU No. 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, that is intended to improve the accounting and disclosures for investments in tax credit structures. The ASU is a ratification of the FASB’s EITF consensus that was issued in December, 2022. The ASU allows reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, if certain conditions are met, regardless of the program giving rise to the related income tax credits.

The amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and early adoption is permitted. First Financial adopted this standard on a modified retrospective basis, resulting in amended disclosures in the Company's Consolidated Financial Statements, but not materially impacting the Company's results of operations. The Company recorded a net increase to retained earnings of $0.6 million as of January 1, 2024 for the cumulative effect of adopting this guidance.

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

Table of Content
Standards Issued But Not Yet Adopted

In November, 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. Additionally, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment and define other disclosure requirements. A public entity must apply the amendments retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of this standard will likely result in additional disclosures in the Company's Consolidated Financial Statements, but it is not expected to materially impact the Company's results of operations.

In December, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. These amendments require public business entities on an annual basis to disclose additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate for federal, state, and foreign income taxes. It also requires greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a quantitative threshold. Additionally, the ASU requires information pertaining to taxes paid (net of refunds received) to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts are equal to or greater than 5 percent of total income taxes paid (net of refunds received). The amendments in this ASU are effective for annual periods beginning after December 15, 2024. The adoption of this standard will likely result in additional disclosures in the Company's Consolidated Financial Statements, but it is not expected to materially impact the Company's results of operations.

NOTE 3:  INVESTMENTS

For the three months ended March 31, 2024, there were $212.0 million of sales of AFS securities with $0.4 million gross realized gains and gross realized losses of $7.9 million. Additionally, during the first quarter of 2024, First Financial sold its remaining Class B Visa shares, which resulted in proceeds of $11.6 million, with gross realized gains of $2.2 million which is included in Net gain (loss) on sales of investment securities on the Consolidated Statements of Income. For the three months ended March 31, 2023, there were no of sales of AFS securities.

The following is a summary of HTM and AFS investment securities as of March 31, 2024:

	Held-to-maturity				Available-for-sale
(Dollars in thousands)	Amortized cost	Unrecognized gain	Unrecognized loss	Fair value	Amortized cost	Unrealized gain	Unrealized loss	Fair value
U.S. Treasuries	$0	$0	$0	$0	$34,910	$0	$(3,998)	$30,912
Securities of U.S. government agencies and corporations	0	0	0	0	82,145	0	(12,761)	69,384
Mortgage-backed securities - residential	0	0	0	0	839,802	763	(98,339)	742,226
Mortgage-backed securities - commercial	32,286	0	(4,739)	27,547	428,261	0	(35,560)	392,701
Collateralized mortgage obligations	7,797	0	(662)	7,135	429,785	88	(58,111)	371,762
Obligations of state and other political subdivisions	8,209	71	(270)	8,010	711,149	1,274	(119,217)	593,206
Asset-backed securities	0	0	0	0	561,117	9	(32,470)	528,656
Other securities	31,250	0	(3,092)	28,158	134,211	0	(12,391)	121,820
Total	$79,542	$71	$(8,763)	$70,850	$3,221,380	$2,134	$(372,847)	$2,850,667

Table of Content
The following is a summary of HTM and AFS investment securities as of December 31, 2023:

	Held-to-maturity				Available-for-sale
(Dollars in thousands)	Amortized cost	Unrecognized gain	Unrecognized loss	Fair value	Amortized cost	Unrealized gain	Unrealized loss	Fair value
U.S. Treasuries	$0	$0	$0	$0	$34,904	$0	$(3,661)	$31,243
Securities of U.S. government agencies and corporations	0	0	0	0	81,790	0	(12,010)	69,780
Mortgage-backed securities - residential	0	0	0	0	744,546	2,034	(85,532)	661,048
Mortgage-backed securities - commercial	32,926	0	(4,628)	28,298	543,134	7	(35,911)	507,230
Collateralized mortgage obligations	7,970	0	(539)	7,431	478,744	181	(60,277)	418,648
Obligations of state and other political subdivisions	8,175	130	(215)	8,090	765,223	1,614	(114,320)	652,517
Asset-backed securities	0	0	0	0	600,055	6	(39,813)	560,248
Other securities	31,250	0	(3,381)	27,869	134,208	0	(13,796)	120,412
Total	$80,321	$130	$(8,763)	$71,688	$3,382,604	$3,842	$(365,320)	$3,021,126

The following table provides a summary of investment securities by contractual maturity as of March 31, 2024, except for residential and commercial mortgage-backed securities, collateralized mortgage obligations and asset-backed securities, which are shown as single totals due to the unpredictability of the timing in principal repayments.

	Held-to-maturity		Available-for-sale
(Dollars in thousands)	Amortized cost	Fair value	Amortized cost	Fair value
By Contractual Maturity:
Due in one year or less	$0	$0	$10,537	$10,514
Due after one year through five years	5,048	5,077	159,964	146,109
Due after five years through ten years	32,733	29,637	225,990	193,606
Due after ten years	1,678	1,454	565,924	465,093
Mortgage-backed securities - residential	0	0	839,802	742,226
Mortgage-backed securities - commercial	32,286	27,547	428,261	392,701
Collateralized mortgage obligations	7,797	7,135	429,785	371,762
Asset-backed securities	0	0	561,117	528,656
Total	$79,542	$70,850	$3,221,380	$2,850,667

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

First Financial does not intend to sell, and it is not more likely than not that the Company will be required to sell, debt securities prior to maturity or recovery of the recorded value. Additionally, based on the Company's credit assessment of AFS securities in an unrealized loss position, the Company recorded no reserves for the periods ended March 31, 2024 or December 31, 2023.

Table of Content
As of March 31, 2024, the Company's investment securities portfolio consisted of 970 securities, of which 721 were in an unrealized loss position. As of December 31, 2023, the Company's investment securities portfolio consisted of 1,018 securities, of which 783 were in an unrealized loss position.

Primarily all of First Financial’s HTM debt securities are issued by U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. The remainder of the Company's HTM securities are non-agency collateralized mortgage obligations and obligations of state and other political subdivisions which currently carry ratings no lower than A+. There were no HTM securities on nonaccrual status or past due at March 31, 2024 or December 31, 2023.

Management measures expected credit losses on HTM debt securities on a collective basis by security type. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The Company did not record an ACL for these securities as of March 31, 2024 or December 31, 2023.

The following tables provide the fair value and gross unrealized losses of AFS investment securities in an unrealized loss position for which an ACL has not been recorded, aggregated by investment category and the length of time the individual securities have been in a continuous loss position:

	March 31, 2024
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. Treasuries	$0	$0	$30,912	$(3,998)	$30,912	$(3,998)
Securities of U.S. Government agencies and corporations	0	0	69,384	(12,761)	69,384	(12,761)
Mortgage-backed securities - residential	87,732	(787)	566,393	(97,552)	654,125	(98,339)
Mortgage-backed securities - commercial	0	0	373,651	(35,560)	373,651	(35,560)
Collateralized mortgage obligations	10,141	(18)	325,367	(58,093)	335,508	(58,111)
Obligations of state and other political subdivisions	31,689	(209)	510,000	(119,008)	541,689	(119,217)
Asset-backed securities	46,969	(204)	417,895	(32,266)	464,864	(32,470)
Other securities	0	0	116,820	(12,391)	116,820	(12,391)
Total	$176,531	$(1,218)	$2,410,422	$(371,629)	$2,586,953	$(372,847)

	December 31, 2023
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. Treasuries	$0	$0	$31,243	$(3,661)	$31,243	$(3,661)
Securities of U.S. Government agencies and corporations	0	0	69,780	(12,010)	69,780	(12,010)
Mortgage-backed securities - residential	31,892	(483)	538,863	(85,049)	570,755	(85,532)
Mortgage-backed securities - commercial	1,772	(11)	495,451	(35,900)	497,223	(35,911)
Collateralized mortgage obligations	10,699	(157)	393,884	(60,120)	404,583	(60,277)
Obligations of state and other political subdivisions	15,155	(132)	562,740	(114,188)	577,895	(114,320)
Asset-backed securities	6,853	(15)	542,029	(39,798)	548,882	(39,813)
Other securities	14,605	(396)	105,807	(13,400)	120,412	(13,796)
Total	$80,976	$(1,194)	$2,739,797	$(364,126)	$2,820,773	$(365,320)

Table of Content
The following tables provide the fair value and gross unrealized losses of HTM investment securities in an unrealized loss position for which an ACL has not been recorded, aggregated by investment category and the length of time the individual securities have been in a continuous loss position:

	March 31, 2024
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. Treasuries	$0	$0	$0	$0	$0	$0
Securities of U.S. Government agencies and corporations	0	0	0	0	0	0
Mortgage-backed securities - residential	0	0	0	0	0	0
Mortgage-backed securities - commercial	0	0	27,547	(4,739)	27,547	(4,739)
Collateralized mortgage obligations	0	0	7,135	(662)	7,135	(662)
Obligations of state and other political subdivisions	2,912	(33)	2,580	(237)	5,492	(270)
Asset-backed securities	0	0	0	0	0	0
Other securities	0	0	28,158	(3,092)	28,158	(3,092)
Total	$2,912	$(33)	$65,420	$(8,730)	$68,332	$(8,763)

	December 31, 2023
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. Treasuries	$0	$0	$0	$0	$0	$0
Securities of U.S. Government agencies and corporations	0	0	0	0	0	0
Mortgage-backed securities - residential	0	0	0	0	0	0
Mortgage-backed securities - commercial	0	0	28,298	(4,628)	28,298	(4,628)
Collateralized mortgage obligations	0	0	7,431	(539)	7,431	(539)
Obligations of state and other political subdivisions	1,128	(3)	1,488	(212)	2,616	(215)
Asset-backed securities	0	0	0	0	0	0
Other securities	0	0	27,869	(3,381)	27,869	(3,381)
Total	$1,128	$(3)	$65,086	$(8,760)	$66,214	$(8,763)

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

Lending activities are primarily concentrated in states where the Bank operates banking centers (Ohio, Indiana, Kentucky and Illinois). First Financial also has certain specialty lending platforms that extend beyond the geographic banking center footprint. These specialty finance businesses provide insurance premium financing, equipment lease financing and financing to franchise owners and clients within the financial services industry.

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

The following table sets forth the Company's loan portfolio at March 31, 2024 by risk attribute and origination date as well as current period gross chargeoffs:

(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Term Total	Revolving	Total
Commercial & industrial
Pass	$851,420	$813,714	$381,849	$250,566	$310,397	$97,382	$2,705,328	$763,541	$3,468,869
Special mention	1,428	11,177	810	774	16,139	0	30,328	10,193	40,521
Substandard	3,212	23,504	15,243	405	11,339	190	53,893	28,145	82,038
Doubtful	0	0	0	0	0	0	0	0	0
Total	$856,060	$848,395	$397,902	$251,745	$337,875	$97,572	$2,789,549	$801,879	$3,591,428
YTD Gross chargeoffs	$0	$169	$1,046	$82	$65	$1,333	$2,695	$0	$2,695
Lease financing
Pass	$296,467	$126,286	$15,991	$8,620	$3,903	$25,658	$476,925	$0	$476,925
Special mention	4,515	7,628	0	0	0	0	12,143	0	12,143
Substandard	170	764	87	0	2,773	0	3,794	0	3,794
Total	$301,152	$134,678	$16,078	$8,620	$6,676	$25,658	$492,862	$0	$492,862
YTD Gross chargeoffs	$0	$0	$0	$3	$0	$0	$3	$0	$3
Construction real estate
Pass	$207,191	$262,016	$116,097	$1,041	$6,128	$19,089	$611,562	$1,071	$612,633
Special mention	0	0	0	16,588	12,375	0	28,963	0	28,963
Substandard	0	0	0	0	0	0	0	0	0
Total	$207,191	$262,016	$116,097	$17,629	$18,503	$19,089	$640,525	$1,071	$641,596
YTD Gross chargeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial real estate - investor
Pass	$475,608	$593,740	$457,647	$258,943	$1,125,418	$152,336	$3,063,692	$30,139	$3,093,831
Special mention	0	10,600	9,091	280	50,407	0	70,378	0	70,378
Substandard	0	0	0	5,325	30,618	0	35,943	0	35,943
Doubtful	0	0	0	0	0	0	0	0	0

Table of Content

(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Term Total	Revolving	Total
Total	$475,608	$604,340	$466,738	$264,548	$1,206,443	$152,336	$3,170,013	$30,139	$3,200,152
YTD Gross chargeoffs	$0	$0	$0	$0	$788	$4,531	$5,319	$0	$5,319
Commercial real estate - owner
Pass	$138,580	$173,395	$122,326	$138,745	$280,584	$33,987	$887,617	$20,585	$908,202
Special mention	0	0	3,407	85	15,257	0	18,749	0	18,749
Substandard	0	0	5,947	2,102	10,817	0	18,866	0	18,866
Total	$138,580	$173,395	$131,680	$140,932	$306,658	$33,987	$925,232	$20,585	$945,817
YTD Gross chargeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Residential real estate
Performing	$347,008	$220,697	$251,735	$185,921	$301,620	$21,728	$1,328,709	$0	$1,328,709
Nonperforming	237	570	3,078	3,541	8,542	0	15,968	0	15,968
Total	$347,245	$221,267	$254,813	$189,462	$310,162	$21,728	$1,344,677	$0	$1,344,677
YTD Gross chargeoffs	$0	$0	$25	$16	$0	$24	$65	$0	$65
Home equity
Performing	$28,006	$22,443	$28,145	$31,994	$29,944	$6,706	$147,238	$619,832	$767,070
Nonperforming	20	87	365	27	362	0	861	5,880	6,741
Total	$28,026	$22,530	$28,510	$32,021	$30,306	$6,706	$148,099	$625,712	$773,811
YTD Gross chargeoffs	$0	$25	$0	$0	$0	$0	$25	$0	$25
Installment
Performing	$13,676	$34,337	$19,054	$3,315	$4,887	$3,779	$79,048	$72,290	$151,338
Nonperforming	129	1,220	470	23	11	26	1,879	621	2,500
Total	$13,805	$35,557	$19,524	$3,338	$4,898	$3,805	$80,927	$72,911	$153,838
YTD Gross chargeoffs	$0	$281	$1,261	$624	$40	$30	$2,236	$0	$2,236
Credit cards
Performing	$0	$0	$0	$0	$0	$0	$0	$60,737	$60,737
Nonperforming	0	0	0	0	0	0	0	202	202
Total	$0	$0	$0	$0	$0	$0	$0	$60,939	$60,939
YTD Gross chargeoffs	$0	$0	$0	$0	$0	$0	$0	$794	$794
Total Loans	$2,367,667	$2,302,178	$1,431,342	$908,295	$2,221,521	$360,881	$9,591,884	$1,613,236	$11,205,120
Total YTD Gross Chargeoffs	$0	$475	$2,332	$725	$893	$5,918	$10,343	$794	$11,137

Table of Content
The following table sets forth the Company's loan portfolio at December 31, 2023 by risk attribute and origination date:

(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Term Total	Revolving	Total
Commercial & industrial
Pass	$848,448	$736,213	$414,460	$265,143	$113,296	$226,970	$2,604,530	$774,080	$3,378,610
Special mention	0	13,373	4,970	882	19,560	1,328	40,113	8,882	48,995
Substandard	3,133	21,505	11,483	1,205	1,023	9,990	48,339	25,277	73,616
Total	$851,581	$771,091	$430,913	$267,230	$133,879	$238,288	$2,692,982	$808,239	$3,501,221
YTD Gross chargeoffs	$10	$2,978	$7,267	$7,055	$936	$929	$19,175	$0	$19,175
Lease financing
Pass	$261,064	$186,997	$6,404	$1,189	$2,222	$523	$458,399	$0	$458,399
Special mention	4,761	8,047	0	0	0	0	12,808	0	12,808
Substandard	1,407	1,961	97	0	145	0	3,610	0	3,610
Total	$267,232	$197,005	$6,501	$1,189	$2,367	$523	$474,817	$0	$474,817
YTD Gross chargeoffs	$0	$0	$4,423	$0	$0	$0	$4,423	$0	$4,423
Construction real estate
Pass	$170,259	$208,446	$108,886	$27,686	$7,784	$6,165	$529,226	$19,275	$548,501
Special mention	0	0	0	16,331	0	0	16,331	0	16,331
Substandard	0	0	0	0	0	0	0	0	0
Total	$170,259	$208,446	$108,886	$44,017	$7,784	$6,165	$545,557	$19,275	$564,832
YTD Gross chargeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial real estate - investor
Pass	$468,579	$595,423	$473,325	$261,794	$554,893	$636,598	$2,990,612	$39,668	$3,030,280
Special mention	7,894	9,345	12,134	110	32,756	14,204	76,443	0	76,443
Substandard	0	0	0	6,238	0	25,668	31,906	0	31,906
Total	$476,473	$604,768	$485,459	$268,142	$587,649	$676,470	$3,098,961	$39,668	$3,138,629
YTD Gross chargeoffs	$0	$0	$859	$2,030	$0	$3,119	$6,008	$0	$6,008
Commercial real estate - owner
Pass	$138,932	$175,336	$130,240	$138,919	$86,182	$215,458	$885,067	$22,639	$907,706
Special mention	396	45	179	2,403	462	19,807	23,292	0	23,292
Substandard	0	0	3,919	835	1,324	5,234	11,312	0	11,312
Doubtful	0	0	0	0	0	0	0	0	0
Total	$139,328	$175,381	$134,338	$142,157	$87,968	$240,499	$919,671	$22,639	$942,310
YTD Gross chargeoffs	$0	$0	$0	$2,643	$1	$71	$2,715	$0	$2,715
Residential real estate
Performing	$325,304	$234,583	$255,964	$188,212	$101,663	$210,583	$1,316,309	$0	$1,316,309
Nonperforming	243	917	2,584	3,496	2,160	7,965	17,365	0	17,365
Total	$325,547	$235,500	$258,548	$191,708	$103,823	$218,548	$1,333,674	$0	$1,333,674
YTD Gross chargeoffs	$0	$0	$8	$1	$27	$3	$39	$0	$39
Home equity
Performing	$28,979	$23,175	$29,084	$32,917	$9,883	$22,419	$146,457	$606,183	$752,640
Nonperforming	20	69	258	162	138	317	964	5,072	6,036
Total	$28,999	$23,244	$29,342	$33,079	$10,021	$22,736	$147,421	$611,255	$758,676
YTD Gross chargeoffs	$0	$0	$7	$0	$174	$159	$340	$0	$340
Installment
Performing	$16,026	$39,212	$22,961	$3,923	$1,691	$3,768	$87,581	$68,673	$156,254
Nonperforming	196	1,142	742	12	12	30	2,134	690	2,824
Total	$16,222	$40,354	$23,703	$3,935	$1,703	$3,798	$89,715	$69,363	$159,078
YTD Gross chargeoffs	$168	$3,189	$2,903	$154	$5	$23	$6,442	$0	$6,442
Credit cards

Table of Content

(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Term Total	Revolving	Total
Performing	$0	$0	$0	$0	$0	$0	$0	$59,438	$59,438
Nonperforming	0	0	0	0	0	0	0	501	501
Total	$0	$0	$0	$0	$0	$0	$0	$59,939	$59,939
YTD Gross chargeoffs	$0	$0	$0	$0	$0	$0	$0	$1,173	$1,173
Total Loans	$2,275,641	$2,255,789	$1,477,690	$951,457	$935,194	$1,407,027	$9,302,798	$1,630,378	$10,933,176
Total YTD Gross Chargeoffs	$178	$6,167	$15,467	$11,883	$1,143	$4,304	$39,142	$1,173	$40,315

Delinquency. Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the date of the scheduled payment.

Loan delinquency, including loans classified as nonaccrual, was as follows:

	As of March 31, 2024
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 89 days past due	Total past due	Current	Total	> 89 days past due and still accruing
Loans
Commercial & industrial	$2,048	$1,015	$3,695	$6,758	$3,584,670	$3,591,428	$0
Lease financing	1,041	368	617	2,026	490,836	492,862	617
Construction real estate	0	0	0	0	641,596	641,596	0
Commercial real estate-investor	7	0	17,364	17,371	3,182,781	3,200,152	0
Commercial real estate-owner	1,617	79	5,691	7,387	938,430	945,817	0
Residential real estate	4,169	1,561	2,697	8,427	1,336,250	1,344,677	0
Home equity	2,764	355	2,479	5,598	768,213	773,811	0
Installment	1,009	590	733	2,332	151,506	153,838	0
Credit card	789	272	202	1,263	59,676	60,939	203
Total	$13,444	$4,240	$33,478	$51,162	$11,153,958	$11,205,120	$820

	As of December 31, 2023
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 89 days past due	Total past due	Current	Total	> 89 days past due and still accruing
Loans
Commercial & industrial	$1,717	$733	$4,822	$7,272	$3,493,949	$3,501,221	$376
Lease financing	790	1,028	4,224	6,042	468,775	474,817	1,151
Construction real estate	0	0	0	0	564,832	564,832	0
Commercial real estate-investor	19	16,455	6,238	22,712	3,115,917	3,138,629	0
Commercial real estate-owner	269	205	5,290	5,764	936,546	942,310	0
Residential real estate	4,786	1,929	3,744	10,459	1,323,215	1,333,674	0
Home equity	1,998	1,082	1,919	4,999	753,677	758,676	0
Installment	1,157	864	669	2,690	156,388	159,078	0
Credit card	320	211	501	1,032	58,907	59,939	501
Total	$11,056	$22,507	$27,407	$60,970	$10,872,206	$10,933,176	$2,028

Financial Difficulty Modifications. FDM might result when a borrower is in financial distress, and may be in the form of principal forgiveness, an interest rate reduction, a term extension or an other-than-insignificant payment delay. In some cases, the Company might provide multiple types of modifications for a single loan. One type of modification, such as delay, may be granted initially, however, if the borrower continues to experience financial difficulty, another modification, such as term extension and/or interest rate reduction might be granted. Loans included in the "combination" column in the table that follows have more than one modification made to the same loan within the current reporting period. Additionally, modifications with a term extension or interest rate reduction are intended to reduce the borrower’s monthly payment, while modifications with a payment delay, which typically allow borrowers to make monthly payments, interest only payments for a period of time, are structured to cure the payment defaults by making delinquent payments due at maturity. Payment deferrals may be up to one year and have minimal financial impact since the deferred payments are paid at maturity.

Table of Content

The following table provides the amortized cost basis, as of the period end date, of FDMs that were granted modifications during the three months ended March 31, 2024 and 2023:

	Three months ended March 31, 2024
(Dollars in thousands)	Principal forgiveness	Payment delay	Term extension	Interest rate reduction	Combination: Term extension and interest rate reduction	Total	Percent of total class of loans
Commercial & industrial	$0	$0	$7,548	$0	$0	$7,548	0.21%
Residential real estate	0	556	0	0	0	556	0.04%
Home equity	0	40	0	0	0	40	0.01%
Total	$0	$596	$7,548	$0	$0	$8,144	0.07%

	Three months ended March 31, 2023
(Dollars in thousands)	Principal forgiveness	Payment delay	Term extension	Interest rate reduction	Combination: Term extension and interest rate reduction	Total	Percent of total class of loans
Residential real estate	$0	$725	$106	$0	$58	$889	0.08%
Home equity	0	0	0	0	15	15	0.00%
Total	$0	$725	$106	$0	$73	$904	0.08%

The following table provides the financial effect of FDMs granted during the three months ended March 31, 2024 and 2023:

	Three months ended March 31, 2024
(Dollars in thousands)	Principal forgiveness	Weighted average interest rate reduction	Weighted average term extension
Commercial & industrial	$0	0.00%	0.2 years
Total	$0	0.00%	0.2 years

	Three months ended March 31, 2023
(Dollars in thousands)	Principal forgiveness	Weighted average interest rate reduction	Weighted average term extension
Residential real estate	$0	2.00%	11.6 years
Home equity	0	0.31%	22.6 years
Total	$0	1.66%	12.5 years

The Company has committed to lend no additional amounts to the borrowers who have been classified as FDM as of either March 31, 2024 or March 31, 2023. Additionally, there were three FDMs with a balance of $0.2 million that defaulted during the three months ended March 31, 2024 and were classified as FDMs during the twelve months preceding the default date. There were no FDMs that defaulted during the three months ended March 31, 2023.

Table of Content
The Company closely monitors the performance of FDMs to understand the effectiveness of its modification efforts. The following table provides the performance of loans, as of the period end date, of FDMs granted during the twelve months preceding March 31, 2024.

	Twelve months ended March 31, 2024
(Dollars in thousands)	Current	30 – 59 days past due	60 – 89 days past due	> 89 days past due	Total
Commercial & industrial	$7,897	$0	$0	$2,266	$10,163
Residential real estate	1,091	163	173	304	1,731
Home equity	130	67	0	21	218
Total	$9,118	$230	$173	$2,591	$12,112

The following table presents the performance as of March 31, 2023 for FDMs granted since the January 1, 2023 adoption date.

	Three months ended March 31, 2023
(Dollars in thousands)	Current	30 – 59 days past due	60 – 89 days past due	> 89 days past due	Total
Residential real estate	$889	$0	$0	$0	$889
Home equity	15	0	0	0	15
Total	$904	$0	$0	$0	$904

Nonaccrual loans. Loans are classified as nonaccrual when, in the opinion of management, collection of principal or interest is doubtful or when principal or interest payments are 90 days or more past due. Generally, loans are classified as nonaccrual due to the continued failure to adhere to contractual payment terms by the borrower, coupled with other pertinent factors. When a loan is classified as nonaccrual, the accrual of interest income is discontinued and previously accrued but unpaid interest is reversed. Any payments received while a loan is on nonaccrual status are applied as a reduction to the carrying value of the loan. A loan classified as nonaccrual may return to accrual status if none of the principal and interest is due and unpaid, and the Bank expects repayment of the remaining contractual principal and interest.

First Financial individually reviews all nonaccrual loan relationships greater than $250,000 to determine if a specific reserve is required based on the borrower’s overall financial condition, resources and payment record, support from guarantors and the realizable value of any collateral. Specific reserves are based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.

The following table provides information on nonaccrual loans and leases:

	March 31, 2024			December 31, 2023
(Dollars in thousands)	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual
Nonaccrual loans
Commercial & industrial	$5,506	$9,026	$14,532	$3,329	$12,417	$15,746
Lease financing	2,896	898	3,794	1,505	2,105	3,610
Construction real estate	0	0	0	0	0	0
Commercial real estate	0	23,055	23,055	16,356	11,628	27,984
Residential real estate	0	12,836	12,836	0	14,067	14,067
Home equity	0	4,036	4,036	0	3,476	3,476
Installment	0	984	984	0	870	870
Total nonaccrual loans	$8,402	$50,835	$59,237	$21,190	$44,563	$65,753

First Financial recognized interest income on nonaccrual loans and leases of $0.3 million for both the three months ended March 31, 2024 and March 31, 2023.

Table of Content
A loan is considered to be collateral dependent when the borrower is experiencing financial difficulty and the repayment is expected to be provided substantially through the operation or sale of collateral. The following table presents the amortized cost basis of collateral dependent loans by class of loan.

	March 31, 2024
	Type of Collateral
(Dollar in thousands)	Business assets	Commercial real estate	Equipment	Land	Residential real estate	Other	Total
Class of loan
Commercial & industrial	$10,939	$0	$3,249	$0	$0	$344	$14,532
Lease financing	0	0	3,794	0	0	0	3,794
Commercial real estate-investor	0	17,365	0	0	0	0	17,365
Commercial real estate-owner	0	3,797	1,893	0	0	0	5,690
Residential real estate	0	0	0	0	12,836	0	12,836
Home equity	0	0	0	0	4,036	0	4,036
Installment	0	0	0	0	0	984	984
Total	$10,939	$21,162	$8,936	$0	$16,872	$1,328	$59,237

	December 31, 2023
	Type of Collateral
(Dollar in thousands)	Business assets	Commercial real estate	Equipment	Land	Residential real estate	Other	Total
Class of loan
Commercial & industrial	$10,952	$0	$3,869	$0	$0	$925	$15,746
Lease financing	0	0	3,610	0	0	0	3,610
Commercial real estate-investor	0	22,694	0	0	0	0	22,694
Commercial real estate-owner	0	3,397	1,893	0	0	0	5,290
Residential real estate	0	0	0	0	14,067	0	14,067
Home equity	0	0	0	0	3,476	0	3,476
Installment	0	0	0	0	0	870	870
Total	$10,952	$26,091	$9,372	$0	$17,543	$1,795	$65,753

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

Table of Content
The components of the Company's net investments in direct financing and sales-type leases, which are included in Lease financing on the Consolidated Balance Sheets are as follows:

(Dollar in thousands)	March 31, 2024	December 31, 2023
Direct financing leases
Lease receivables	$14,898	$16,272
Unguaranteed residual values	11,798	11,402
Sales-type leases
Lease receivables	463,030	444,144
Unguaranteed residual values	3,136	2,999
Total net investment in direct financing and sales-type leases	$492,862	$474,817

Interest income for direct financing and sales-type leases was $8.4 million and $4.9 million for the three months ended March 31, 2024 and March 31, 2023, respectively.

The remaining maturities of lease receivables were as follows:

(Dollars in thousands)	Direct financing and Sales-type
Remainder of 2023	$111,848
2024	142,499
2025	120,393
2026	92,857
2027	48,059
Thereafter	34,029
Total lease payments	549,685
Less: unearned interest income	(71,757)
Net lease receivables	$477,928

Table of Content
OREO. OREO consists of properties acquired by the Company primarily through the loan foreclosure or repossession process, that results in partial or total satisfaction of problem loans.

Changes in OREO were as follows:

	Three months ended
	March 31,
(Dollars in thousands)	2024	2023
Balance at beginning of period	$106	$191
Additions
Commercial real estate	0	0
Residential real estate	55	0
Total additions	55	0
Disposals
Commercial real estate	0	0
Residential real estate	0	0
Total disposals	0	0
Valuation adjustment
Commercial real estate	0	0
Residential real estate	0	0
Total valuation adjustment	0	0
Balance at end of period	$161	$191

NOTE 5:  ALLOWANCE FOR CREDIT LOSSES

Allowance for credit losses - loans and leases. The ACL is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. The ACL is increased by provision expense and decreased by charge-offs, net of recoveries of amounts previously charged-off. First Financial's policy is to charge-off all or a portion of a loan when, in management's opinion, it is unlikely to collect the principal amount owed in full either through payments from the borrower or a guarantor or from the liquidation of collateral. Similarly, upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. Cumulative recovery payments credited to the ACL for any loan do not exceed the amount charged-off. Accrued interest receivable on loans and leases, which totaled $60.1 million and $56.9 million as of March 31, 2024 and December 31, 2023, respectively, is excluded from the estimate of credit losses.

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

The ACL is measured on a collective (pool) basis when similar risk characteristics exist. The Company has identified the following portfolio segments and measures the ACL using the following methods:

Commercial and industrial – C&I loans include revolving lines of credit and term loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases, leasehold improvements or other projects. C&I loans are generally underwritten individually and secured with the assets of the Company and/or the personal guarantee of the business owners. C&I loans also include ABL, equipment and leasehold improvement financing for franchisees in the quick service and casual dining restaurant sector, insurance premium financing and commission-based loans to insurance agents and brokers. ABL transactions typically involve larger commercial clients and are secured by specific assets, such as inventory, accounts receivable, machinery and equipment. In the franchise lending space, First Financial focuses on a limited number of restaurant concepts that have sound economics, low closure rates and strong brand awareness within specified local, regional or national markets. Within the insurance lending platform, First Financial serves insurance agents and brokers that are looking to

Table of Content
maximize their book-of-business value and grow their agency business. Expected default activity in the C&I portfolio is based on forecasted manufacturing overtime hours and business bankruptcies. Changes in forecasted expectations for these economic variables could result in volatility in the Company’s ACL in future periods.

Lease financing – Lease financing consists of lease transactions for the acquisition of both new and used business equipment for commercial clients. Lease products may include tax leases, finance leases, lease lines of credit and interim funding. The credit underwriting for lease transactions includes detailed analysis of the lessee's industry and business model, nature of the equipment, equipment resale values, historical and projected cash flow analysis, secondary sources of repayment and guarantor, in addition to other considerations.

The ACL model for leases sources expected default rates from the C&I portfolio model. Therefore, changes in forecasted expectations for manufacturing overtime hours and business bankruptcies could result in volatility in the Company's ACL as it pertains to finance leases in future periods.

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

The construction ACL model is adjusted for forecasted changes in rental vacancy rates in the Bank’s geographic footprint and the housing price index. Changes in forecasted expectations for these economic variables could result in volatility in the Company's ACL in future periods.

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

First Financial models owner-occupied and investor CRE separately when determining the ACL. For owner occupied CRE, the model is adjusted for forecasted changes in S&P 500 performance, CRE prices, and business bankruptcies. The investor CRE loans model is adjusted by forecasted S&P 500 performance, the return on rental property (NCREIF Property Index) and business bankruptcies. Changes in forecasted expectations for these economic variables could result in volatility in the Company’s ACL in future periods.

Residential real estate – Residential real estate loans represent loans to consumers for the financing of a residence. These loans generally have a 15 to 30 year term and a fixed interest rate, but may have a shorter term to maturity or an adjustable interest rate. In most cases, these loans are extended to borrowers to finance their primary residence. First Financial sells residential real estate loan originations into the secondary market on both servicing retained and servicing released bases. Residential real estate loans are generally underwritten to secondary market lending standards, utilizing underwriting processes that rely on empirical data to assess credit risk as well as analysis of the borrower's ability to repay their obligations, credit history, the amount of any down payment and the market value or other characteristics of the property. First Financial also offers a residential mortgage product that features similar borrower credit characteristics but a more streamlined underwriting process than typically required to sell to government-sponsored enterprises and thus is retained on the Consolidated Balance Sheets.

The residential real estate ACL model is adjusted for forecasted changes in household price index, housing starts, mortgage debt service ratio, home sales, and disposable income. Changes in forecasted expectations for these economic variables could result in volatility in the Company's ACL in future periods.

Home equity – Home equity lending includes both term loans and revolving lines of credit secured by a first or second lien on the borrower’s residence. Home equity lending underwriting considerations include the borrower's credit history as well as debt-to-income and loan-to-value policy limits.

The home equity ACL model is adjusted for forecasted changes in personal bankruptcies and outstanding consumer credit. Changes in forecasted expectations for these economic variables could result in volatility in the Company's ACL in future periods.

Table of Content

Installment – Installment lending consists of consumer loans not secured by real estate, including loans secured by automobiles and unsecured personal loans.

The installment ACL model is adjusted for forecasted changes in household consumer debt service ratio, outstanding consumer credit and CPI. Changes in forecasted expectations for these economic variables could result in volatility in the Company's ACL in future periods.

Credit card – Credit card lending consists of secured and unsecured revolving lines of credit to consumer and business customers. Credit card lines are generally available for an indefinite period of time as long as the borrower's credit characteristics do not materially or adversely change, but lines are unconditionally cancellable by the Company at any time.

The credit card ACL model is adjusted for forecasted changes in prime rate, outstanding consumer credit and household mortgage debt service ratio. Changes in forecasted expectations for these economic variables could result in volatility in the Company's ACL in future periods.

The Company utilized the Moody's March baseline forecast as its R&S forecast in the quantitative model. For reasonableness, the Company also considered the impact to the model from alternative, more adverse economic forecasts and slower prepayment speeds. These alternative analyses were utilized to inform the Company's qualitative adjustments. Additionally, First Financial considered its credit exposure to certain industries believed to be at risk for future credit stress, such as franchise, office, hotel and investor commercial real estate lending when making qualitative adjustments to the ACL model.

First Financial's ACL is influenced by loan volumes, risk rating migration or delinquency status, and other conditions impacting loss expectations, such as reasonable and supportable forecasts of economic conditions. The ACL as of March 31, 2024 increased slightly from year end primarily due to loan growth during the first quarter.

Changes in the allowance by loan category were as follows:

	Three months ended March 31, 2024
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction real estate	Commercial real estate	Residential real estate	Home equity	Installment	Credit card	Total
Allowance for credit losses:
Beginning balance	$44,319	$12,365	$11,003	$34,903	$18,088	$13,322	$4,888	$2,545	$141,433
Provision for credit losses	4,233	(518)	2,334	4,789	(330)	(380)	2,623	668	13,419
Loans charged off	(2,695)	(3)	0	(5,319)	(65)	(25)	(2,236)	(794)	(11,137)
Recoveries	162	59	0	38	24	80	145	51	559
Total net charge-offs	(2,533)	56	0	(5,281)	(41)	55	(2,091)	(743)	(10,578)
Ending allowance for credit losses	$46,019	$11,903	$13,337	$34,411	$17,717	$12,997	$5,420	$2,470	$144,274

	Three months ended March 31, 2023
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction real estate	Commercial real estate	Residential real estate	Home equity	Installment	Credit card	Total
Allowance for credit losses:
Beginning balance	$42,313	$3,571	$13,527	$41,106	$12,684	$12,447	$4,945	$2,384	$132,977
Provision for credit losses	4,213	391	119	(1,258)	2,786	944	1,218	231	8,644
Loans charged off	(730)	(13)	0	(66)	0	(91)	(1,524)	(217)	(2,641)
Recoveries	109	1	0	2,238	66	80	54	63	2,611
Total net charge-offs	(621)	(12)	0	2,172	66	(11)	(1,470)	(154)	(30)
Ending allowance for credit losses	$45,905	$3,950	$13,646	$42,020	$15,536	$13,380	$4,693	$2,461	$141,591

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

The ACL on unfunded commitments was $16.2 million as of March 31, 2024 and $18.4 million as of December 31, 2023. Additionally, First Financial recorded provision recapture related to the allowance on unfunded commitments of $2.3 million

Table of Content
for the three months ended March 31, 2024. For the three months ended March 31, 2023, First Financial recorded provision expense for credit losses on unfunded commitments of $1.8 million.

NOTE 6:  LEASES - LESSEE

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. For contracts where First Financial is a lessee, the recipient of the right to control, substantially all of those agreements are for real estate property for branches, ATM locations and office space.

Substantially all of the company's lessee contracts are classified as operating leases. Under Topic 842, operating lease agreements are required to be recognized on the Consolidated Balance Sheets as an ROU asset and a corresponding lease liability. The Company's right to use an asset over the life of a lease is recorded as a ROU asset in Accrued interest and other assets on the Consolidated Balance Sheets and was $52.9 million and $54.2 million at March 31, 2024 and December 31, 2023, respectively. Certain adjustments to the ROU asset may be required for items such as initial direct costs paid or incentives received. First Financial recorded a $63.1 million and $64.5 million lease liability in Accrued interest and other liabilities on the Consolidated Balance Sheets at March 31, 2024 and December 31, 2023, respectively.

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

The components of lease expense were as follows:

	Three months ended
	March 31,
(Dollars in thousands)	2024	2023
Operating lease cost	$2,044	$1,914
Variable lease cost	790	758
Total operating lease cost	$2,834	$2,672

Table of Content
Future minimum commitments due under these lease agreements as of March 31, 2024 are as follows:

(Dollars in thousands)	Operating leases
2024 (remaining nine months)	$5,974
2025	7,788
2026	7,509
2027	7,181
2028	7,117
Thereafter	43,793
Total lease payments	79,362
Less imputed interest	(16,267)
Total	$63,095

The weighted average remaining lease term and discount rate for the Company's operating leases were as follows:

	March 31, 2024	December 31, 2023
Operating leases
Weighted-average remaining lease term	12.2 years	12.3 years
Weighted-average discount rate	3.44%	3.43%

Supplemental cash information at March 31, 2024 and 2023 related to leases was as follows:

	Three months ended
	March 31,
(Dollars in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,121	$1,970
ROU assets obtained in exchange for lease obligations
Operating leases	174	501

NOTE 7: OPERATING LEASES - LESSOR

First Financial provides financing for various types of equipment through a variety of leasing arrangements. Operating leases are carried at cost less accumulated depreciation in the Consolidated Balance Sheets. Operating leases were $161.5 million and $153.2 million at March 31, 2024 and December 31, 2023, respectively, net of accumulated depreciation of $66.7 million and $62.1 million, respectively. The Company recorded lease income of $12.1 million and $10.2 million related to lease payments for operating leases in leasing business revenue in the Consolidated Statement of Income for the three months ended March 31, 2024 and 2023, respectively. Depreciation expense related to operating lease equipment was $9.8 million and $7.9 million for the three months ended March 31, 2024 and 2023, respectively.

First Financial performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. First Financial recognized no impairment losses associated with operating lease assets for the three months ended March 31, 2024 or 2023. Recognized impairment losses, if any, would be recorded in Leasing business income in the Consolidated Statements of Income.

Table of Content
The future lease payments receivable from operating leases as of March 31, 2024 are as follows:

(Dollars in thousands)	Undiscounted cash flows
2024 (remaining nine months)	$35,686
2025	39,484
2026	29,190
2027	15,875
2028	8,582
Thereafter	3,629
Total operating lease payments	$132,446

NOTE 8:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill. Assets and liabilities acquired in a business combination are recorded at their estimated fair values as of the acquisition date. The excess of the purchase price of the acquisition over the fair value of net assets acquired is recorded as goodwill.

Changes in the carrying amount of goodwill for the three months ended March 31, 2024 and March 31, 2023 were as follows:

	Three months ended
	March 31,
(Dollars in thousands)	2024	2023
Balance at beginning of period	$1,005,868	$1,001,507
Goodwill resulting from business combinations	1,788	4,231
Balance at end of period	$1,007,656	$1,005,738

In the first quarter of 2024, First Financial recorded $1.8 million of goodwill related to the acquisition of Agile Premium Finance. Agile specializes in lending to commercial customers to finance insurance premiums. These loans are generally secured by the unearned premiums on the underlying insurance policies and are typically short in duration. This acquisition is consistent with First Financial's approach of adding niche financial services to its line up of core banking services and will complement First Financial's existing specialty lending business. The measurement period for recording adjustments to the fair value of assets and liabilities acquired in the Agile acquisition ends in February 2025.

In the first quarter of 2023, First Financial recorded $4.2 million of goodwill related to the acquisition of the assets of Brady Ware Capital. Brady Ware Capital specializes in buy-side and sell-side consulting services for mid-sized businesses. Similar to Agile, this acquisition is consistent with First Financial's approach of adding niche financial services to further expand its broad service offerings. In May 2023, First Financial also acquired Brady Ware Corporate Finance, a broker-dealer and member of FINRA. First Financial recorded $0.1 million of goodwill in connection with the acquisition of Brady Ware Corporate Finance. The fair value measurements of Brady Ware assets and liabilities are subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values become available, and the measurement period ended in January 2024 for Brady Ware Capital. The measurement period for recording adjustments to the fair value of assets and liabilities ends in May 2024 for Brady Ware Corporate Finance.

Goodwill is evaluated for impairment on an annual basis as of October 1 of each year, or whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value. First Financial performed its most recent annual impairment test as of October 1, 2023 and no impairment was indicated. As of March 31, 2024, no events or changes in circumstances indicated that the fair value of the reporting unit was below its carrying value.

Other intangible assets. Other intangible assets consist primarily of core deposit, customer lists, mortgage servicing rights and other miscellaneous intangibles, such as purchase commissions, non-compete agreements, trade name intangibles and premium finance servicing rights.

Core deposit intangibles represent the estimated fair value of acquired customer deposit relationships on the date of acquisition and are amortized on an accelerated basis over their estimated useful lives. First Financial's core deposit intangibles have an estimated weighted average remaining life of 4.0 years.

Table of Content

First Financial recorded a customer list intangible asset in conjunction with the Agile, Summit and Bannockburn acquisitions to account for the obligation or advantage on the part of either the Company or the customer to continue the pre-existing relationship subsequent to the merger. These customer list intangibles are being amortized on a straight-line basis over their estimated used lives. The Agile customer list was $2.7 million at March 31, 2024 and is being amortized over a period of 13 years. The Summit customer list was $24.5 million and $25.1 million at March 31, 2024 and December 31, 2023, respectively, and is being amortized over 12 years. The Bannockburn customer list was $23.0 million and $23.9 million at March 31, 2024 and December 31, 2023, respectively, and is being amortized over 11 years.

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

Amortization expense recognized on other intangible assets for the three months ended March 31, 2024 and March 31, 2023 was $3.1 million and $3.3 million, which includes MSR amortization of $0.8 million and $0.7 million, respectively.

The gross carrying amount and accumulated amortization of other intangible assets at March 31, 2024 and December 31, 2023 were as follows:

(Dollars in thousands)	March 31, 2024		December 31, 2023
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Core deposit intangibles	$41,750	$(30,121)	$41,750	$(29,395)
Customer list	72,278	(22,094)	69,563	(20,553)
Other	11,931	(5,485)	10,960	(5,477)
Mortgage servicing rights	24,556	(7,212)	23,791	(6,690)
Total	$150,515	$(64,912)	$146,064	$(62,115)

NOTE 9:  BORROWINGS

Short-term borrowings on the Consolidated Balance Sheets include repurchase agreements utilized for corporate sweep accounts with cash management account agreements in place, federal funds purchased, overnight advances from the FHLB and a short-term line of credit.

All repurchase agreements are subject to terms and conditions agreed to by the Bank and the client. To secure its liability to the client, the Bank is authorized to sell or repurchase U.S. Treasury, government agency and mortgage-backed securities. As of both March 31, 2024 and December 31, 2023, the Bank had no securities sold under agreements to repurchase.

First Financial had no federal funds purchased at March 31, 2024 or December 31, 2023, while the Company had $700.0 million and $800.0 million in short-term borrowings with the FHLB at March 31, 2024 and December 31, 2023, respectively. These short-term borrowings are used to manage normal liquidity needs and support the Company's asset and liability management strategies. Additionally, at March 31, 2024 and December 31, 2023, other short-term borrowings included $162.1 million and $137.8 million, respectively, of collateral owed to counterparty banks by First Financial.

First Financial also has a $40.0 million short-term credit facility with an unaffiliated bank that matures in December 2024, which is considered a short-term borrowing. This facility has a variable interest rate and provides First Financial additional liquidity, if needed, for various corporate activities including the repurchase of First Financial common stock and the payment of dividends to shareholders. As of both March 31, 2024 and December 31, 2023, First Financial had no outstanding balance on this facility. The credit agreement requires First Financial to comply with certain covenants including those related to asset

Table of Content
quality and capital levels, and First Financial was in compliance with all covenants associated with this facility as of both March 31, 2024 and December 31, 2023. This credit facility also required First Financial to pledge as collateral the Bank's common stock where the lender is granted a security interest in this collateral.

The following is a summary of First Financial's short-term borrowings:

(Dollars in thousands)	March 31, 2024	December 31, 2023
FHLB short-term borrowings	$700,000	$800,000
Other short-term borrowings	162,145	137,814
Total short-term borrowings	$862,145	$937,814

First Financial had $343.2 million and $344.1 million of long-term debt as of March 31, 2024 and December 31, 2023 respectively, which included subordinated notes, capital lease liabilities and an interest free loan with a municipality.

The following is a summary of First Financial's long-term debt:

	March 31, 2024		December 31, 2023
(Dollars in thousands)	Amount	Average rate	Amount	Average rate
Subordinated notes	$314,276	5.59%	$314,163	5.60%
Unamortized debt issuance costs	(1,516)	N/A	(1,613)	N/A
Notes issued in conjunction with acquisition of property and equipment	28,112	4.37%	29,179	4.40%
Capital lease liability	1,589	3.84%	1,611	3.84%
Capital loan with municipality	775	0.00%	775	0.00%
Total long-term debt	$343,236	5.50%	$344,115	5.51%

In 2015, First Financial issued $120.0 million of subordinated notes, which have a fixed interest rate of 5.13% payable semiannually and mature in August 2025. These notes are not redeemable by the Company, or callable by the holders of the notes prior to maturity. Subordinated notes are included in Long-term debt on the Consolidated Balance Sheets and treated as Tier 2 capital for regulatory capital purposes, subject to certain limitations. When subordinated notes are within five years of maturity, the tier 2 capital eligibility reduces by 20% each year. This subordinated debt issued is eligible to be treated as Tier 2 capital for 20% of its original issuance amount at March 31, 2024 for regulatory capital purposes.

In April 2020, First Financial issued $150.0 million of fixed to floating rate subordinated notes. These subordinated notes have an initial fixed interest rate of 5.25% to, but excluding, May 15, 2025, payable semi-annually in arrears. From, and including, May 15, 2025, the interest rate on the subordinated notes will reset quarterly to a floating rate per annum equal to a benchmark rate, which is expected to be the then-current three-month term SOFR, plus 509 basis points, payable quarterly in arrears. The subordinated notes mature on May 15, 2030. These notes are redeemable by the Company in whole or in part beginning with the interest payment date of May 15, 2025. This subordinated debt issued in April 2020 that matures in May 2030, is eligible to be treated as Tier 2 capital for 100% of its original issuance amount at March 31, 2024 for regulatory capital purposes.

In addition, First Financial acquired $49.5 million of variable rate subordinated notes in the MSFG merger that were issued to previously formed trusts in exchange for the trust proceeds. These notes were recorded at fair value at the date of the MSFG merger and the Consolidated Balance Sheets include $44.3 million and $44.2 million for these notes at March 31, 2024 and December 31, 2023, respectively. Interest on the acquired subordinated notes is payable quarterly, in arrears, and the Company has the option to defer interest payments for a period not to exceed 20 consecutive quarters. These acquired subordinated notes mature 30 years after the date of original issuance and may be called at par following the 5 year anniversary of issuance. These variable rate subordinated notes are treated as Tier 1 capital for regulatory capital purposes.

Additionally, long-term borrowings included $28.1 million and $29.2 million of term notes, both with and without recourse, with an average interest rate of 4.37% and 4.40% at March 31, 2024 and December 31, 2023, respectively. These term notes were used to finance equity investments in the purchase of equipment to be leased to customers.

Table of Content
NOTE 10:  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss).  The following table summarizes the changes within each classification of AOCI:

	Three months ended March 31, 2024
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Unrealized gain (loss) on debt securities	$(16,734)	$(7,518)	$(9,216)	$2,030	$(7,186)	$(281,958)	$(7,186)	$(289,144)
Unrealized gain (loss) on derivatives	(5,521)	(199)	(5,322)	1,231	(4,091)	3,755	(4,091)	(336)
Retirement obligation	0	(375)	375	(87)	288	(31,117)	288	(30,829)
Foreign currency translation	(301)	0	(301)	0	(301)	(499)	(301)	(800)
Total	$(22,556)	$(8,092)	$(14,464)	$3,174	$(11,290)	$(309,819)	$(11,290)	$(321,109)

	Three months ended March 31, 2023
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Unrealized gain (loss) on debt securities	$39,079	$(19)	$39,098	$(8,613)	$30,485	$(325,925)	$30,485	$(295,440)
Unrealized gain (loss) on derivatives	0	0	0	0	0	0	0	0
Retirement obligation	0	(150)	150	(35)	115	(32,023)	115	(31,908)
Foreign currency translation	4	0	4	0	4	(715)	4	(711)
Total	$39,083	$(169)	$39,252	$(8,648)	$30,604	$(358,663)	$30,604	$(328,059)

The following table presents the activity reclassified from accumulated other comprehensive income into income during the three month periods ended March 31, 2024 and 2023, respectively:

	Amount reclassified from accumulated other comprehensive income (loss)
	Three months ended
	March 31,
(Dollars in thousands)	2024	2023	Affected Line Item in the Consolidated Statements of Income
Gains and losses on cash flow hedges
Interest rate contracts	$(199)	$0	Interest income - Loans and leases, including fees
Realized gain (loss) on securities available-for-sale	(7,518)	(19)	Net gain (loss) on sales of investments securities
Defined benefit pension plan
Amortization of prior service cost (1)	0	0	Other noninterest expense
Recognized net actuarial loss (1)	(375)	(150)	Other noninterest expense
Defined benefit pension plan total	(375)	(150)
Total reclassifications for the period, before tax	$(8,092)	$(169)
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

Table of Content
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

At March 31, 2024, for the interest rate client derivatives, the Company had a total counterparty notional amount outstanding of $2.2 billion, spread among six counterparties, with an estimated fair value of $120.0 million. At December 31, 2023, the Company had interest rate client derivatives with a total counterparty notional amount outstanding of $2.2 billion, spread among six counterparties, with an estimated fair value of $95.7 million.

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

Foreign exchange contracts. First Financial may enter into foreign exchange derivative contracts for the benefit of commercial customers to hedge their exposure to foreign currency fluctuations. Similar to the hedging of interest rate risk from interest rate client derivative contracts, First Financial also enters into foreign exchange contracts with major financial institutions to economically hedge a substantial portion of the exposure from client driven foreign exchange activity. These derivatives are classified as free-standing instruments with the revaluation gain or loss recorded in Foreign exchange income in the Consolidated Statements of Income. The Company has risk limits and internal controls in place to help ensure excessive risk is not being taken when providing this service to customers. These controls include a determination of currency volatility and credit equivalent exposure on these contracts. At March 31, 2024, the Company had total counterparty notional amount outstanding of $6.6 billion spread among five counterparties, with an estimated fair value of $36.3 million. At December 31, 2023, the Company had total counterparty notional amounts outstanding of $7.0 billion spread among five counterparties, with an estimated fair value of $23.9 million.

In connection with its use of foreign exchange contracts, First Financial and its counterparties may be required to post cash collateral to offset the market position of the derivative instruments. First Financial maintains the right to offset these derivative positions with the collateral posted against them by or with the relevant counterparties.

Cash Flow Hedges. In 2023, First Financial entered into interest rate collars and floors, which are designated as cash flow hedges. These cash flow hedges are utilized to mitigate interest rate risk on variable-rate commercial loan pools. As of both March 31, 2024 and December 31, 2023, hedges were determined to be effective and are expected to remain effective during the remaining terms. Changes in the fair value of cash flow hedges included in the assessment of hedge effectiveness are recorded in AOCI and reclassified from AOCI to current period earnings when the hedged item affects earnings. Reclassified gains and losses on interest rate contracts related to commercial and industrial loans are recorded within interest income in the Consolidated Statements of Income.

Table of Content
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

The notional value of the Company's cash flow hedges was $1.0 billion at March 31, 2024, with a $0.3 million loss recorded in AOCI in the Consolidated Balance Sheet. As of March 31, 2024, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 57 months. It is estimated that $0.7 million will be reclassified from OCI to interest income during the next 12 months.

At December 31, 2023, the notional value of the Company's cash flow hedges was $1.0 billion, with a $3.8 million gain recorded in AOCI in the Consolidated Balance Sheet. As of December 31, 2023, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows was 60 months.

The effect of derivative instruments in cash flow hedging relationships on the Consolidated Statements of Income for the three months ended March 31 were as follows:

Derivatives in Cash Flow Hedging Relationship	Location of Gain or (Loss) Reclassified from AOCI into income	Gain (loss) reclassified in AOCI on Derivatives		Gain (loss) recognized in OCI on Derivatives
(Dollars in thousands)		March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Interest rate contracts	Interest income/(expense)	$(199)	$0	$(336)	$0

The following table details the classification and amounts of interest rate derivatives, foreign exchange contracts and cash flow hedges recognized in the Consolidated Balance Sheets:

	March 31, 2024			December 31, 2023
		Estimated fair value			Estimated fair value
(Dollars in thousands)	Notional amount	Gain (1)	Loss (2)	Notional amount	Gain (1)	Loss (2)
Derivatives not designated as qualifying hedging instruments
Interest rate derivatives - instruments associated with loans
Matched interest rate contracts with borrowers	$2,202,947	$8,012	$(123,248)	$2,172,714	$13,232	$(104,343)
Matched interest rate contracts with counterparty	2,202,947	123,058	(8,012)	2,172,714	104,092	(13,232)
Foreign exchange contracts
Matched foreign exchange contracts with customers	6,571,536	99,421	(63,075)	7,021,569	84,731	(60,825)
Match foreign exchange contracts with counterparty	6,526,793	63,075	(99,421)	6,972,870	60,825	(84,731)
Total derivatives not designated as qualifying hedging instruments	17,504,223	293,566	(293,756)	18,339,867	262,880	(263,131)

Derivatives designated as qualifying hedging instruments
Cash flow hedges
Interest rate collars and floors	1,000,000	1,565	(170)	1,000,000	6,896	0
Total derivatives designated as qualifying hedging instruments	1,000,000	1,565	(170)	1,000,000	6,896	0
Total	$18,504,223	$295,131	$(293,926)	$19,339,867	$269,776	$(263,131)
(1) Derivative assets are included in Accrued interest and other assets in the Consolidated Balance Sheets.
(2) Derivative liabilities are included in Accrued interest and other liabilities in the Consolidated Balance Sheets.

Table of Content
The following table discloses the gross and net amounts of interest rate derivatives, foreign exchange contracts and cash flow hedges recognized in the Consolidated Balance Sheets:

	March 31, 2024			December 31, 2023
(Dollars in thousands)	Gross amounts of recognized assets (liabilities)	Gross amounts offset in the Consolidated Balance Sheets	Net amounts of assets/(liabilities) presented in the Consolidated Balance Sheets	Gross amounts of recognized assets (liabilities)	Gross amounts offset in the Consolidated Balance Sheets	Net amounts of assets/(liabilities) presented in the Consolidated Balance Sheets
Interest rate contracts (1)	$(131,070)	$322,455	$191,385	$(117,324)	$270,678	$153,354
Foreign exchange contracts	(162,496)	62,169	(100,327)	(145,556)	55,959	(89,597)
Cash flow hedges	1,735	97	1,832	6,896	(4,886)	2,010
Total	$(291,831)	$384,721	$92,890	$(255,984)	$321,751	$65,767
(1) Includes accrued interest receivable and collateral.

The following table details the derivative financial instruments and the average remaining maturities at March 31, 2024:

(Dollars in thousands)	Notional amount	Average maturity (years)	Fair value
Interest rate contracts
Receive fixed, matched interest rate contracts with borrower	$2,202,947	4.5	$(115,236)
Pay fixed, matched interest rate contracts with counterparty	2,202,947	4.5	115,046
Foreign exchange contracts
Foreign exchange contracts-pay USD	6,571,536	0.6	36,346
Foreign exchange contracts-receive USD	6,526,793	0.6	(36,346)
Total client derivatives	17,504,223	1.6	(190)

Cash flow hedges
Interest rate collars and floors on loan pools	1,000,000	3.3	1,395
Total cash flow hedges	1,000,000	3.3	1,395
Total	$18,504,223	1.7	$1,205

At March 31, 2024, the derivative collateral owed by the Company to counterparty banks was $142.1 million with $20.0 million restricted within cash and due from banks on the Company's Consolidated Balance Sheets and $162.1 million recorded in short-term borrowings. Derivative collateral owed by the Company to the counterparty banks at December 31, 2023 was $116.2 million with $21.6 million restricted within cash and due from banks and $137.8 million recorded in short-term borrowings.

Credit derivatives. In conjunction with participating interests in commercial loans, First Financial periodically enters into risk participation agreements with counterparties whereby First Financial either assumes or sells a portion of the credit exposure associated with an interest rate swap on the participated loan in exchange for a fee. Under these agreements, First Financial will either make a payment to or receive a payment from the counterparty if the loan customer defaults on its obligation to perform under the interest rate swap contract. The total notional value of the purchased risk agreements totaled $217.6 million as of March 31, 2024 and $232.5 million as of December 31, 2023. The total notional value of the sold risk agreements totaled $108.6 million as of March 31, 2024 and $109.2 million as of December 31, 2023. The net fair value of these agreements is recorded in Accrued interest and other liabilities on the Consolidated Balance Sheets and was $0.1 million at both March 31, 2024 and December 31, 2023.

Mortgage derivatives. First Financial enters into IRLCs and forward commitments for the future delivery of mortgage loans to third party investors, which are considered derivatives. When borrowers secure IRLCs with First Financial and the loans are intended to be sold, First Financial will enter into forward commitments for the future delivery of the loans to third party investors in order to hedge against the effect of changes in interest rates impacting IRLCs and loans held for sale. At March 31, 2024, the notional amount of the IRLCs was $43.6 million and the notional amount of forward commitments was $38.3 million.

Table of Content
As of December 31, 2023, the notional amount of IRLCs was $25.2 million and the notional amount of forward commitments was $25.5 million. The fair value on these agreements was $0.5 million and $0.3 million at March 31, 2024 and December 31, 2023, respectively, and was recorded in Accrued interest and other assets on the Consolidated Balance Sheets.

NOTE 12:  COMMITMENTS AND CONTINGENCIES

First Financial offers a variety of financial instruments including loan commitments and letters of credit to assist clients in meeting their requirement for liquidity and credit enhancement. GAAP does not require these financial instruments to be recorded in the Consolidated Financial Statements.

First Financial utilizes the same credit policies in issuing commitments and conditional obligations as it does for credit instruments recorded on the Consolidated Balance Sheets. First Financial’s exposure to credit loss in the event of non-performance by the counterparty was represented by the contractual amounts of those instruments. First Financial adopted ASC 326 and therefore estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life consistent with the Company's ACL methodology for loans and leases. Adjustments to the reserve for unfunded commitments are recorded in Provision for credit losses - unfunded commitments in the Consolidated Statements of Income. First Financial had $16.2 million and $18.4 million of reserves for unfunded commitments recorded in Accrued interest and other liabilities on the Consolidated Balance Sheets at March 31, 2024 and December 31, 2023, respectively.

First Financial had commitments to extend credit, including overdraft lending lines, of $4.4 billion at March 31, 2024 and $4.5 billion at December 31, 2023. As of March 31, 2024, commitments with a fixed interest rate totaled $91.6 million while commitments with variable interest rates totaled $4.3 billion. At December 31, 2023, commitments with a fixed interest rate totaled $108.2 million while commitments with variable interest rates totaled $4.4 billion. First Financial's fixed rate commitments have interest rates ranging from 0.00% to 21.00% at both March 31, 2024 and December 31, 2023 and have maturities ranging from less than one year to 31.0 years at March 31, 2024 and maturities ranging from less than one year to 31.6 years at December 31, 2023.

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

The following table presents by type First Financial's active loan balances and related obligations to extend credit:

	March 31, 2024		December 31, 2023
(dollars in thousands)	Unfunded commitment	Loan balance	Unfunded commitment	Loan balance
Commercial & industrial	$1,968,264	$3,591,428	$1,942,868	$3,501,221
Lease financing	0	492,862	0	474,817
Construction real estate	502,057	641,596	565,009	564,832
Commercial real estate-investor	105,911	3,200,152	101,689	3,138,629
Commercial real estate-owner	37,367	945,817	40,346	942,310
Residential real estate	79,238	1,344,677	98,686	1,333,674
Home equity	985,993	773,811	972,474	758,676
Installment	29,905	153,838	25,841	159,078
Credit card	244,323	60,939	235,686	59,939
Total	$3,953,058	$11,205,120	$3,982,599	$10,933,176

Letters of credit. Letters of credit are conditional commitments issued by First Financial to guarantee the performance of a client to a third party.  First Financial’s letters of credit consist of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services.  The risk to First Financial arises from its obligation to make payment in the event of the client's contractual default to produce the contracted good or service to a third party.  First Financial

Table of Content
issued letters of credit aggregating $37.0 million and $34.9 million at March 31, 2024 and December 31, 2023, respectively. Management conducts regular reviews of these instruments on an individual client basis.

Risk participation agreements. First Financial is a party in risk participation transactions of interest rate swaps, which had total notional amount of $326.2 million and $341.7 million at March 31, 2024 and December 31, 2023, respectively.

Affordable housing projects and other tax credit investments. First Financial is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved qualified affordable housing, renewable energy, or other renovation or community revitalization projects. These investments are included in Accrued interest and other assets in the Consolidated Balance Sheets, with any unfunded commitments included in Accrued interest and other liabilities in the Consolidated Balance Sheets. As of March 31, 2024, First Financial expects to recover its remaining investments through the use of the tax credits that are generated by the investments.

First Financial adopted ASU 2023-02 effective January 1, 2024, using the modified retrospective basis. This ASU was required for fiscal years beginning after December 15, 2023 and expanded the scope of the proportional amortization method to equity investments beyond LIHTC investments. First Financial has made an accounting policy election to apply PAM to the following tax credit programs: HTC, NMTC, and renewable energy tax credits. For each program that First Financial elected to the apply proportional amortization method, First Financial analyzed each investment individually under the scope criteria to determine if PAM applies. First Financial determined that it was eligible to apply PAM to certain HTC investments, however not every investment qualified under the existing guidance. Consistent with the guidance set forth in the ASU, First Financial recorded a $0.6 million adjustment to retained earnings to account for the transition of qualified HTC that transitioned to PAM during the first quarter of 2024.

The following table summarizes First Financial's investments in affordable housing projects and other tax credit investments.

(Dollars in thousands)		March 31, 2024		December 31, 2023
Investment	Accounting Method	Investment	Unfunded commitment	Investment	Unfunded commitment
LIHTC	Proportional amortization	$146,186	$79,909	$142,933	$80,465
HTC	Proportional amortization	14,798	11,955	0	0
HTC	Equity	3,749	2,088	19,798	14,043
NMTC	Equity	1,754	0	1,938	0
Renewable energy	Equity	23,845	1,787	23,981	1,857
Total		$190,332	$95,739	$188,650	$96,365

The following table summarizes First Financial's amortization expense and tax benefit recognized in affordable housing projects and other tax credit investments.

		Three months ended
		March 31, 2024		March 31, 2023
(Dollars in thousands)	Accounting Method	Amortization expense (1)	Tax expense (benefit) recognized (2)	Amortization expense (1)	Tax expense (benefit) recognized (2)
LIHTC	Proportional amortization	$4,075	$(4,126)	$3,327	$(3,540)
HTC	Proportional amortization	833	(968)	0	0
HTC	Equity	0	0	0	(80)
NMTC	Equity	31	(1)	104	(53)
Renewable energy	Equity	0	0	0	0
Total		$4,939	$(5,095)	$3,431	$(3,673)

(1) The amortization expense for investments using the proportional amortization method is included in income tax expense. The amortization expense for the equity method investments is included in other noninterest expense.
(2) All of the tax benefits recognized are included in Income tax expense. The tax benefit recognized for the equity method investments primarily reflects the tax credits generated from the investments and excludes the net tax expense (benefit) and deferred tax liability of the investments’ income (loss).

Table of Content
Contingencies/Litigation. First Financial and its subsidiaries are engaged in various matters of litigation and have a number of unresolved claims pending.

As part of the ordinary course of business, First Financial and its subsidiaries are parties to litigation, including claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral, foreclosure interests that are incidental to our regular business activities and other matters. While the ultimate liability with respect to these litigation matters and claims cannot be determined at this time, First Financial believes that damages, if any, and other amounts relating to pending matters are not probable or cannot be reasonably estimated as of March 31, 2024. Reserves are established for these various matters of litigation when appropriate under FASB ASC Topic 450, Contingencies, based in part upon the advice of legal counsel. First Financial had no reserves related to litigation matters as of March 31, 2024 or December 31, 2023.

NOTE 13:  INCOME TAXES

For the first quarter of 2024, income tax expense was $11.0 million, resulting in an effective tax rate of 17.9% compared with $17.3 million and an effective tax rate of 19.7% for the comparable period in 2023. The lower effective tax rate in 2024 is primarily driven by tax credits realized in 2024 as well as lower taxable income.

At both March 31, 2024 and December 31, 2023, First Financial had no unrecognized tax benefits. As defined by FASB ASC Topic 740-10, Income Taxes, an unrecognized tax benefit is a position that if recognized would favorably impact the effective income tax rate in future periods. First Financial recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. At March 31, 2024 and December 31, 2023, the Company had no interest or penalties recorded.

First Financial and its subsidiaries are subject to U.S. federal income tax as well as state and local income tax in several jurisdictions.  Tax years prior to 2020 have been closed and are no longer subject to U.S. federal income tax examinations. Tax years 2020 through 2023 remain open to examination by the federal taxing authority. First Financial is no longer subject to state and local income tax examinations for years prior to 2019.

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

First Financial made no cash contributions to fund the pension plan during the three months ended March 31, 2024 or the year ended December 31, 2023, and does not expect to make cash contributions to the plan through the remainder of 2024.

As a result of the plan’s actuarial projections, First Financial recorded expense as set forth in the following table. The amounts are recognized in First Financial’s Consolidated Statements of Income related to the Company's pension plan.

	Three months ended
	March 31,
(Dollars in thousands)	2024	2023
Service cost	$2,425	$2,350
Interest cost	1,300	1,075
Expected return on assets	(2,625)	(2,700)
Net actuarial loss	375	150
Net periodic benefit cost (income)	$1,475	$875

NOTE 15:  REVENUE RECOGNITION

The majority of the Company’s revenues come from sources that are outside of the scope of ASU 2014-09, Revenue from Contracts with Customers. Income sources that are outside of this standard include income earned on loans, leases, securities, derivatives and foreign exchange, excluding spot transactions. The Company's services that fall within the scope of ASU 2014-09 are presented within Noninterest income and are recognized as revenue when the Company satisfies its obligation to

Table of Content
the customer. Services within the scope of this guidance include service charges on deposits, trust and wealth management fees, bankcard income, foreign exchange spot income, gain/loss on the sale of OREO and investment brokerage fees.

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

Bankcard income. The Company earns interchange fees from cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized concurrent with the transaction processing services provided to the cardholder. Interchange income is presented on the Consolidated Statements of Income net of expenses. Gross interchange income for the first three months of 2024 was $7.2 million, partially offset by $4.0 million of expenses within Noninterest income. Gross interchange income for the same period in 2023 was $7.2 million, partially offset by $3.6 million of expenses within Noninterest income.

Foreign exchange income. Foreign exchange income includes both spot and forward income in First Financial's Consolidated Statements of Income. Forward income is excluded from the scope of ASU 2019-04, however, spot income is within the scope of the guidance. A foreign exchange spot trade is a trade made for immediate exchange and delivery of the currency, thus satisfying the performance obligation. Income from foreign exchange spot trades was $2.9 million and $3.1 million for the first three months ended March 31, 2024 and 2023, respectively.

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

Table of Content
NOTE 16:  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended
	March 31,
(Dollars in thousands, except per share data)	2024	2023
Numerator
Net income available to common shareholders	$50,689	$70,403

Denominator
Weighted average shares outstanding for basic earnings per common share	94,218,067	93,732,532
Effect of dilutive securities
Employee stock awards	965,931	1,227,626
Adjusted weighted average shares for diluted earnings per common share	95,183,998	94,960,158

Earnings per share available to common shareholders
Basic	$0.54	$0.75
Diluted	$0.53	$0.74

Stock options and warrants with exercise prices greater than the average market price of the common shares were not included in the computation of net income per diluted share, as they would have been antidilutive.  Using the end of period price of the Company's common shares, there were no antidilutive options at March 31, 2024 and March 31, 2023.

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

Table of Content
The estimated fair values of First Financial’s financial instruments not measured at fair value on a recurring or nonrecurring basis in the consolidated financial statements were as follows:

	Carrying	Estimated fair value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
March 31, 2024
Financial assets
Cash and short-term investments	$950,697	$950,697	$950,697	$0	$0
Investment securities held-to-maturity	79,542	70,850	0	70,850	0
Other investments	11,324	11,324	1,284	10,040	0
Loans and leases	11,060,846	10,759,097	0	0	10,759,097
Accrued interest receivable	74,377	74,377	0	14,247	60,130

Financial liabilities
Deposits	13,457,148	13,440,989	0	13,440,989	0
Short-term borrowings	862,145	862,145	862,145	0	0
Long-term debt	343,236	296,116	0	296,116	0
Accrued interest payable	48,171	48,171	4,283	43,888	0

	Carrying	Estimated fair value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
December 31, 2023
Financial assets
Cash and short-term investments	$1,006,019	$1,006,019	$1,006,019	$0	$0
Investment securities held-to-maturity	80,321	71,688	0	71,688	0
Other investments	20,554	20,554	1,194	10,040	9,320
Loans and leases	10,791,743	10,468,144	0	0	10,468,144
Accrued interest receivable	72,620	72,620	0	15,697	56,923

Financial liabilities
Deposits	13,360,797	13,347,319	0	13,347,319	0
Short-term borrowings	937,814	937,814	937,814	0	0
Long-term debt	344,115	350,426	0	350,426	0
Accrued interest payable	51,454	51,454	15,494	35,960	0

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

Collateral dependent loans. Collateral dependent loans are defined as loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrowers are experiencing financial difficulty. Collateral dependent loans are carried at fair value when the value of the operation or collateral less any costs to sell is not sufficient to cover the remaining balance. In these instances, the loans will either be partially charged-off or receive specific allocations of the allowance for credit losses. For collateral dependent loans, fair value is generally based on real estate appraisals, a calculation of enterprise value or a valuation of business assets including equipment, inventory and accounts receivable. These loans had a principal amount of $5.5 million and $19.7 million at March 31, 2024 and December 31, 2023, respectively, with a valuation allowance of $0.9 million and $4.4 million at March 31, 2024 and December 31, 2023, respectively.

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

Mortgage servicing rights. Mortgage servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount. If the carrying amount of the servicing asset exceeds fair value, impairment is recorded so that the servicing asset is carried at fair value. Fair value is determined based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model utilized a discount rate of 11.52% at March 31, 2024 and 11.50% at December 31, 2023, respectively, weighted average prepayment speed of 5.91% at March 31, 2024 and 5.92% at December 31, 2023, respectively, and other economic factors that market participants would use in estimating future net servicing income and that can be validated against available market data.

OREO. Assets acquired through loan foreclosure are recorded at fair value less costs to sell, with any difference between the fair value of the property and the carrying value of the loan recorded as a charge-off establishing a new cost basis. Subsequent changes in value are reported as adjustments to the carrying amount and are recorded in noninterest expense. The carrying

Table of Content
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

The financial assets and liabilities measured at fair value on a recurring basis in the consolidated financial statements were as follows:

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/liabilities at fair value
March 31, 2024
Assets
Investment securities available-for-sale	$30,912	$2,787,626	$32,129	$2,850,667
Loans held for sale	0	11,534	0	11,534
Interest rate derivative contracts	0	131,076	0	131,076
Foreign exchange derivative contracts	0	162,496	0	162,496
Interest rate floor	0	1,565	0	1,565
Total	$30,912	$3,094,297	$32,129	$3,157,338

Liabilities
Interest rate derivative contracts	$0	$131,323	$0	$131,323
Foreign exchange derivative contracts	0	162,496	0	162,496
Interest rate collars	0	170	0	170
Total	$0	$293,989	$0	$293,989

Table of Content

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/liabilities at fair value
December 31, 2023
Assets
Investment securities available-for-sale	$31,243	$2,956,938	$32,945	$3,021,126
Loans held for sale	0	9,213	0	9,213
Interest rate derivative contracts	0	117,344	0	117,344
Foreign exchange derivative contracts	0	145,556	0	145,556
Interest rate floor	0	6,896	0	6,896
Total	$31,243	$3,235,947	$32,945	$3,300,135

Liabilities
Interest rate derivative contracts	$0	$118,105	$0	$118,105
Foreign exchange derivative contracts	0	145,556	0	145,556
Interest rate collars	0	0	0	0
Total	$0	$263,661	$0	$263,661

The following table presents a reconciliation for certain AFS securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2024 and March 31, 2023.

	Three months ended
	March 31,
(dollars in thousands)	2024	2023
Beginning balance	$32,945	$35,857
Accretion (amortization)	(8)	(25)
Increase (decrease) in fair value	2	12
Settlements	(810)	(1,029)
Ending balance	$32,129	$34,815

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis.  Adjustments to the fair value of these assets usually result from the application of fair value accounting or write-downs of individual assets.  The following table summarizes financial assets and liabilities measured at fair value on a nonrecurring basis.

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3
March 31, 2024
Assets
Collateral dependent loans
Commercial	$0	$0	$4,568
Commercial real estate	0	0	0
OREO	0	0	106
Operating leases	0	0	0

Table of Content

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3
December 31, 2023
Assets
Collateral dependent loans
Commercial	$0	$0	$1,795
Commercial real estate	0	0	13,538
OREO	0	0	106
Operating leases	0	0	0

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

The aggregate fair value of the Company’s residential mortgage loans held for sale as of March 31, 2024 and December 31, 2023 was $11.5 million and $9.2 million, respectively. The aggregate unpaid principal balance of the Company’s residential mortgage loans held for sale as of March 31, 2024 and December 31, 2023 was $10.4 million and $8.5 million, respectively. The resulting difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected was $1.2 million and $0.7 million as of March 31, 2024 and December 31, 2023, respectively.

Changes in the estimated fair value of residential mortgage loans held for sale are reported as a component of Net gain from sales of loans in the Company’s Consolidated Statements of Income. The change in fair value of the Company’s residential mortgage loans held for sale resulted in a gain of $0.5 million for the three months ended March 31, 2024 and March 31, 2023.

NOTE 18:  BUSINESS COMBINATIONS

On February 29, 2024, First Financial acquired Agile Premium Finance in an all cash transaction. Agile originates commercial loans for the payment of annual property and casualty insurance for businesses. The loans are secured by the unearned premium of the policies and have an average term of approximately ten months. Upon completion of the transaction, Agile became a division of the Bank and continues to operate as Agile Premium Finance, taking advantage of its existing brand recognition within the insurance premium financing industry. Operating results from the Agile acquisition are included in the Consolidated Statements of Income since the acquisition date.

The Agile transaction was accounted for using the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date in accordance with FASB ASC Topic 805, Business Combinations. The fair value measurements of assets acquired and liabilities assumed were $97.8 million and $2.7 million, respectively. Acquisition accounting adjustments are considered preliminary at March 31, 2024. These present value measurements are subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values become available, and the measurement period ends in February 2025. Goodwill arising from the Agile acquisition was $1.8 million and reflects the additional revenue growth expected with the Company's expansion into the insurance premium financing business. First Financial incurred $0.1 million of expenses related to the Agile acquisition in the first quarter of 2024.

The goodwill is deductible for income tax purposes.  For further detail, see Note 8 – Goodwill and Other Intangible Assets.

Table of Content

The following table provides the purchase price calculation as of the acquisition date, identifiable assets purchased and liabilities assumed at their estimated fair value.

(Dollars in thousands)	Agile
Purchase consideration
Cash consideration	$96,887

Assets acquired
Commercial loans	93,353
Premises and equipment	651
Intangible assets	3,797
Total assets acquired	97,801

Liabilities assumed
Other liabilities	2,702
Total liabilities assumed	2,702

Net identifiable assets	95,099
Goodwill	$1,788

Table of Content
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
(Unaudited)

All significant reclassifications of prior period amounts, if applicable, have been made to conform to the current period’s presentation and had no effect on the Company's previously reported net income or financial condition.

EXECUTIVE SUMMARY

First Financial Bancorp. is a $17.6 billion financial holding company headquartered in Cincinnati, Ohio. The Company primarily operates through First Financial Bank, an Ohio-chartered commercial bank with 130 full service banking centers at March 31, 2024. First Financial provides banking and financial services products to business and retail clients through its six lines of business: Commercial, Retail Banking, Mortgage Banking, Wealth Management, Investment Commercial Real Estate and Commercial Finance. The Commercial Finance business lends to targeted industry verticals on a nationwide basis. Operating under the brand of Yellow Cardinal Advisory Group, Wealth Management had $3.6 billion in assets under management as of March 31, 2024 and provides the following services: financial planning, investment management, trust administration, estate settlement, business succession planning services, brokerage services and retirement planning.

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

First Financial also has certain specialty lending platforms that extend beyond the geographic banking center footprint. These specialty finance businesses provide insurance premium financing, equipment lease financing and financing to franchise owners and clients within the financial services industry.

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

BUSINESS COMBINATIONS

On February 29, 2024, First Financial closed its acquisition of Agile Premium Finance in an all cash transaction. Headquartered in Lincolnshire, IL, Agile originates commercial loans for the payment of annual property and casualty insurance for businesses. The loans are secured by the unearned premium of the policies and have an average original term of approximately ten months. Agile is among industry leaders in the premium finance lending space and is active in all 50 states. Upon completion of the transaction, Agile became a division of the Bank and continues to operate as Agile Premium Finance, taking advantage of its existing brand recognition within the insurance premium financing industry.

The Agile transaction was accounted for using the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date in accordance with FASB ASC Topic 805, Business Combinations. The fair value measurements of assets acquired and liabilities assumed were $97.8 million and $2.7 million, respectively. Acquisition accounting adjustments are considered preliminary at March 31, 2024. These present value measurements are subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values become available, and the measurement period ends in March 2025.

Table of Content
Goodwill arising from the Agile acquisition was $1.8 million while other intangible assets created in the transaction include a customer list, non-recourse agreements, trade name and a servicing asset.

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

	Three months ended
(Dollars in thousands)	March 31, 2024	December 31, 2023	March 31, 2023
Net interest income	$148,740	$153,765	$159,318
Tax equivalent adjustment	1,535	1,672	1,424
Net interest income - tax equivalent	$150,275	$155,437	$160,742

Average earning assets	$14,757,503	$14,483,589	$14,326,645

Net interest margin (1)	4.05%	4.21%	4.51%
Net interest margin (FTE) (1)	4.10%	4.26%	4.55%
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

Table of Content

The following table reconciles non-GAAP capital ratios to GAAP:

	Three months ended
(Dollars in thousands)	March 31, 2024	December 31, 2023	March 31, 2023
Net income (a)	$50,689	$56,732	$70,403

Average total shareholders' equity	2,265,562	2,144,482	2,082,210
Less:
Average goodwill	(1,006,477)	(1,005,870)	(1,005,713)
Average other intangibles	(84,109)	(85,101)	(92,587)
Average tangible equity (b)	1,174,976	1,053,511	983,910

Total shareholders' equity	2,287,003	2,267,974	2,121,496
Less:
Goodwill	(1,007,656)	(1,005,868)	(1,005,738)
Other intangibles	(85,603)	(83,949)	(91,169)
Ending tangible equity (c)	1,193,744	1,178,157	1,024,589

Total assets	17,599,238	17,532,900	16,933,884
Less:
Goodwill	(1,007,656)	(1,005,868)	(1,005,738)
Other intangibles	(85,603)	(83,949)	(91,169)
Ending tangible assets (d)	16,505,979	16,443,083	15,836,977

Risk-weighted assets (e)	13,562,455	13,374,177	13,025,567

Total average assets	17,306,221	17,124,955	16,942,999
Less:
Average goodwill	(1,006,477)	(1,005,870)	(1,005,713)
Average other intangibles	(84,109)	(85,101)	(92,587)
Average tangible assets (f)	16,215,635	16,033,984	15,844,699

Ending common shares outstanding (g)	95,473,595	95,141,244	95,190,406

Ratios
Return on average tangible shareholders' equity (a)/(b)	17.35%	21.36%	29.02%
Ending tangible shareholders' equity as a percent of:
Ending tangible assets (c)/(d)	7.23%	7.17%	6.47%
Risk-weighted assets (c)/(e)	8.80%	8.81%	7.87%
Average tangible shareholders' equity to average tangible assets (b)/(f)	7.25%	6.57%	6.21%
Tangible book value per share (c)/(g)	$12.50	$12.38	$10.76

Table of Content
OVERVIEW OF OPERATIONS

Linked quarter comparison: First quarter 2024 net income was $50.7 million and earnings per diluted common share were $0.53. This compares with fourth quarter 2023 net income of $56.7 million and earnings per diluted common share of $0.60. Return on average assets was 1.18% for the first quarter of 2024 compared to 1.31% for the fourth quarter of 2023. Return on average shareholders’ equity was 9.00% for the first quarter of 2024 compared to 10.50% for the fourth quarter of 2023.

Year-to-date comparison: For the three months ended March 31, 2024, net income was $50.7 million and earnings per diluted common share were $0.53. This compares with net income of $70.4 million and earnings per diluted common share of $0.74 for the first three months of 2023. Return on average assets for the three months ended March 31, 2024 was 1.18% compared to 1.69% for the same period in 2023, and return on average shareholders' equity was 9.00% and 13.71% for the first three months of 2024 and 2023, respectively.

(Dollars in thousands)	March 31, 2024	December 31, 2023
Balance Sheet - End of Period
Total assets	$17,599,238	$17,532,900
Loans and leases	11,205,120	10,933,176
Investment securities	3,055,757	3,231,392
Deposits	13,457,148	13,360,797
Shareholders' equity	2,287,003	2,267,974

	Three months ended
(Dollars in thousands, except per share data)	March 31, 2024	December 31, 2023	March 31, 2023
Earnings
Net interest income	$148,740	$153,765	$159,318
Net income	50,689	56,732	70,403

Per Share
Net income per common share-basic	$0.54	$0.60	$0.75
Net income per common share-diluted	0.53	0.60	0.74
Cash dividends declared per common share	0.23	0.23	0.23
Book value per common share (end of period)	23.95	23.84	22.29
Tangible book value per common share (end of period) (1)	12.50	12.38	10.76
Market price (end of period)	22.42	23.75	21.77

Ratios
Return on average assets	1.18%	1.31%	1.69%
Return on average shareholders' equity	9.00%	10.50%	13.71%
Return on average tangible shareholders' equity (1)	17.35%	21.36%	29.02%
Net interest margin	4.05%	4.21%	4.51%
Net interest margin (FTE) (1)	4.10%	4.26%	4.55%
(1) Non-GAAP financial measure. For details on the calculation of this non-GAAP financial measure, see "Non-GAAP Financial Measures" section.

A discussion of First Financial's operating results for the three month period ended March 31, 2024 follows.

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

	Three months ended
(Dollars in thousands)	March 31, 2024	December 31, 2023	March 31, 2023
Interest income
Loans and leases, including fees	$201,840	$197,416	$169,706
Investment securities
Taxable	28,296	30,294	31,867
Tax-exempt	3,092	3,402	3,464
Total interest on investment securities	31,388	33,696	35,331
Other earning assets	7,458	7,325	3,544
Total interest income	240,686	238,437	208,581
Interest expense
Deposits	76,075	69,193	31,456
Short-term borrowings	10,943	10,277	12,950
Long-term borrowings	4,928	5,202	4,857
Total interest expense	91,946	84,672	49,263
Net interest income	$148,740	$153,765	$159,318

Linked quarter comparison: Net interest income for the first quarter of 2024 was $148.7 million, a decrease of $5.0 million, or 3.3%, from the fourth quarter of 2023. Net interest margin on a fully tax equivalent basis for the quarter ended March 31, 2024 was 4.10%, a decrease of 16 bp when compared to 4.26% for the fourth quarter of 2023. Net interest margin declined during the period as deposit pricing pressure led to an increase in interest expense during the period, which outpaced the increase in interest income.

Interest income increased $2.2 million, or 0.9%, in the first quarter of 2024 when compared to the fourth quarter of 2023 largely due to a $273.9 million increase in earning assets. Average earning assets were $14.8 billion for the first quarter of 2024 compared to $14.5 billion for the fourth quarter of 2023. Average loan balances increased by $315.2 million, or 2.9%, during the first quarter of 2024.

Interest expense of $91.9 million increased $7.3 million, or 8.6%, in the first quarter of 2024 when compared to the fourth quarter of 2023, largely due to higher interest rates coupled with increases in average deposits and borrowings. The Company's total cost of interest bearing deposits increased 23 bps to 3.02% in the first quarter of 2024, while average deposit balances increased $76.3 million, or 0.6%, to $13.3 billion. The increase in average deposits was driven primarily by increases in money market accounts and retail CDs. Average borrowed funds increased $55.1 million, or 5.1%, from the linked quarter.

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

The notional value of the Company's cash flow hedges was $1.0 billion as of March 31, 2024, with the $0.3 million change in the fair value recorded in AOCI in the Consolidated Balance Sheet. Comparatively, the notional value of cash flow hedges as of December 31, 2023 was $1.0 billion with the $3.8 million change in fair value recorded in AOCI. As of March 31, 2024 and December 31, 2023, the maximum length of time over which the Company was hedging its exposure to the variability in future cash flows was 57 months and 60 months, respectively.

Table of Content
Year-to-date comparison: Net interest income for the first three months of 2024 decreased $10.6 million, or 6.6%, compared to the same period of 2023. Net interest margin on a fully tax equivalent basis was 4.10% for the three months ended March 31, 2024, a decrease of 45 bps when compared to the same period in 2023. This was driven by a 158 bp increase in the cost of average interest bearing deposits and a 56 bp increase in the cost of borrowed funds, which outpaced a 64 bp increase in earning asset yields.

Interest income for the three months ended March 31, 2024 grew $32.1 million, or 15.4%, to $240.7 million compared to $208.6 million for the same period of the prior year due to higher interest rates. Average earning assets of $14.8 billion for the first three months of 2024 increased $430.9 million, or 3.0%, when compared to the same period of 2023, driven primarily by a $692.9 million, or 6.7%, increase in average loan balances, which more than offset a $497.7 million, or 13.7%, decrease in average investment securities.

Interest expense for the three months ended March 31, 2024 was $91.9 million compared to $49.3 million for the same period in the prior year. The increase was driven by a $1.3 billion, or 14.1%, increase in average interest bearing deposits coupled with a 158 bp increase in rates on those deposits. Additionally, average borrowed funds decreased $295.3 million from the same period of the prior year, while the cost of those borrowed funds increased 56 bps due to higher interest rates.

Table of Content
CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Quarterly Averages
	March 31, 2024			December 31, 2023			March 31, 2023
(Dollars in thousands)	Balance	Interest	Yield	Balance	Interest	Yield	Balance	Interest	Yield
Earning assets
Investments
Investment securities	$3,137,665	$31,388	4.01%	$3,184,408	$33,696	4.20%	$3,635,317	$35,331	3.94%
Interest-bearing deposits with other banks	553,654	7,458	5.40%	548,153	7,325	5.30%	318,026	3,544	4.52%
Gross loans and leases (1)	11,066,184	201,840	7.32%	10,751,028	197,416	7.29%	10,373,302	169,706	6.63%
Total earning assets	14,757,503	240,686	6.54%	14,483,589	238,437	6.53%	14,326,645	208,581	5.90%

Nonearning assets
Allowance for credit losses	(143,950)			(149,398)			(136,419)
Cash and due from banks	204,119			214,678			218,724
Accrued interest and other assets	2,488,549			2,576,086			235,049
Total assets	$17,306,221			$17,124,955			$14,643,999

Interest-bearing liabilities
Deposits
Interest-bearing demand	$2,895,768	$14,892	2.06%	$2,988,086	$14,480	1.92%	$2,906,712	$6,604	0.92%
Savings	4,399,768	29,486	2.69%	4,235,658	26,632	2.49%	3,818,807	7,628	0.81%
Time	2,813,880	31,697	4.52%	2,611,075	28,081	4.27%	2,131,707	17,224	3.28%
Total interest-bearing deposits	10,109,416	76,075	3.02%	9,834,819	69,193	2.79%	8,857,226	31,456	1.44%
Borrowed funds
Short-term borrowings	796,518	10,943	5.51%	743,633	10,277	5.48%	1,090,719	12,950	4.82%
Long-term debt	342,496	4,928	5.77%	340,321	5,202	6.06%	343,619	4,857	5.73%
Total borrowed funds	1,139,014	15,871	5.59%	1,083,954	15,479	5.67%	1,434,338	17,807	5.03%
Total interest-bearing liabilities	11,248,430	91,946	3.28%	10,918,773	84,672	3.08%	10,291,564	49,263	1.94%

Noninterest-bearing liabilities
Noninterest-bearing demand deposits	3,169,750			3,368,024			3,954,915
Other liabilities	622,479			693,676			614,310
Shareholders' equity	2,265,562			2,144,482			2,082,210
Total liabilities and shareholders' equity	$17,306,221			$17,124,955			$16,942,999

Net interest income	$148,740			$153,765			$159,318

Net interest spread			3.26%			3.45%			3.96%
Contribution of noninterest-bearing sources of funds			0.79%			0.76%			0.55%
Net interest margin (2)			4.05%			4.21%			4.51%

Tax equivalent adjustment			0.05%			0.05%			0.04%
Net interest margin (fully tax equivalent) (2)			4.10%			4.26%			4.55%
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

Table of Content
RATE/VOLUME ANALYSIS

The impact on net interest income from changes in interest rates and volume of interest-earning assets and interest-bearing liabilities is illustrated in the table below:

	Changes for the three months ended March 31, 2024			Changes for the three months ended March 31, 2024
	Linked quarter income variance			Comparable quarter income variance
(Dollars in thousands)	Rate	Volume	Total	Rate	Volume	Total
Earning assets
Investment securities	$(1,490)	$(818)	$(2,308)	$636	$(4,579)	$(3,943)
Interest-bearing deposits with other banks	140	(7)	133	693	3,221	3,914
Gross loans and leases (1)	831	3,593	4,424	17,417	14,717	32,134
Total earning assets	(519)	2,768	2,249	18,746	13,359	32,105
Interest-bearing liabilities
Total interest-bearing deposits	$5,629	$1,253	6,882	34,464	10,155	44,619
Borrowed funds
Short-term borrowings	52	614	666	1,870	(3,877)	(2,007)
Long-term debt	(251)	(23)	(274)	33	38	71
Total borrowed funds	(199)	591	392	1,903	(3,839)	(1,936)
Total interest-bearing liabilities	5,430	1,844	7,274	36,367	6,316	42,683
Net interest income	$(5,949)	$924	$(5,025)	$(17,621)	$7,043	$(10,578)
(1) Loans held for sale and nonaccrual loans are included in gross loans.

NONINTEREST INCOME

	Three months ended
(Dollars in thousands)	March 31, 2024	December 31, 2023	March 31, 2023
Noninterest income
Service charges on deposit accounts	$6,912	$6,846	$6,514
Wealth management fees	6,676	6,091	6,334
Bankcard income	3,142	3,349	3,592
Client derivative fees	1,250	711	1,005
Foreign exchange income	10,435	8,730	16,898
Leasing business income	14,589	12,856	13,664
Net gain from sales of loans	3,784	2,957	2,335
Net gain (loss) on sales of investment securities	(5,277)	(851)	(19)
Net gain (loss) on equity securities	90	202	140
Other	4,911	6,102	5,080
Total noninterest income	$46,512	$46,993	$55,543

Linked quarter comparison: First quarter 2024 noninterest income was $46.5 million, decreasing $0.5 million, or 1.0%, compared to $47.0 million for the fourth quarter 2023. The decrease from the linked quarter was primarily driven by losses on the sale of investment securities and a decline in other noninterest income, largely offset by increases in leasing business income and foreign exchange income. Losses on the sale of investment securities increased $4.4 million largely as a result of the strategic repositioning of $228.8 million of the investment portfolio during the first quarter. While the repositioning resulted in a $5.2 million loss, the reinvestment is expected to result in a 278 bp increase in yield resulting in an earn-back of approximately 1 year. Other noninterest income decreased $1.2 million, or 19.5%, due to lower income from limited partnership investments during the period. Leasing business income increased $1.7 million, or 13.5%, primarily driven by higher volumes and remarketing fees during the first quarter. Foreign exchange income increased $1.7 million, or 19.5%, largely due to a $4.6 million loss on a trade recognized in the fourth quarter of 2023.

Year-to-date comparison: Noninterest income of $46.5 million for the first three months of 2024 decreased $9.0 million, or 16.3%, from $55.5 million in the comparable period of 2023. The decline was primarily attributed to lower foreign exchange income and higher losses on the sale of investment securities, partially offset by higher gains on the sale of loans. Foreign exchange income decreased $6.5 million, or 38.2%, due to lower demand in 2024, while losses on the sales of investment securities increased $5.3 million compared to the prior year due to a repositioning of a portion of the investment portfolio in the

Table of Content
first quarter of 2024. Gains on the sales of loans increased $1.4 million, or 62.1%, as mortgage demand increased as a result of stabilized interest rates in the current year.

NONINTEREST EXPENSE

	Three months ended
(Dollars in thousands)	March 31, 2024	December 31, 2023	March 31, 2023
Noninterest expenses
Salaries and employee benefits	$74,037	$70,637	$72,254
Net occupancy	5,923	5,890	5,685
Furniture and equipment	3,688	3,523	3,317
Data processing	8,305	8,488	9,020
Marketing	1,962	2,087	2,160
Communication	795	707	634
Professional services	2,268	3,148	1,946
State intangible tax	877	984	985
FDIC assessments	2,780	3,651	2,826
Intangible assets amortization	2,301	2,601	2,600
Leasing business expense	9,754	8,955	7,938
Other	9,665	8,466	7,328
Total noninterest expenses	$122,355	$119,137	$116,693

Linked quarter comparison: First quarter 2024 noninterest expense was $122.4 million, an increase of $3.2 million, or 2.7%, from $119.1 million for the fourth quarter 2023. This increase was primarily driven by higher salaries and benefits, other noninterest expense and leasing business expense, partially offset by declines in FDIC assessments and professional services expense. Salaries and benefits expenses increased $3.4 million, or 4.8%, from the linked quarter primarily due to seasonal employee costs such as annual raises and payroll taxes as well as higher variable compensation, which is tied to fee income. Other noninterest expenses increased $1.2 million, or 14.2%, from the linked quarter primarily due to an increase in pension related costs. Leasing business expenses increased $0.8 million, or 8.9%, for the first quarter of 2024 as a result of increased production. Partially offsetting these increases, FDIC assessments decreased $0.9 million, or 23.9%, largely due to the special assessment recorded in the fourth quarter, while professional services decreased $0.9 million, or 28.0%, due to lower legal expenses and consulting costs.
Year-to-date comparison: Noninterest expenses of $122.4 million for the first three months of 2024 increased $5.7 million, or 4.9%, compared to the same period in 2023 primarily due to higher other noninterest expense, salaries and benefits expenses and leasing business expenses, partially offset by lower data processing expenses. Other noninterest expense increased $2.3 million, or 31.9%, primarily due to a $0.8 million increase in fraud losses as well as a $0.5 million increase in pension related costs. Salaries and benefits expenses increased $1.8 million, or 2.5%, due to annual salary increases and higher restricted stock awards, partially offset by lower incentive compensation. Leasing business expense increased $1.8 million, or 22.9%, as a result of the growth in the leasing portfolio. Partially offsetting these increases, data processing expenses decreased $0.7 million, or 7.9%, in the current year, largely due to the Company's online banking system conversion which occurred in 2023.

INCOME TAXES

Linked quarter comparison: In the first quarter of 2024, First Financial recorded income tax expense of $11.0 million on pre-tax income of $61.7 million, resulting in an effective tax rate of 17.9%. This compared to income tax expense of $14.7 million on pre-tax income of $71.4 million with an effective tax rate of 20.5% for the fourth quarter 2023. The lower effective tax rate in 2024 is primarily driven by tax credits realized in 2024 as well as lower taxable income.

Year-to-date comparison: For the first three months of 2024, income tax expense was $11.0 million on pre-tax income of $61.7 million, resulting in an effective tax rate of 17.9%. This compared to income tax expense of $17.3 million on pre-tax income of $87.7 million and an effective tax rate of 19.7% for the comparable period in 2023. Similar to the linked quarter comparison, the lower effective tax rate in 2024 compared to 2023 is primarily driven by tax credits realized in the current year as well as lower taxable income.

Table of Content

The Company's effective tax rate may fluctuate from period to period due to changes in tax jurisdictions, forecasted income, tax-enhanced assets and tax credit investments.

INVESTMENTS

First Financial's investment portfolio totaled $3.1 billion, or 17.4% of total assets, at March 31, 2024 and $3.2 billion, or 18.4% of total assets, at December 31, 2023.  AFS securities totaled $2.9 billion at March 31, 2024 and $3.0 billion December 31, 2023, while HTM securities totaled $79.5 million at March 31, 2024 and $80.3 million at December 31, 2023. The effective duration of the investment portfolio was 4.6 years at both March 31, 2024 and December 31, 2023.

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

Losses on the sale of investment securities were $5.2 million during the first quarter of 2024, largely as a result of the strategic repositioning of $228.8 million of the investment portfolio. The repositioning resulted in $7.9 million of gross losses, however it is expected to result in a 278 bp increase in future yield and have an earn-back of approximately 1 year. The losses incurred from the repositioning were partially offset by $2.2 million of gains recognized from the sale of the Company's remaining Class B Visa shares.

The Company's Consolidated Financial Statements reflected a $289.1 million and $282.0 million unrealized after-tax loss on debt securities as of March 31, 2024 and December 31, 2023, respectively. These unrealized losses were included as a component of equity in accumulated other comprehensive income on the Consolidated Balance Sheets and were driven by an increase in interest rates.

The Company had net unrealized losses of $8.7 million and $8.6 million on its HTM securities at March 31, 2024 and December 31, 2023, respectively. Similar to the unrealized losses on AFS securities, this unrealized loss was driven by interest rate increases. The unrealized losses on HTM securities have no impact on the Consolidated Financial Statements of the Company.

The Company had a $0.1 million unrealized gain on equity securities recorded in noninterest income for the three months ended March 31, 2024 and a $0.2 million unrealized gain for the same period ended December 31, 2023. For the first three months 2023, the Company had an unrealized gain on equity securities of $0.1 million.

First Financial will continue to monitor loan demand and deposit activity, as well as balance sheet composition, capital sensitivity and the interest rate environment, when considering future investment strategies.

LOANS AND LEASES

Excluding loans held for sale, loan balances increased $271.9 million, or 2.5%, to $11.2 billion as of March 31, 2024 from $10.9 billion as of December 31, 2023. C&I loans increased $90.2 million, or 2.6%, to $3.6 billion largely due to $118.6 million of Agile loans added during the period. Construction loans increased $76.8 million, or 13.6%, to $641.6 million; commercial real estate loans increased $65.0 million, or 1.6%, to $4.1 billion; finance leases increased by $18.0 million, or 3.8%, to $492.9 million; home equity increased $15.1 million, or 2.0%, to $773.8 million and residential real estate loans increased by $11.0 million, or 0.8%, to $1.3 billion. Partially offsetting these areas of loan growth, installment loans decreased $5.2 million, or 3.3%, to $153.8 million.

First quarter 2024 average loans of $11.1 billion, excluding loans held for sale, increased $315.6 million, or 2.9%, from the fourth quarter 2023. The growth over the linked quarter was primarily driven by C&I loans, which increased $121.1 million, or 3.5%; real estate construction, which increased $63.7 million, or 11.8%; and lease financing, which increased $61.4 million, or 14.6%.

Table of Content
Through the first three months of 2024, average loans of $11.1 billion, excluding loans held for sale, increased $0.7 billion, or 6.6%, from the comparable period of 2023. The increase from prior year reflected broad-based growth across most loan categories, including an $86.8 million, or 2.5%, increase in C&I loans; a $220.9 million or 19.8%, increase in residential real estate; a $228.3 million, or 90.5%, increase in lease financing; an $84.2 million, or 2.1% increase in CRE; and a $67.7 million, or 12.6%, increase in real estate construction.

In an effort to mitigate credit risk, First Financial routinely reviews its loan portfolio for various concentrations. These reviews consider the Bank's collateral position as well as exposure to a given industry sector. First Financial believes that the loan portfolio is sufficiently diversified to provide protection from deterioration in any particular industry or devaluation of a specific collateral type. The following tables, C&I and Owner Occupied Loans by Sector and Investor CRE Loans by Property Type, provide additional detail behind the Company's C&I and CRE loan portfolios as of March 31, 2024.

C&I and Owner Occupied CRE Loans by Sector (1)
(Dollars in thousands)	March 31, 2024	% of Total Loans
NAICS Sector
Finance and Insurance	$835,459	7.5%
Real Estate and Rental and Leasing	715,376	6.4%
Manufacturing	513,088	4.6%
Accommodation and Food Services	312,941	2.8%
Construction	275,977	2.5%
Health Care and Social Assistance	255,476	2.3%
Professional, Scientific, and Technical Services	238,572	2.1%
Wholesale Trade	221,135	2.0%
Retail Trade	208,985	1.9%
Agriculture, Forestry, Fishing and Hunting	163,468	1.5%
Transportation and Warehousing	144,760	1.3%
Other Services (except Public Administration)	138,242	1.2%
Administrative and Support and Waste Management	117,164	1.0%
Arts, Entertainment, and Recreation	94,250	0.8%
Information	70,131	0.6%
Public Administration	57,052	0.5%
Other	189,265	1.7%
Total	$4,551,341	40.6%
(1) Excludes loan marks and loans in process

Table of Content

Investor CRE Loans by Property Type (1)
(Dollars in thousands)	March 31, 2024	% of Total Loans
Property Type
Residential Multi Family 5+	$923,615	8.2%
Retail Property	748,926	6.7%
Office	439,400	3.9%
Industrial	335,239	3.0%
Hospital/Nursing Home	261,464	2.3%
Hotel	198,582	1.8%
Land	96,752	0.9%
Residential 1-4 Family	83,559	0.7%
Industrial	57,360	0.5%
Other	56,984	0.5%
Total	$3,201,881	28.6%
(1) Excludes loan marks and loans in process

Additionally, given the potential for stress related to commercial office space, First Financial performed a targeted review of its exposure to this sector. As of March 31, 2024, First Financial had $439.4 million of loans collateralized by non-owner occupied office space, which represents 3.9% of the total loan portfolio. The overall LTV of the portfolio at origination was strong, and 66.4% of the portfolio is located in suburban locations. Additionally, the majority of the portfolio is secured by Class A and Class B assets with recourse to the sponsor. As of March 31, 2024, 83.8% of the office portfolio was pass rated, and there were two relationships totaling $17.4 million on nonaccrual status.

COMMITMENTS AND CONTINGENCIES

Off-balance sheet arrangements include commitments to extend credit and financial guarantees.  Loan commitments are agreements to extend credit to a client absent any violation of any condition established in the commitment agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  First Financial had outstanding commitments to extend credit, including overdraft lending lines, totaling $4.4 billion at March 31, 2024 and $4.5 billion at December 31, 2023. As of March 31, 2024, commitments with a fixed interest rate totaled $91.6 million while commitments with variable interest rates totaled $4.3 billion. At December 31, 2023, commitments with a fixed interest rate totaled $108.2 million while commitments with variable interest rates totaled $4.4 billion. The fixed rate commitments have interest rates ranging from 0% to 21% and maturities ranging from less than 1 year to 31.0 years at March 31, 2024 and maturities ranging from less than one year to 31.6 years for December 31, 2023.

Letters of credit are conditional commitments issued by First Financial to guarantee the performance of a client to a third party.  First Financial’s letters of credit consist primarily of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services.  First Financial has issued letters of credit aggregating $37.0 million and $34.9 million at March 31, 2024 and December 31, 2023, respectively. Management conducts regular reviews of these instruments on an individual client basis.

First Financial is a party in risk participation transactions of interest rate swaps, which had total notional amount of $326.2 million and $341.7 million at March 31, 2024 and December 31, 2023, respectively. Under a risk participation agreement, the Company either assumes or sells a portion of the credit exposure associated with an interest rate swap with a counterparty. The Company's exposure is limited to instances where the loan customer defaults on its obligation to perform under the interest rate swap agreement.

First Financial is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved qualified affordable housing, renewable energy, or other renovation or community revitalization projects. These investments are included in accrued interest and other assets in the Consolidated Balance Sheets, with any unfunded commitments included in accrued interest and other liabilities in the Consolidated Balance Sheets. As of March 31, 2024, First Financial expects to recover its remaining investments through the use of the tax credits that are generated by the investments. First Financial had

Table of Content
unfunded commitments related to tax credit investments of $95.7 million and $96.4 million at March 31, 2024 and December 31, 2023, respectively.

Additionally, as part of the ordinary course of business, First Financial and its subsidiaries are parties to litigation, including claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral, foreclosure interests that are incidental to our regular business activities and other matters. While the ultimate liability with respect to these litigation matters and claims cannot be determined at this time, First Financial believes that damages, if any, and other amounts relating to pending matters are not probable or cannot be reasonably estimated as of March 31, 2024. Reserves are established for these various matters of litigation, when appropriate, under FASB ASC Topic 450, Contingencies, based in part upon the advice of legal counsel. First Financial had no reserves related to litigation matters as of March 31, 2024 and December 31, 2023.

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

Nonaccrual loans were $59.2 million, or 0.53% of total loans, as of March 31, 2024, reflecting a $6.5 million, or 9.9%, decline from $65.8 million as of December 31, 2023. The decrease in nonaccrual loans was primarily due to the $4.5 million charge-off related to a single commercial real estate relationship. Nonperforming assets, which consist of nonaccrual loans and OREO, were $59.4 million, or 0.34% of total assets, at March 31, 2024 compared to $65.9 million, or 0.38% of total assets, at December 31, 2023.

Classified assets, which are defined by the Company as nonperforming assets plus performing loans internally rated substandard or worse, totaled $162.3 million as of March 31, 2024 compared to $141.0 million at December 31, 2023. Classified assets were 92 bps as a percentage of total assets at March 31, 2024, compared to 80 bps as of December 31, 2023. The increase in classified assets during the period was primarily due to the downgrade of one CRE relationship and one C&I relationship during the period.

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

The Company utilized the Moody's March baseline forecast as its R&S forecast in the quantitative model at March 31, 2024. For reasonableness, the Company also considered the impact to the model from alternative, more adverse economic forecasts and slower prepayment speeds. These alternative analyses were utilized to inform the Company's qualitative adjustments. Additionally, First Financial considered its credit exposure to certain industries believed to be at risk for future credit stress, such as franchise, hotel and investor commercial real estate lending, when making qualitative adjustments to the ACL model.

The total ACL, which includes both funded and unfunded reserves, was $160.4 million at March 31, 2024 and $159.9 million as of December 31, 2023.

Table of Content

ACL - loans and leases. The ACL on loans and leases was $144.3 million as of March 31, 2024 and $141.4 million as of December 31, 2023. As a percentage of period-end loans, the ACL was 1.29% as of both March 31, 2024 and December 31, 2023. The increase in the ACL was driven by loan growth and slower prepayment speeds, which effectively increased the duration of the loan portfolio.

In the first quarter of 2024, the Company recorded net charge-offs of $10.6 million, or 38 bp of average loans and leases on an annualized basis, compared to net charge-offs of $12.6 million, or 46 bps, for the fourth quarter of 2023. The charge-offs in the first quarter included a $4.5 million loss on a single CRE loan. Through the first three months of 2024, the Company recorded net charge-offs of $10.6 million, or 38 bp on an annualized basis compared to insignificant net charge-offs for the same period of 2023.

The ACL as a percentage of nonaccrual loans was 243.6% at March 31, 2024 and 215.1% at December 31, 2023. The increase in this ratio was primarily driven by the $6.5 million, or 9.9%, decline in nonaccrual loans during the period outpacing the increase in the reserve.

Provision expense is a product of the Company's ACL model combined with net charge-off activity during the period. During the first quarter of 2024, the Company recorded $13.4 million of provision expense for loans and leases compared to $8.8 million during the fourth quarter of 2023. First quarter 2024 provision expense was primarily driven by net charge-offs and loan growth during the period. Through the first three months of 2024, the Company recorded a provision expense of $13.4 million compared to a provision expense of $8.6 million for the same period of 2023.

ACL - unfunded commitments. The ACL on unfunded commitments was $16.2 million as of March 31, 2024 and $18.4 million as of December 31, 2023. First Financial recorded $2.3 million of provision recapture for credit losses on unfunded commitments for the three months ended March 31, 2024, compared to $1.4 million of provision expense in the fourth quarter 2023, and provision expense of $1.8 million for the first quarter of 2023.
See Note 5 – Allowance for Credit Losses in the Notes to Consolidated Financial Statements for further discussion of First Financial's ACL.

The table that follows includes the activity in the ACL for the quarterly periods presented.

	Three months ended
	2024	2023
(Dollars in thousands)	Mar. 31,	Dec. 31,	Sep. 30,	June 30,	Mar. 31,
Allowance for credit loss activity
Balance at beginning of period	$141,433	$145,201	$148,646	$141,591	$132,977
Provision for loan losses	13,419	8,804	12,907	12,719	8,644
Gross charge-offs
Commercial and industrial	2,695	6,866	9,207	2,372	730
Lease financing	3	4,244	76	90	13
Construction real estate	0	0	0	0	0
Commercial real estate	5,319	1	6,008	2,648	66
Residential real estate	65	9	10	20	0
Home equity	25	174	54	21	91
Installment	2,236	2,054	1,349	1,515	1,524
Credit card	794	363	319	274	217
Total gross charge-offs	11,137	13,711	17,023	6,940	2,641
Recoveries
Commercial and industrial	162	459	335	631	109
Lease financing	59	52	1	1	1
Construction real estate	0	0	0	0	0
Commercial real estate	38	93	39	153	2,238
Residential real estate	24	24	44	113	66
Home equity	80	178	125	232	80

Table of Content

	Three months ended
	2024	2023
(Dollars in thousands)	Mar. 31,	Dec. 31,	Sep. 30,	June 30,	Mar. 31,
Installment	145	210	87	90	54
Credit card	51	123	40	56	63
Total recoveries	559	1,139	671	1,276	2,611
Total net charge-offs	10,578	12,572	16,352	5,664	30
Ending allowance for credit losses	$144,274	$141,433	$145,201	$148,646	$141,591

Net charge-offs to average loans and leases (annualized)
Commercial and industrial	0.29%	0.74%	1.02%	0.20%	0.07%
Lease financing	(0.05)%	3.97%	0.08%	0.11%	0.02%
Construction real estate	0.00%	0.00%	0.00%	0.00%	0.00%
Commercial real estate	0.52%	(0.01)%	0.59%	0.25%	(0.22)%
Residential real estate	0.01%	0.00%	(0.01)%	(0.03)%	(0.02)%
Home equity	(0.03)%	0.00%	(0.04)%	(0.12)%	0.01%
Installment	5.33%	4.57%	3.05%	3.32%	2.89%
Credit card	4.59%	1.49%	1.82%	1.47%	1.12%
Total net charge-offs	0.38%	0.46%	0.61%	0.22%	0.00%

Nonperforming assets
Nonaccrual loans	$59,237	$65,753	$74,941	$53,721	$34,580
Other real estate owned	161	106	142	281	191
Total nonperforming assets	59,398	65,859	75,083	54,002	34,771
Accruing loans past due 90 days or more	820	2,028	698	873	159
Total underperforming assets	$60,218	$67,887	$75,781	$54,875	$34,930
Total classified assets	$162,348	$140,995	$140,552	$138,909	$158,984

Credit quality ratios
As a percent of period-end loans, net of unearned income:
Allowance for credit losses	1.29%	1.29%	1.36%	1.41%	1.36%
Nonaccrual loans	0.53%	0.60%	0.70%	0.51%	0.33%
Nonperforming loans	0.53%	0.60%	0.70%	0.51%	0.33%
Allowance for credit losses to nonaccrual loans	243.55%	215.10%	193.75%	276.70%	409.46%

DEPOSITS AND FUNDING

Total deposits were $13.5 billion as of March 31, 2024, an increase of $96.4 million, or 0.7%, from December 31, 2023. With the rise in interest rates, the Company's deposit mix has shifted to higher cost interest bearing deposit balances, specifically money market accounts and retail CDs, with lower transaction deposit balances. As such, time deposits increased $178.5 million, or 6.6%, and savings deposits increased $136.7 million, or 3.2%, while noninterest bearing deposits decreased $142.1 million, or 4.3%, and interest bearing demand deposits decreased $76.7 million, or 2.6%, during the period.

Average deposits for the first quarter of 2024 were $13.3 billion, an increase of $76.3 million, or 0.6%, from $13.2 billion for the fourth quarter of 2023. Consistent with the previously noted shift in customer preferences, average savings deposits increased $164.1 million, or 3.9%, and average time deposits increased $202.8 million, or 7.8%, from the linked quarter. These increases were partially offset by a $198.3 million, or 5.9%, decrease in average noninterest bearing deposits and a decrease of $92.3 million, or 3.1%, in interest bearing demand deposit.

Through the first three months of 2024, average deposits increased $467.0 million, or 3.6%, when compared to the same period of 2023.

Table of Content
Uninsured deposit balances were $5.5 billion, or 40.5% of total deposits, as of March 31, 2024. The Company reviews uninsured deposits for concentration risk, and typically evaluates this risk by excluding public funds and intercompany deposits to arrive at an adjusted uninsured deposit amount. As such, excluding public funds and intercompany accounts, adjusted uninsured deposits were $3.2 billion, or 24.0% of total deposits, at the end of the first quarter.

First Financial maintains diverse funding sources, including Fed Funds, the Fed discount window, brokered CDs, FHLB borrowings and deposit placement services. The Company believes its funding capacity provides sufficient flexibility to respond to any event that would stress its deposit balances.

Borrowed funds were $1.2 billion as of March 31, 2024 compared to $1.3 billion at December 31, 2023. Borrowings declined due to increases in deposits combined with decreases in investment securities. First Financial had short-term borrowings of $862.1 million as of March 31, 2024 and $937.8 million as of December 31, 2023. Short-term borrowings with the FHLB were $700.0 million at March 31, 2024 and $800.0 million at December 31, 2023. There were no federal funds purchased included in short-term borrowings at March 31, 2024 or December 31, 2023.

Long-term debt, which may include subordinated notes, FRB/FHLB long-term advances or other borrowings, was $343.2 million and $344.1 million at March 31, 2024 and December 31, 2023, respectively. Outstanding subordinated debt totaled $312.8 million as of March 31, 2024 and $312.6 million as of December 31, 2023.

First Financial had no FHLB long-term advances at March 31, 2024 or December 31, 2023. First Financial's total remaining borrowing capacity from the FHLB was $632.9 million as of March 31, 2024.

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

Both First Financial and the Bank received investment grade credit ratings from Kroll Bond Rating Agency, Inc, an independent rating agency. These credit ratings impact the cost and availability of financing to First Financial, and a downgrade to these credit ratings could affect First Financial's or the Bank’s ability to access the credit markets and potentially increase borrowing costs, negatively impacting financial condition and liquidity. Key factors in maintaining high credit ratings include consistent and diverse earnings, strong credit quality and capital ratios, diverse funding sources and disciplined liquidity monitoring procedures. The ratings of First Financial and the Bank at March 31, 2024 were as follows:

	First Financial Bancorp	First Financial Bank
Senior Unsecured Debt	BBB+	A-
Subordinated Debt	BBB	BBB+
Short-Term Debt	K2	K2
Deposit	N/A	A-
Short-Term Deposit	N/A	K2

For ease of borrowing execution, First Financial utilizes a blanket collateral agreement with the FHLB. First Financial pledged $6.3 billion of certain eligible residential, commercial and farm real estate loans, home equity lines of credit and government, agency, and CMBS securities as collateral for borrowings from the FHLB as of March 31, 2024.

Table of Content
First Financial's principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. AFS securities were 97.3% and 97.4% of the total investment portfolio as of March 31, 2024 and December 31, 2023, respectively. The market value of investment securities classified as AFS totaled $2.9 billion and $3.0 billion at March 31, 2024 and December 31, 2023, respectively.  As of March 31, 2024, $1.4 billion of AFS securities were unpledged and there were $390.8 million of securities available to be sold at breakeven. Additionally, $472.1 million of AFS securities have floating rates and could be sold with minimal losses at March 31, 2024.

HTM securities that are maturing within a short period of time can be an additional source of liquidity. As of both March 31, 2024 and December 31, 2023, the Company had no HTM securities maturing within one year.

In total, First Financial expects $554.0 million of cash flows from its investment portfolio in the next 12 months.

Other sources of liquidity include interest-bearing deposits with other banks. At March 31, 2024, these balances totaled $751.3 million. Additionally, First Financial had unused and available overnight wholesale funding sources of $5.2 billion, or 29.4% of total assets, to fund loan and deposit activities in addition to other general corporate requirements.

First Financial also has a $40.0 million short-term credit facility with an unaffiliated bank that matures in December, 2024. This facility has a variable interest rate and provides First Financial additional liquidity, if needed, for various corporate activities including the repurchase of First Financial common stock and the payment of dividends to shareholders. First Financial had no outstanding balance on this short-term credit facility as of March 31, 2024 and December 31, 2023. The credit agreement requires First Financial to comply with certain covenants including those related to asset quality and capital levels, and First Financial was in compliance with all covenants associated with this facility as of March 31, 2024 and December 31, 2023. This credit facility also required First Financial to pledge as collateral the Bank's common stock where the lender is granted a security interest in this collateral.

Certain restrictions exist regarding the Bank's ability to transfer funds to First Financial in the form of cash dividends, loans, other assets or advances and the approval of the Bank's primary federal regulator is required to pay dividends in excess of regulatory limitations.  Dividends paid to First Financial from the Bank totaled $50.0 million for the first three months of 2024.  As of March 31, 2024, the Bank had retained earnings of $929.1 million, of which $206.3 million was available for distribution to the Bancorp without prior regulatory approval. As an additional source of liquidity, First Financial had $151.8 million in cash at the parent company as of March 31, 2024.

Share repurchases also impact First Financial's liquidity. For further information regarding share repurchases, see the Capital section that follows.

Capital expenditures were $7.1 million and $4.5 million for the first three months of 2024 and 2023, respectively. Management believes that sufficient liquidity exists to fund its future capital expenditure commitments.

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

First Financial's tier 1 capital decreased 6 bps to 12.00% at March 31, 2024 compared to 12.06% at December 31, 2023, while the total capital ratio increased to 14.31% at March 31, 2024 compared to 14.26% at December 31, 2023. The leverage ratio

Table of Content
increased to 9.75% at March 31, 2024 from 9.70% at December 31, 2023. The Company’s tangible common equity ratio increased to 7.23% at March 31, 2024 from 7.17% at December 31, 2023. The 6 bp increase in the tangible common equity ratio was driven by current period earnings, which were partially offset by an increase in unrealized losses on the Company's investment portfolio.

As of March 31, 2024, management believes that First Financial met all capital adequacy requirements to which it was subject.  The Company's most recent regulatory notifications categorized First Financial as "well-capitalized" under the regulatory framework for prompt corrective action. There have been no conditions or events since those notifications that management believes have changed the Company's categorization. Total regulatory capital exceeded the minimum requirement by $516.7 million on a consolidated basis at March 31, 2024.

The following tables present the actual and required capital amounts and ratios as of March 31, 2024 and December 31, 2023 under the Basel III Capital Rules and include the minimum required capital levels based on the phase-in provisions of the Basel III Capital Rules. Capital levels required to be considered "well capitalized" are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum capital required - Basel III		PCA requirement to be considered well capitalized
(Dollars in thousands)	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
March 31, 2024
Common equity Tier 1 capital to risk-weighted assets
Consolidated	$1,582,113	11.67%	$949,372	7.00%	N/A	N/A
First Financial Bank	1,694,437	12.50%	948,911	7.00%	$881,132	6.50%

Tier 1 capital to risk-weighted assets
Consolidated	1,626,899	12.00%	1,152,809	8.50%	N/A	N/A
First Financial Bank	1,694,946	12.50%	1,152,249	8.50%	1,084,470	8.00%

Total capital to risk-weighted assets
Consolidated	1,940,762	14.31%	1,424,058	10.50%	N/A	N/A
First Financial Bank	1,843,623	13.60%	1,423,367	10.50%	1,355,587	10.00%

Leverage ratio
Consolidated	1,626,899	9.75%	667,206	4.00%	N/A	N/A
First Financial Bank	1,694,946	10.17%	666,930	4.00%	833,663	5.00%

Table of Content

	Actual		Minimum capital required - Basel III		PCA requirement to be considered well capitalized
(Dollars in thousands)	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
December 31, 2023
Common equity tier 1 capital to risk-weighted assets
Consolidated	$1,568,815	11.73%	$936,192	7.00%	N/A	N/A
First Financial Bank	1,701,338	12.73%	935,746	7.00%	$868,907	6.50%

Tier 1 capital to risk-weighted assets
Consolidated	1,613,480	12.06%	1,136,805	8.50%	N/A	N/A
First Financial Bank	1,701,840	12.73%	1,136,263	8.50%	1,069,424	8.00%

Total capital to risk-weighted assets
Consolidated	1,907,441	14.26%	1,404,289	10.50%	N/A	N/A
First Financial Bank	1,830,677	13.69%	1,403,619	10.50%	1,336,780	10.00%

Leverage ratio
Consolidated	1,613,480	9.70%	665,125	4.00%	N/A	N/A
First Financial Bank	1,701,840	10.24%	664,781	4.00%	830,976	5.00%

Shareholder dividends. First Financial paid a dividend of $0.23 per common share on March 15, 2024 to shareholders of record as of March 1, 2024. Additionally, First Financial's board of directors authorized a dividend of $0.23 per common share, payable on June 17, 2024 to shareholders of record as of June 3, 2023.

Share repurchases. Effective December 2023, First Financial's board of directors approved a stock repurchase plan (the 2024 Stock Repurchase Plan), replacing the 2022 Stock Repurchase Plan which became effective in January 2022. The 2024 Stock Repurchase Plan continues for two years and authorized the purchase of up to 5,000,000 shares of the Company's common stock and will expire in December 2025. First Financial did not repurchase any shares under this plan during the first quarter of 2024. Therefore, at March 31, 2024, all 5,000,000 common shares remained available for repurchase under the 2024 Stock Repurchase Plan.

Shareholders' equity. Total shareholders’ equity was $2.3 billion at both March 31, 2024 and December 31, 2023.

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

For a full discussion of these risks, see the Enterprise Risk Management section in Management's Discussion and Analysis in First Financial’s 2023 Annual Report on Form 10-K. The sections that follow provide additional discussion related to credit risk and market risk.

CREDIT RISK

Credit risk represents the risk of loss due to failure of a customer or counterparty to meet its financial obligations in accordance with contractual terms. First Financial manages credit risk through its underwriting process, periodically reviewing and approving its credit exposures using credit policies and guidelines approved by the board of directors.

Table of Content
MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, foreign exchange rates and equity prices. The primary sources of market risk for First Financial are interest rate risk and liquidity risk.

Interest rate risk. Interest rate risk is the risk to earnings and the value of the Company's equity arising from changes in market interest rates. Interest rate risk arises in the normal course of business to the extent that there is a divergence between the amount of interest-earning assets and the amount of interest-bearing liabilities that are prepaid, withdrawn, re-priced or mature in specified periods. First Financial seeks to achieve consistent growth in net interest income and equity while managing volatility from shifts in market interest rates, while operating within acceptable limits established for interest rate risk and maintaining adequate levels of funding and liquidity.

Potential cash flows, sales, or replacement value of many of our assets and liabilities, especially those that earn or pay interest, are sensitive to changes in the general level of interest rates. This interest rate risk arises primarily from our normal business activities of gathering deposits and extending loans. Many factors affect our exposure to changes in interest rates, such as general economic and financial conditions, client preferences, historical pricing relationships, and re-pricing characteristics of financial instruments. Our earnings can also be affected by the monetary and fiscal policies of the U.S. Government and its agencies, particularly the Federal Reserve.

In managing interest rate risk, the Company establishes guidelines and strategies for asset and liability management, including measurement of short and long-term sensitivities to changes in interest rates, through our internal Balance Sheet Strategies and Asset Liability Committee, which is comprised of senior officers from the treasury, risk management, credit administration, finance and lending areas. These guidelines and strategies are also reviewed with the Capital Markets Committee of our Board of Directors.

First Financial monitors its interest rate risk position using income simulation models and EVE sensitivity analyses that capture both short-term and long-term interest rate risk exposure.  Income simulation involves forecasting NII under a variety of interest rate scenarios. EVE is calculated by discounting the cash flows for all balance sheet instruments under different interest rate scenarios. First Financial uses EVE sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income and capital.  For both NII and EVE modeling, First Financial leverages instantaneous parallel shocks to evaluate interest rate risk exposure across rising and falling rate scenarios. Additional scenarios evaluated include various non-parallel yield curve twists.

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

Non-maturity deposit modeling is particularly dependent on the assumption for repricing sensitivity known as a beta. Beta is the amount by which First Financial’s interest bearing non-maturity deposit rates will increase when short-term interest rates rise. The Company utilized a weighted average deposit beta of 43% in its interest rate risk modeling as of March 31, 2024. First Financial also includes an assumption for the migration of non-maturity deposit balances into CDs for all upward rate scenarios beginning with the +100 bps scenario, thereby increasing deposit costs and reducing asset sensitivity.

Presented below is the estimated impact on First Financial’s NII and EVE position as of March 31, 2024, assuming immediate, parallel shifts in interest rates:

	% Change from base case for immediate parallel changes in rates
	-100 bps	+100 bps	+200 bps
NII-Year 1	(5.98)%	3.40%	5.21%
NII-Year 2	(5.57)%	2.90%	3.90%
EVE	(1.43)%	0.73%	1.10%

Table of Content
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

The projected results for NII and EVE reflect an asset sensitive position, due to a strong funding mix of low cost transactional deposits supporting loans priced primarily off the short end of the rate curve. The difference in sensitivity between the down and up rate scenarios is driven by an assumed compositional shift in funding makeup. First Financial continues to manage its balance sheet with a bias toward asset sensitivity while simultaneously balancing the potential earnings impact of this strategy.

First Financial continually evaluates the sensitivity of its interest rate risk position to modeling assumptions. The following table reflects First Financial’s estimated NII sensitivity profile as of March 31, 2024 assuming a 25% increase and a 25% reduction to the beta assumption on managed rate deposits:

	Beta sensitivity (% change from base)
	+100 BP		+200 BP
	Beta 25% lower	Beta 25% higher	Beta 25% lower	Beta 25% higher
NII-Year 1	4.49%	2.30%	6.26%	4.15%
NII-Year 2	4.01%	1.78%	4.98%	2.83%

See the Net Interest Income section of Management’s Discussion and Analysis for further discussion.

Liquidity risk. Liquidity risk is the potential that an entity will be unable to meet its obligations as they come due because of an inability to liquidate assets, or obtain funding or that it cannot easily unwind or offset exposures without significantly lowering market prices because of inadequate market depth or market disruptions. Management focuses on maintaining and enhancing liquidity by maximizing collateral-based liquidity availability. First Financial manages liquidity in relation to the trend and stability of deposits; degree and reliance on short-term, volatile sources of funds, including any undue reliance on borrowings or brokered deposits to fund longer-term assets. Management identifies, measures, monitors and manages liquidity while seeking to maintain diversification of funding sources, both on- and off-balance-sheet.

Management, including the Balance Sheet Strategies and Asset Liability Committee, monitors liquidity through a regular review of asset and liability maturities, funding sources, and loan and deposit forecasts. The Company continually refines and updates its liquidity risk management processes, such as refining the contingency funding plan, meeting frequently, and securing additional contingent borrowing capacity. We maintain strategic and contingency liquidity plans to ensure sufficient available funding to satisfy requirements for balance sheet growth, properly manage capital market funding sources and to address unexpected liquidity requirements.

Management closely monitors the usage of excess business deposits, the balance of personal deposits and the broader macroeconomic environment. This monitoring includes consideration of various metrics and establishment of internal thresholds related to balance sheet composition, borrowing composition, and liquidity composition. Balance sheet composition metrics reviewed include the loan to deposit, loans to total assets and core deposits to total assets ratios among others. Borrowing composition monitoring includes, but is not limited to, consideration of borrowing capacity as a percentage of total assets, brokered CDs as a percentage of total assets and Fed funds lines to total assets. Liquidity composition ratios include remaining liquidity to total assets, and tier 1 liquidity sources as a percentage of both 30 and 90 day maturing liabilities, among others. As of March 31, 2024, all metrics reviewed were within the Company's policy limits.

The Company utilizes its contingency funding plan to assess the ability of the Company to successfully navigate significant liquidity events. The contingency funding plan considers various sources of liquidity, including loan and deposit growth rates, decreasing access to secured and unsecured wholesale funding sources and declining financial performance, to determine First Financial’s ability to meet liquidity requirements over certain time horizons and in certain stress scenarios. The contingency funding plan also includes the process for creating a Contingency Funding Task Force. During a liquidity crisis, the CFTF, via the Balance Sheet Strategies and Asset Liability Committee, would assess and identify key mitigation strategies needed for addressing a liquidity crisis. These mitigation strategies would be assigned to appropriate personnel for implementation with established targets and reporting requirements. Typical mitigation strategies would include, but not be limited to, curtailing loan originations, pricing options for stabilizing/growing deposits, options for expanding wholesale funding sources, and asset liquidation options.

Table of Content

For further discussion of the Company's liquidity, please see the Liquidity section within Management's Discussion and Analysis.

CRITICAL ACCOUNTING ESTIMATES

First Financial’s Consolidated Financial Statements are prepared based on the application of the Company's accounting policies.  These policies require the reliance on estimates and assumptions which are inherently subjective and may be susceptible to significant change.  Changes in underlying factors, assumptions or estimates could have a material impact on First Financial’s future financial condition and results of operations. In management’s opinion, some of these estimates and assumptions have a more significant impact than others on First Financial’s financial reporting.  For First Financial, these estimates and assumptions include accounting for the ACL - loans and leases, goodwill, pension and income taxes.  The estimates and assumptions are discussed in detail in the Critical Accounting Estimates section of Management’s Discussion and Analysis in First Financial’s 2023 Annual Report.  There were no changes to the accounting estimates and assumptions for the ACL, goodwill, pension or income taxes during the three months ended March 31, 2024.

ACCOUNTING AND REGULATORY MATTERS

Note 2 - Recently Adopted and Issued Accounting Standards in the Notes to Consolidated Financial Statements discusses new accounting standards adopted by First Financial in 2024 and 2023, as well as the expected impact of accounting standards issued but not yet adopted.  To the extent the adoption of new accounting standards materially affects financial condition, results of operations or liquidity, the impacts are discussed in the applicable Notes to the Consolidated Financial Statements and sections of Management’s Discussion and Analysis.

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

Table of Content

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

These and other risk factors are more fully described in First Financial's Annual Report on Form 10-K for the year ended December 31, 2023 under the section entitled “Item 1A. Risk Factors” and from time to time, in other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Actual results may differ materially from those expressed in or implied by any forward-looking statements. Except to the extent required by applicable law or regulation, First Financial undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

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

Table of Content
PART II-OTHER INFORMATION

Item 1.Legal Proceedings.

There have been no material changes to the disclosure in response to "Part I - Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

Item 1A.Risk Factors.

There are a number of factors that may adversely affect the Company's business, financial results, or stock price. See "Risk Factors" as disclosed in response to "Item 1A. to Part I - Risk Factors" of Form 10-K for the year ended December 31, 2023.

There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On January 27, 2022, the Board announced that it authorized a stock repurchase plan that provided for the purchase of up to 5,000,000 shares of common stock of the Company (the 2022 Stock Repurchase Plan). The 2022 Stock Repurchase Plan became effective January 1, 2022, upon the expiration of the previously authorized stock repurchase plan, and expired December 31, 2023. In December 2023 the Board authorized a new two-year plan effective January 1, 2024, that provides for the purchase of up to 5,000,000 shares of the common stock of the Company (the “2024 Stock Repurchase Plan”). The Company did not purchase any shares under the 2024 Stock Repurchase Plan in the first quarter of 2024.

Item 5.    Other Information.

During the three months ended March 31, 2024, none of the Company's officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

FIRST FINANCIAL BANCORP.
(Registrant)

/s/ James M. Anderson		/s/ Scott T. Crawley
James M. Anderson		Scott T. Crawley
Executive Vice President and Chief Financial Officer		Senior Vice President and Controller
(Principal Accounting Officer)

Date	5/9/2024	Date	5/9/2024