Form 10-Q
period 2024-06-30
FIRST FINANCIAL BANCORP /OH/
filed 2024-08-09
CIK 708955

Table of Content
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                           June 30, 2024

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
Yes  ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The registrant has one class of common stock (no par value) with 95,481,794 shares outstanding at August 8, 2024.

Table of Content
FIRST FINANCIAL BANCORP.

Table of Content
Glossary of Abbreviations and Acronyms

First Financial has identified the following list of abbreviations and acronyms that are used in the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

ABL	Asset backed lending	Form 10-K	First Financial Bancorp. Annual Report on Form 10-K
ACL or Allowance	Allowance for credit losses	FRB	Federal Reserve Bank
AFS	Available-for-sale	FTE	Fully tax equivalent
Agile	Agile Premium Finance	GAAP	U.S. Generally Accepted Accounting Principles
AOCI	Accumulated other comprehensive income	HTC	Historic tax credit
ASC	Accounting standards codification	HTM	Held-to-maturity
ASU	Accounting standards update	Insignificant	Less than $0.1 million
Bank	First Financial Bank	IRLC	Interest rate lock commitment
Basel III	Basel Committee regulatory capital reforms, Third Basel Accord	LGD	Loss given default
Bannockburn	Bannockburn Global Forex	LIHTC	Low income housing tax credit
Bp/bps	Basis point(s)	MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
BOLI	Bank owned life insurance	MSFG	MainSource Financial Group, Inc.
CDs	Certificates of deposit	N/A	Not applicable
C&I	Commercial & industrial	NII	Net interest income
CRE	Commercial real estate	NMTC	New market tax credit
Company	First Financial Bancorp.	OREO	Other real estate owned
CFTF	Contingency Funding Task Force	PAM	Proportional amortization method
DDA	Demand deposit account	PCA	Prompt corrective action
Dodd-Frank	Dodd–Frank Wall Street Reform and Consumer Protection Act	PCD	Purchased credit deteriorated
ERM	Enterprise risk management	R&S	Reasonable and Supportable
EVE	Economic value of equity	ROU	Right-of-use
Fair Value Topic	FASB ASC Topic 820, Fair Value Measurement	SEC	U.S. Securities and Exchange Commission
FASB	Financial Accounting Standards Board	Summit	Summit Funding Group, Inc.
FDIC	Federal Deposit Insurance Corporation	SOFR	Secured Overnight Financing Rate
FDM	Financial difficulty modification	Topic 842	FASB ASC Topic 842, Leasing
FHLB	Federal Home Loan Bank	TDR	Troubled debt restructuring
FINRA	Financial Industry Regulatory Authority	USD	United States dollars
First Financial	First Financial Bancorp.

Table of Content
PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Cash and due from banks	$193,794	$213,059
Interest-bearing deposits with other banks	738,555	792,960
Investment securities available-for-sale, at fair value (amortized cost $3,410,038 at June 30, 2024 and $3,382,604 at December 31, 2023)	3,036,758	3,021,126
Investment securities held-to-maturity (fair value $70,066 at June 30, 2024 and $71,688 at December 31, 2023)	78,921	80,321
Other investments	132,412	129,945
Loans held for sale, at fair value	16,911	9,213
Loans and leases
Commercial & industrial	3,782,487	3,501,221
Lease financing	534,557	474,817
Construction real estate	741,406	564,832
Commercial real estate	4,076,596	4,080,939
Residential real estate	1,377,290	1,333,674
Home equity	800,860	758,676
Installment	148,530	159,078
Credit card	59,477	59,939
Total loans and leases	11,521,203	10,933,176
Less: Allowance for credit losses	(156,185)	(141,433)
Net loans and leases	11,365,018	10,791,743
Premises and equipment	197,873	194,740
Operating leases	167,472	153,214
Goodwill	1,007,656	1,005,868
Other intangibles	83,528	83,949
Accrued interest and other assets	1,147,282	1,056,762
Total assets	$18,166,180	$17,532,900

Liabilities
Deposits
Interest-bearing demand	$2,922,540	$2,993,219
Savings	4,628,320	4,331,228
Time	3,049,635	2,718,390
Total interest-bearing deposits	10,600,495	10,042,837
Noninterest-bearing	3,061,427	3,317,960
Total deposits	13,661,922	13,360,797
FHLB short-term borrowings	1,040,000	800,000
Other short-term borrowings	139,172	137,814
Total short-term borrowings	1,179,172	937,814
Long-term debt	338,556	344,115
Total borrowed funds	1,517,728	1,281,929
Accrued interest and other liabilities	660,091	622,200
Total liabilities	15,839,741	15,264,926

Shareholders' equity
Common stock - no par value
Authorized - 160,000,000 shares; Issued - 104,281,794 shares at both June 30, 2024 and December 31, 2023	1,635,705	1,638,972
Retained earnings	1,204,844	1,136,718
Accumulated other comprehensive income (loss)	(323,409)	(309,819)
Treasury stock, at cost, 8,795,784 shares at June 30, 2024 and 9,140,550 shares at December 31, 2023	(190,701)	(197,897)
Total shareholders' equity	2,326,439	2,267,974
Total liabilities and shareholders' equity	$18,166,180	$17,532,900
See Notes to Consolidated Financial Statements.

Table of Content
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Interest income
Loans and leases, including fees	$211,760	$184,387	$413,600	$354,093
Investment securities
Taxable	30,295	32,062	58,591	63,929
Tax-exempt	2,704	3,513	5,796	6,977
Total interest on investment securities	32,999	35,575	64,387	70,906
Other earning assets	7,960	3,933	15,418	7,477
Total interest income	252,719	223,895	493,405	432,476
Interest expense
Deposits	83,022	44,292	159,097	75,748
Short-term borrowings	11,395	15,536	22,338	28,486
Long-term borrowings	4,991	4,835	9,919	9,692
Total interest expense	99,408	64,663	191,354	113,926
Net interest income	153,311	159,232	302,051	318,550
Provision for credit losses - loans and leases	16,157	12,719	29,576	21,363
Provision for (recapture of) credit losses - unfunded commitments	286	(1,994)	(1,973)	(159)
Net interest income after provision for credit losses	136,868	148,507	274,448	297,346
Noninterest income
Service charges on deposit accounts	7,188	6,972	14,100	13,486
Wealth management fees	7,172	6,713	13,848	13,047
Bankcard income	3,900	3,692	7,042	7,284
Client derivative fees	763	1,827	2,013	2,832
Foreign exchange income	16,787	15,039	27,222	31,937
Leasing business income	16,828	10,265	31,417	23,929
Net gain from sales of loans	4,479	3,839	8,263	6,174
Net gain (loss) on sales of investment securities	0	(384)	(5,277)	(403)
Net gain (loss) on equity securities	(64)	(82)	26	58
Other	4,448	5,377	9,359	10,457
Total noninterest income	61,501	53,258	108,013	108,801
Noninterest expenses
Salaries and employee benefits	75,225	74,199	149,262	146,453
Net occupancy	5,793	5,606	11,716	11,291
Furniture and equipment	3,646	3,362	7,334	6,679
Data processing	8,877	9,871	17,182	18,891
Marketing	2,605	2,802	4,567	4,962
Communication	816	644	1,611	1,278
Professional services	2,885	2,308	5,153	4,254
State intangible tax	875	964	1,752	1,949
FDIC assessments	2,657	2,806	5,437	5,632
Intangible assets amortization	2,396	2,601	4,697	5,201
Leasing business expense	10,128	6,730	19,882	14,668
Other	7,671	8,722	17,336	16,050
Total noninterest expenses	123,574	120,615	245,929	237,308
Income before income taxes	74,795	81,150	136,532	168,839
Income tax expense (benefit)	13,990	15,483	25,038	32,769
Net income	$60,805	$65,667	$111,494	$136,070
Net earnings per common share - basic	$0.64	$0.70	$1.18	$1.45
Net earnings per common share - diluted	$0.64	$0.69	$1.17	$1.43
Average common shares outstanding - basic	94,438,235	93,924,068	94,328,151	93,828,829
Average common shares outstanding - diluted	95,470,093	95,169,348	95,327,045	95,065,334
See Notes to Consolidated Financial Statements.

Table of Content

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$60,805	$65,667	$111,494	$136,070
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on debt securities arising during the period	(1,999)	(24,896)	(9,185)	5,589
Change in retirement obligation	289	132	577	247
Unrealized gain (loss) on derivatives	(458)	(331)	(4,549)	(331)
Unrealized gain (loss) on foreign currency exchange	(132)	144	(433)	148
Other comprehensive income (loss)	(2,300)	(24,951)	(13,590)	5,653
Comprehensive income (loss)	$58,505	$40,716	$97,904	$141,723

See Notes to Consolidated Financial Statements.

Table of Content
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Second quarter
(Dollars in thousands except per share data)
(Unaudited)

	Common Stock		Retained	Accumulated other comprehensive	Treasury stock
	Shares	Amount	Earnings	income (loss)	Shares	Amount	Total
Balance at April 1, 2023	104,281,794	$1,629,428	$1,016,893	$(328,059)	(9,091,388)	$(196,766)	$2,121,496
Net income			65,667				65,667
Other comprehensive income (loss)				(24,951)			(24,951)
Cash dividends declared:
Common stock at $0.23 per share			(21,845)				(21,845)
Exercise of stock options, net of shares purchased		(16)			1,387	30	14
Restricted stock awards, net of forfeitures		(928)			(6,310)	(209)	(1,137)
Share-based compensation expense		4,175					4,175
Balance at June 30, 2023	104,281,794	$1,632,659	$1,060,715	$(353,010)	(9,096,311)	$(196,945)	$2,143,419
Balance at April 1, 2024	104,281,794	$1,632,971	$1,166,065	$(321,109)	(8,808,199)	$(190,924)	$2,287,003
Net income			60,805				60,805
Other comprehensive income (loss)				(2,300)			(2,300)
Cash dividends declared:
Common stock at $0.23 per share			(22,026)				(22,026)
Restricted stock awards, net of forfeitures		(344)			12,415	223	(121)
Share-based compensation expense		3,078					3,078
Balance at June 30, 2024	104,281,794	$1,635,705	$1,204,844	$(323,409)	(8,795,784)	$(190,701)	$2,326,439

See Notes to Consolidated Financial Statements.

Table of Content
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Year-to-date
(Dollars in thousands except per share data)
(Unaudited)

	Common Stock		Retained	Accumulated other comprehensive	Treasury stock
	Shares	Amount	Earnings	income (loss)	Shares	Amount	Total
Balance at January 1, 2023	104,281,794	$1,634,605	$968,237	$(358,663)	(9,390,695)	$(202,806)	$2,041,373
Net income			136,070				136,070
Other comprehensive income (loss)				5,653			5,653
Cash dividends declared:
Common stock at $0.46 per share			(43,592)				(43,592)
Exercise of stock options, net of shares purchased		(57)			4,855	105	48
Restricted stock awards, net of forfeitures		(10,680)			289,529	5,756	(4,924)
Share-based compensation expense		8,791					8,791
Balance at June 30, 2023	104,281,794	$1,632,659	$1,060,715	$(353,010)	(9,096,311)	$(196,945)	$2,143,419
Balance at January 1, 2024	104,281,794	$1,638,972	$1,136,718	$(309,819)	(9,140,550)	$(197,897)	$2,267,974
Impact of cumulative effect of adoption of new accounting principles			599				599
Net income			111,494				111,494
Other comprehensive income (loss)				(13,590)			(13,590)
Cash dividends declared:
Common stock at $0.46 per share			(43,967)				(43,967)
Restricted stock awards, net of forfeitures		(12,211)			344,766	7,196	(5,015)
Share-based compensation expense		8,944					8,944
Balance at June 30, 2024	104,281,794	$1,635,705	$1,204,844	$(323,409)	(8,795,784)	$(190,701)	$2,326,439

See Notes to Consolidated Financial Statements.

Table of Content
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six months ended
	June 30,
	2024	2023
Operating activities
Net income	$111,494	$136,070
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recapture of) credit losses	27,603	21,204
Depreciation and amortization	15,173	15,036
Stock-based compensation expense	8,944	8,791
Pension expense (income)	2,950	1,752
Net amortization (accretion) on investment securities	2,374	3,779
Net (gain) loss on sales of investment securities	5,277	403
Net (gain) loss from equity securities	(26)	(58)
Originations of loans held for sale	(192,360)	(126,746)
Net gains from sales of loans held for sale	(8,263)	(6,174)
Proceeds from sales of loans held for sale	192,925	124,350
Deferred income taxes	12,824	8,762
Amortization of operating leases	4,078	3,791
Payments for operating leases	(4,243)	(3,924)
Decrease (increase) cash surrender value of life insurance	(1,903)	(2,250)
Decrease (increase) in interest receivable	(2,420)	(2,997)
(Decrease) increase in interest payable	1,240	30,939
Decrease (increase) in other assets	(107,733)	132,084
(Decrease) increase in other liabilities	32,053	(65,747)
Net cash provided by (used in) operating activities	99,987	279,065

Investing activities
Proceeds from sales of securities available-for-sale	211,959	4,750
Proceeds from calls, paydowns and maturities of securities available-for-sale	219,808	194,099
Purchases of securities available-for-sale	(469,203)	(35,718)
Proceeds from calls, paydowns and maturities of securities held-to-maturity	1,533	1,748
Proceeds from sales of other investment securities	11,559	0
Proceeds from calls, paydowns and maturities of other securities	24,831	2,192
Purchases of other investment securities	(36,590)	(866)
Net decrease (increase) in interest-bearing deposits with other banks	54,405	(97,059)
Net decrease (increase) in loans and leases	(509,553)	(256,030)
Proceeds from disposal of other real estate owned	106	85
Purchases of premises and equipment	(10,408)	(12,033)
Net change in operating leases	(14,258)	(40,534)
Net cash (paid for) acquired from acquisitions	(96,887)	(3,495)
Life insurance death benefits	1,122	1,620
Net cash provided by (used in) investing activities	(611,576)	(241,241)

Financing activities
Net (decrease) increase in total deposits	301,125	93,701
Net (decrease) increase in short-term borrowings	241,358	(70,873)
Payments on long-term debt	(5,935)	(7,088)
Cash dividends paid on common stock	(44,224)	(43,728)
Proceeds from exercise of stock options	0	48
Net cash provided by (used in) financing activities	492,324	(27,940)

Cash and due from banks
Change in cash and due from banks	(19,265)	9,884
Cash and due from banks at beginning of period	213,059	207,501
Cash and due from banks at end of period	$193,794	$217,385
	(continued on next page)
See Notes to Consolidated Financial Statements.

Table of Content
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(Unaudited)

	Six months ended
	June 30,
	2024	2023
Supplemental disclosures
Interest paid	$190,114	$82,987
Income taxes paid, net of refunds	$21,248	$7,717

Supplemental schedule for investing activities
Business combinations
Assets acquired, net of purchase consideration	$914	$(3,380)
Liabilities assumed	2,702	941
Goodwill	$1,788	$4,321

See Notes to Consolidated Financial Statements.

Table of Content
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
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

The amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. First Financial adopted this standard on a modified retrospective basis, resulting in amended disclosures in the Company's Consolidated Financial Statements, but not materially impacting the Company's results of operations. The Company recorded a net increase to retained earnings of $0.6 million as of January 1, 2024 for the cumulative effect of adopting this guidance.

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

NOTE 3:  INVESTMENTS

For the three months ended June 30, 2024, there were no sales of AFS securities. For the six months ended June 30, 2024 there were $212.0 million of sales of AFS securities with $0.4 million gross realized gains and gross realized losses of $7.9 million. Additionally in the first six months ended June 30, 2024, First Financial sold its remaining Class B Visa shares, which resulted in proceeds of $11.6 million, with gross realized gains of $2.2 million which is included in Net gain (loss) on sales of investment securities on the Consolidated Statements of Income. For the three and six months ended June 30, 2023, there were $4.8 million of sales of AFS securities with no gross realized gains and gross realized losses of $0.4 million.

The following is a summary of HTM and AFS investment securities as of June 30, 2024:

	Held-to-maturity				Available-for-sale
(Dollars in thousands)	Amortized cost	Unrecognized gain	Unrecognized loss	Fair value	Amortized cost	Unrealized gain	Unrealized loss	Fair value
U.S. Treasuries	$0	$0	$0	$0	$34,915	$0	$(3,943)	$30,972
Securities of U.S. government agencies and corporations	0	0	0	0	82,501	0	(12,521)	69,980
Mortgage-backed securities - residential	0	0	0	0	909,468	469	(102,814)	807,123
Mortgage-backed securities - commercial	31,961	0	(4,891)	27,070	438,738	0	(33,465)	405,273
Collateralized mortgage obligations	7,466	0	(873)	6,593	529,316	374	(57,225)	472,465
Obligations of state and other political subdivisions	8,244	35	(325)	7,954	701,945	975	(124,348)	578,572
Asset-backed securities	0	0	0	0	578,931	191	(30,021)	549,101
Other securities	31,250	0	(2,801)	28,449	134,224	15	(10,967)	123,272
Total	$78,921	$35	$(8,890)	$70,066	$3,410,038	$2,024	$(375,304)	$3,036,758

Table of Content
The following is a summary of HTM and AFS investment securities as of December 31, 2023:

	Held-to-maturity				Available-for-sale
(Dollars in thousands)	Amortized cost	Unrecognized gain	Unrecognized loss	Fair value	Amortized cost	Unrealized gain	Unrealized loss	Fair value
U.S. Treasuries	$0	$0	$0	$0	$34,904	$0	$(3,661)	$31,243
Securities of U.S. government agencies and corporations	0	0	0	0	81,790	0	(12,010)	69,780
Mortgage-backed securities - residential	0	0	0	0	744,546	2,034	(85,532)	661,048
Mortgage-backed securities - commercial	32,926	0	(4,628)	28,298	543,134	7	(35,911)	507,230
Collateralized mortgage obligations	7,970	0	(539)	7,431	478,744	181	(60,277)	418,648
Obligations of state and other political subdivisions	8,175	130	(215)	8,090	765,223	1,614	(114,320)	652,517
Asset-backed securities	0	0	0	0	600,055	6	(39,813)	560,248
Other securities	31,250	0	(3,381)	27,869	134,208	0	(13,796)	120,412
Total	$80,321	$130	$(8,763)	$71,688	$3,382,604	$3,842	$(365,320)	$3,021,126

The following table provides a summary of investment securities by contractual maturity as of June 30, 2024, except for residential and commercial mortgage-backed securities, collateralized mortgage obligations and asset-backed securities, which are shown as single totals due to the unpredictability of the timing in principal repayments.

	Held-to-maturity		Available-for-sale
(Dollars in thousands)	Amortized cost	Fair value	Amortized cost	Fair value
By Contractual Maturity:
Due in one year or less	$0	$0	$10,536	$10,542
Due after one year through five years	5,092	5,070	159,963	146,287
Due after five years through ten years	32,747	29,909	250,521	211,774
Due after ten years	1,655	1,424	532,565	434,193
Mortgage-backed securities - residential	0	0	909,468	807,123
Mortgage-backed securities - commercial	31,961	27,070	438,738	405,273
Collateralized mortgage obligations	7,466	6,593	529,316	472,465
Asset-backed securities	0	0	578,931	549,101
Total	$78,921	$70,066	$3,410,038	$3,036,758

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

First Financial does not intend to sell, and it is not more likely than not that the Company will be required to sell, debt securities prior to maturity or recovery of the recorded value. Additionally, based on the Company's credit assessment of AFS securities in an unrealized loss position, the Company recorded no reserves for the periods ended June 30, 2024 or December 31, 2023.

Table of Content
As of June 30, 2024, the Company's investment securities portfolio consisted of 909 securities, of which 752 were in an unrealized loss position. As of December 31, 2023, the Company's investment securities portfolio consisted of 1,018 securities, of which 783 were in an unrealized loss position.

Primarily all of First Financial’s HTM debt securities are issued by U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. The remainder of the Company's HTM securities are non-agency collateralized mortgage obligations and obligations of state and other political subdivisions which currently carry ratings no lower than A+. There were no HTM securities on nonaccrual status or past due at June 30, 2024 or December 31, 2023.

Management measures expected credit losses on HTM debt securities on a collective basis by security type. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The Company did not record an ACL for these securities as of June 30, 2024 or December 31, 2023.

The following tables provide the fair value and gross unrealized losses of AFS investment securities in an unrealized loss position for which an ACL has not been recorded, aggregated by investment category and the length of time the individual securities have been in a continuous loss position:

	June 30, 2024
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. Treasuries	$0	$0	$30,972	$(3,943)	$30,972	$(3,943)
Securities of U.S. Government agencies and corporations	0	0	69,980	(12,521)	69,980	(12,521)
Mortgage-backed securities - residential	170,664	(2,559)	548,735	(100,255)	719,399	(102,814)
Mortgage-backed securities - commercial	26,663	(103)	358,441	(33,362)	385,104	(33,465)
Collateralized mortgage obligations	54,817	(167)	313,966	(57,058)	368,783	(57,225)
Obligations of state and other political subdivisions	29,951	(361)	505,236	(123,987)	535,187	(124,348)
Asset-backed securities	51,977	(99)	314,378	(29,922)	366,355	(30,021)
Other securities	0	0	118,256	(10,967)	118,256	(10,967)
Total	$334,072	$(3,289)	$2,259,964	$(372,015)	$2,594,036	$(375,304)

	December 31, 2023
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. Treasuries	$0	$0	$31,243	$(3,661)	$31,243	$(3,661)
Securities of U.S. Government agencies and corporations	0	0	69,780	(12,010)	69,780	(12,010)
Mortgage-backed securities - residential	31,892	(483)	538,863	(85,049)	570,755	(85,532)
Mortgage-backed securities - commercial	1,772	(11)	495,451	(35,900)	497,223	(35,911)
Collateralized mortgage obligations	10,699	(157)	393,884	(60,120)	404,583	(60,277)
Obligations of state and other political subdivisions	15,155	(132)	562,740	(114,188)	577,895	(114,320)
Asset-backed securities	6,853	(15)	542,029	(39,798)	548,882	(39,813)
Other securities	14,605	(396)	105,807	(13,400)	120,412	(13,796)
Total	$80,976	$(1,194)	$2,739,797	$(364,126)	$2,820,773	$(365,320)

Table of Content
The following tables provide the fair value and gross unrecognized losses of HTM investment securities in an unrecognized loss position for which an ACL has not been recorded, aggregated by investment category and the length of time the individual securities have been in a continuous loss position:

	June 30, 2024
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrecognized loss	Fair value	Unrecognized loss	Fair value	Unrecognized loss
U.S. Treasuries	$0	$0	$0	$0	$0	$0
Securities of U.S. Government agencies and corporations	0	0	0	0	0	0
Mortgage-backed securities - residential	0	0	0	0	0	0
Mortgage-backed securities - commercial	0	0	27,070	(4,891)	27,070	(4,891)
Collateralized mortgage obligations	0	0	6,593	(873)	6,593	(873)
Obligations of state and other political subdivisions	3,368	(75)	2,554	(250)	5,922	(325)
Asset-backed securities	0	0	0	0	0	0
Other securities	0	0	28,449	(2,801)	28,449	(2,801)
Total	$3,368	$(75)	$64,666	$(8,815)	$68,034	$(8,890)

	December 31, 2023
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrecognized loss	Fair value	Unrecognized loss	Fair value	Unrecognized loss
U.S. Treasuries	$0	$0	$0	$0	$0	$0
Securities of U.S. Government agencies and corporations	0	0	0	0	0	0
Mortgage-backed securities - residential	0	0	0	0	0	0
Mortgage-backed securities - commercial	0	0	28,298	(4,628)	28,298	(4,628)
Collateralized mortgage obligations	0	0	7,431	(539)	7,431	(539)
Obligations of state and other political subdivisions	1,128	(3)	1,488	(212)	2,616	(215)
Asset-backed securities	0	0	0	0	0	0
Other securities	0	0	27,869	(3,381)	27,869	(3,381)
Total	$1,128	$(3)	$65,086	$(8,760)	$66,214	$(8,763)

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

The following table sets forth the Company's loan portfolio at June 30, 2024 by risk attribute and origination date as well as current period gross chargeoffs:

(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Term Total	Revolving	Total
Commercial & industrial
Pass	$397,698	$838,832	$672,267	$357,802	$230,791	$283,921	$2,781,311	$872,488	$3,653,799
Special mention	541	1,905	3,566	634	454	14,964	22,064	16,859	38,923
Substandard	8,195	4,348	20,856	14,777	2,766	7,601	58,543	31,222	89,765
Doubtful	0	0	0	0	0	0	0	0	0
Total	$406,434	$845,085	$696,689	$373,213	$234,011	$306,486	$2,861,918	$920,569	$3,782,487
YTD Gross chargeoffs	$3	$650	$1,496	$403	$131	$2,161	$4,844	$0	$4,844
Lease financing
Pass	$99,451	$292,896	$91,744	$14,831	$7,857	$2,988	$509,767	$0	$509,767
Special mention	0	2,985	11,234	0	0	0	14,219	0	14,219
Substandard	0	3,529	4,357	80	0	2,605	10,571	0	10,571
Total	$99,451	$299,410	$107,335	$14,911	$7,857	$5,593	$534,557	$0	$534,557
YTD Gross chargeoffs	$0	$109	$81	$3	$0	$0	$193	$0	$193
Construction real estate
Pass	$155,037	$113,895	$309,623	$106,111	$1,365	$5,969	$692,000	$211	$692,211
Special mention	0	0	11,045	0	16,588	10,247	37,880	0	37,880
Substandard	1,196	0	0	10,119	0	0	11,315	0	11,315
Total	$156,233	$113,895	$320,668	$116,230	$17,953	$16,216	$741,195	$211	$741,406
YTD Gross chargeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial real estate - investor
Pass	$237,292	$436,115	$536,512	$419,766	$256,115	$1,081,672	$2,967,472	$37,140	$3,004,612
Special mention	0	0	0	8,989	279	48,587	57,855	0	57,855
Substandard	0	0	10,600	0	5,200	26,444	42,244	0	42,244
Doubtful	0	0	0	0	0	0	0	0	0

Table of Content

(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Term Total	Revolving	Total
Total	$237,292	$436,115	$547,112	$428,755	$261,594	$1,156,703	$3,067,571	$37,140	$3,104,711
YTD Gross chargeoffs	$0	$0	$0	$0	$788	$4,531	$5,319	$0	$5,319
Commercial real estate - owner
Pass	$100,312	$133,722	$167,831	$114,685	$134,433	$261,297	$912,280	$17,773	$930,053
Special mention	0	3,492	567	605	515	13,533	18,712	0	18,712
Substandard	0	0	723	9,896	2,052	10,449	23,120	0	23,120
Total	$100,312	$137,214	$169,121	$125,186	$137,000	$285,279	$954,112	$17,773	$971,885
YTD Gross chargeoffs	$0	$0	$0	$0	$0	$2	$2	$0	$2
Residential real estate
Performing	$72,959	$226,221	$343,729	$247,159	$181,679	$289,603	$1,361,350	$0	$1,361,350
Nonperforming	0	235	733	3,148	3,097	8,727	15,940	0	15,940
Total	$72,959	$226,456	$344,462	$250,307	$184,776	$298,330	$1,377,290	$0	$1,377,290
YTD Gross chargeoffs	$0	$0	$25	$16	$0	$30	$71	$0	$71
Home equity
Performing	$16,027	$26,119	$21,690	$27,097	$30,795	$27,855	$149,583	$645,201	$794,784
Nonperforming	0	71	144	192	161	358	926	5,150	6,076
Total	$16,027	$26,190	$21,834	$27,289	$30,956	$28,213	$150,509	$650,351	$800,860
YTD Gross chargeoffs	$37	$25	$0	$0	$5	$80	$147	$0	$147
Installment
Performing	$7,450	$12,481	$30,211	$16,310	$2,688	$4,403	$73,543	$72,967	$146,510
Nonperforming	139	22	670	381	150	43	1,405	615	2,020
Total	$7,589	$12,503	$30,881	$16,691	$2,838	$4,446	$74,948	$73,582	$148,530
YTD Gross chargeoffs	$41	$586	$2,578	$992	$43	$30	$4,270	$0	$4,270
Credit cards
Performing	$0	$0	$0	$0	$0	$0	$0	$59,202	$59,202
Nonperforming	0	0	0	0	0	0	0	275	275
Total	$0	$0	$0	$0	$0	$0	$0	$59,477	$59,477
YTD Gross chargeoffs	$0	$0	$0	$0	$0	$0	$0	$1,326	$1,326
Total Loans	$1,096,297	$2,096,868	$2,238,102	$1,352,582	$876,985	$2,101,266	$9,762,100	$1,759,103	$11,521,203
Total YTD Gross Chargeoffs	$81	$1,370	$4,180	$1,414	$967	$6,834	$14,846	$1,326	$16,172

Table of Content
The following table sets forth the Company's loan portfolio at December 31, 2023 by risk attribute and origination date:

(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Term Total	Revolving	Total
Commercial & industrial
Pass	$848,448	$736,213	$414,460	$265,143	$113,296	$226,970	$2,604,530	$774,080	$3,378,610
Special mention	0	13,373	4,970	882	19,560	1,328	40,113	8,882	48,995
Substandard	3,133	21,505	11,483	1,205	1,023	9,990	48,339	25,277	73,616
Total	$851,581	$771,091	$430,913	$267,230	$133,879	$238,288	$2,692,982	$808,239	$3,501,221
YTD Gross chargeoffs	$10	$2,978	$7,267	$7,055	$936	$929	$19,175	$0	$19,175
Lease financing
Pass	$261,064	$186,997	$6,404	$1,189	$2,222	$523	$458,399	$0	$458,399
Special mention	4,761	8,047	0	0	0	0	12,808	0	12,808
Substandard	1,407	1,961	97	0	145	0	3,610	0	3,610
Total	$267,232	$197,005	$6,501	$1,189	$2,367	$523	$474,817	$0	$474,817
YTD Gross chargeoffs	$0	$0	$4,423	$0	$0	$0	$4,423	$0	$4,423
Construction real estate
Pass	$170,259	$208,446	$108,886	$27,686	$7,784	$6,165	$529,226	$19,275	$548,501
Special mention	0	0	0	16,331	0	0	16,331	0	16,331
Substandard	0	0	0	0	0	0	0	0	0
Total	$170,259	$208,446	$108,886	$44,017	$7,784	$6,165	$545,557	$19,275	$564,832
YTD Gross chargeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial real estate - investor
Pass	$468,579	$595,423	$473,325	$261,794	$554,893	$636,598	$2,990,612	$39,668	$3,030,280
Special mention	7,894	9,345	12,134	110	32,756	14,204	76,443	0	76,443
Substandard	0	0	0	6,238	0	25,668	31,906	0	31,906
Total	$476,473	$604,768	$485,459	$268,142	$587,649	$676,470	$3,098,961	$39,668	$3,138,629
YTD Gross chargeoffs	$0	$0	$859	$2,030	$0	$3,119	$6,008	$0	$6,008
Commercial real estate - owner
Pass	$138,932	$175,336	$130,240	$138,919	$86,182	$215,458	$885,067	$22,639	$907,706
Special mention	396	45	179	2,403	462	19,807	23,292	0	23,292
Substandard	0	0	3,919	835	1,324	5,234	11,312	0	11,312
Doubtful	0	0	0	0	0	0	0	0	0
Total	$139,328	$175,381	$134,338	$142,157	$87,968	$240,499	$919,671	$22,639	$942,310
YTD Gross chargeoffs	$0	$0	$0	$2,643	$1	$71	$2,715	$0	$2,715
Residential real estate
Performing	$325,304	$234,583	$255,964	$188,212	$101,663	$210,583	$1,316,309	$0	$1,316,309
Nonperforming	243	917	2,584	3,496	2,160	7,965	17,365	0	17,365
Total	$325,547	$235,500	$258,548	$191,708	$103,823	$218,548	$1,333,674	$0	$1,333,674
YTD Gross chargeoffs	$0	$0	$8	$1	$27	$3	$39	$0	$39
Home equity
Performing	$28,979	$23,175	$29,084	$32,917	$9,883	$22,419	$146,457	$606,183	$752,640
Nonperforming	20	69	258	162	138	317	964	5,072	6,036
Total	$28,999	$23,244	$29,342	$33,079	$10,021	$22,736	$147,421	$611,255	$758,676
YTD Gross chargeoffs	$0	$0	$7	$0	$174	$159	$340	$0	$340
Installment
Performing	$16,026	$39,212	$22,961	$3,923	$1,691	$3,768	$87,581	$68,673	$156,254
Nonperforming	196	1,142	742	12	12	30	2,134	690	2,824
Total	$16,222	$40,354	$23,703	$3,935	$1,703	$3,798	$89,715	$69,363	$159,078
YTD Gross chargeoffs	$168	$3,189	$2,903	$154	$5	$23	$6,442	$0	$6,442
Credit cards

Table of Content

(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Term Total	Revolving	Total
Performing	$0	$0	$0	$0	$0	$0	$0	$59,438	$59,438
Nonperforming	0	0	0	0	0	0	0	501	501
Total	$0	$0	$0	$0	$0	$0	$0	$59,939	$59,939
YTD Gross chargeoffs	$0	$0	$0	$0	$0	$0	$0	$1,173	$1,173
Total Loans	$2,275,641	$2,255,789	$1,477,690	$951,457	$935,194	$1,407,027	$9,302,798	$1,630,378	$10,933,176
Total YTD Gross Chargeoffs	$178	$6,167	$15,467	$11,883	$1,143	$4,304	$39,142	$1,173	$40,315

Delinquency. Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the date of the scheduled payment.

Loan delinquency, including loans classified as nonaccrual, was as follows:

	As of June 30, 2024
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 89 days past due	Total past due	Current	Total	> 89 days past due and still accruing
Loans
Commercial & industrial	$5,585	$1,061	$5,445	$12,091	$3,770,396	$3,782,487	$0
Lease financing	2,186	533	6,315	9,034	525,523	534,557	1,298
Construction real estate	10,119	0	0	10,119	731,287	741,406	0
Commercial real estate-investor	117	0	17,453	17,570	3,087,141	3,104,711	0
Commercial real estate-owner	355	164	5,489	6,008	965,877	971,885	0
Residential real estate	3,867	2,146	3,203	9,216	1,368,074	1,377,290	0
Home equity	2,099	991	1,553	4,643	796,217	800,860	0
Installment	859	523	473	1,855	146,675	148,530	0
Credit card	570	235	276	1,081	58,396	59,477	275
Total	$25,757	$5,653	$40,207	$71,617	$11,449,586	$11,521,203	$1,573

	As of December 31, 2023
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 89 days past due	Total past due	Current	Total	> 89 days past due and still accruing
Loans
Commercial & industrial	$1,717	$733	$4,822	$7,272	$3,493,949	$3,501,221	$376
Lease financing	790	1,028	4,224	6,042	468,775	474,817	1,151
Construction real estate	0	0	0	0	564,832	564,832	0
Commercial real estate-investor	19	16,455	6,238	22,712	3,115,917	3,138,629	0
Commercial real estate-owner	269	205	5,290	5,764	936,546	942,310	0
Residential real estate	4,786	1,929	3,744	10,459	1,323,215	1,333,674	0
Home equity	1,998	1,082	1,919	4,999	753,677	758,676	0
Installment	1,157	864	669	2,690	156,388	159,078	0
Credit card	320	211	501	1,032	58,907	59,939	501
Total	$11,056	$22,507	$27,407	$60,970	$10,872,206	$10,933,176	$2,028

Financial Difficulty Modifications. FDM might result when a borrower is in financial distress, and may be in the form of principal forgiveness, an interest rate reduction, a term extension or an other-than-insignificant payment delay. In some cases, the Company might provide multiple types of modifications for a single loan. One type of modification, such as payment delay, may be granted initially, however, if the borrower continues to experience financial difficulty, another modification, such as term extension and/or interest rate reduction might be granted. Loans included in the "combination" column in the table that follows have more than one modification made to the same loan within the current reporting period. Additionally, modifications with a term extension or interest rate reduction are intended to reduce the borrower’s monthly payment, while modifications with a payment delay, which typically allow borrowers to make monthly payments or interest only payments for a period of time, are structured to cure the payment defaults by making delinquent payments due at maturity. Payment deferrals may be up to one year and have minimal financial impact since the deferred payments are paid at maturity.

Table of Content

The following tables provide the amortized cost basis, as of the period end date, of FDMs that were granted modifications during the three months ended June 30, 2024 and 2023:

	Three months ended June 30, 2024
(Dollars in thousands)	Principal forgiveness	Payment delay	Term extension	Interest rate reduction	Combination: Term extension and interest rate reduction	Total	Percent of total class of loans
Commercial & industrial	$0	$5,697	$10,353	$0	$0	$16,050	0.42%
Residential real estate	0	488	0	0	0	488	0.04%
Home equity	0	200	0	0	0	200	0.02%
Total	$0	$6,385	$10,353	$0	$0	$16,738	0.15%

	Three months ended June 30, 2023
(Dollars in thousands)	Principal forgiveness	Payment delay	Term extension	Interest rate reduction	Combination: Term extension and interest rate reduction	Total	Percent of total class of loans
Commercial & industrial	$0	$0	$4,805	$0	$0	$4,805	0.14%
Residential real estate	0	310	0	0	0	310	0.03%
Home equity	0	169	0	0	0	169	0.02%
Total	$0	$479	$4,805	$0	$0	$5,284	0.05%

The following tables provide the amortized cost basis, as of the period end date, of FDMs that were granted modifications during the six months ended June 30, 2024 and 2023:

	Six months ended June 30, 2024
(Dollars in thousands)	Principal forgiveness	Payment delay	Term extension	Interest rate reduction	Combination: Term extension and interest rate reduction	Total	Percent of total class of loans
Commercial & industrial	$0	$5,697	$18,242	$0	$0	$23,939	0.63%
Residential real estate	0	1,042	0	0	0	1,042	0.08%
Home equity	0	240	0	0	0	240	0.03%
Total	$0	$6,979	$18,242	$0	$0	$25,221	0.22%

	Six months ended June 30, 2023
(Dollars in thousands)	Principal forgiveness	Payment delay	Term extension	Interest rate reduction	Combination: Term extension and interest rate reduction	Total	Percent of total class of loans
Commercial & industrial	$0	$0	$4,805	$0	$0	$4,805	0.14%
Residential real estate	0	1,028	102	0	57	1,187	0.10%
Home equity	0	169	0	0	15	184	0.03%
Total	$0	$1,197	$4,907	$0	$72	$6,176	0.06%

Table of Content
The following table provides the financial effect of FDMs granted during the three months ended June 30, 2024 and 2023:

	Three months ended June 30, 2024
(Dollars in thousands)	Principal forgiveness	Weighted average interest rate reduction	Weighted average term extension
Commercial & industrial	$0	0.00%	0.6 years
Residential real estate	0	0.00%	0.0 years
Home equity	0	0.00%	0.0 years
Total	$0	0.00%	0.6 years

	Three months ended June 30, 2023
(Dollars in thousands)	Principal forgiveness	Weighted average interest rate reduction	Weighted average term extension
Commercial & industrial	$0	0.00%	0.2 years
Residential real estate	0	0.00%	0.0 years
Home equity	0	0.00%	0.0 years
Total	$0	0.00%	0.2 years

The following table provides the financial effect of FDMs granted during the six months ended June 30, 2024 and 2023:

	Six months ended June 30, 2024
(Dollars in thousands)	Principal forgiveness		Weighted average interest rate reduction	Weighted average term extension
Commercial & industrial	$0		0.00%	0.4 years
Residential real estate	0		0.00%	0.0 years
Home equity	0		0.00%	0.0 years
Total	$0	0	0.00%	0.4 years

	Six months ended June 30, 2023
(Dollars in thousands)	Principal forgiveness		Weighted average interest rate reduction	Weighted average term extension
Residential real estate	$0		2.00%	8.3 years
Home equity	0		0.31%	22.6 years
Total	$0		1.65%	11.2 years

The Company has committed to lend no additional amounts to the borrowers who have been classified as FDM as of either June 30, 2024 or June 30, 2023. Additionally, there were two FDMs with a balance of $0.2 million that defaulted during the three months ended June 30, 2024 and five FDMs with a balance of $0.4 million that defaulted during the six months ended June 30, 2024 and were classified as FDMs during the twelve months preceding the default date. There was one FDM with a balance of $0.2 million that defaulted during the three and six months ended June 30, 2023.

Table of Content
The Company closely monitors the performance of FDMs to understand the effectiveness of its modification efforts. The following table provides the performance of loans, as of the period end date, of FDMs granted during the twelve months preceding June 30, 2024.

	Twelve months ended June 30, 2024
(Dollars in thousands)	Current	30 – 59 days past due	60 – 89 days past due	> 89 days past due	Total
Commercial & industrial	$24,101	$0	$0	$0	$24,101
Residential real estate	1,355	84	387	77	1,903
Home equity	255	0	0	0	255
Total	$25,711	$84	$387	$77	$26,259

The following table presents the performance as of June 30, 2023 for FDMs granted since the January 1, 2023 adoption date.

	Six months ended June 30, 2023
(Dollars in thousands)	Current	30 – 59 days past due	60 – 89 days past due	> 89 days past due	Total
Commercial & industrial	$4,805	$0	$0	$0	$4,805
Residential real estate	970	0	217	0	1,187
Home equity	184	0	0	0	184
Total	$5,959	$0	$217	$0	$6,176

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

First Financial individually reviews all nonaccrual loan relationships greater than $250,000 to determine if a reserve is required based on the borrower’s overall financial condition, resources and payment record, support from guarantors and the realizable value of any collateral. These reserves are based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.

The following table provides information on nonaccrual loans and leases:

	June 30, 2024			December 31, 2023
(Dollars in thousands)	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual
Nonaccrual loans
Commercial & industrial	$8,902	$8,763	$17,665	$3,329	$12,417	$15,746
Lease financing	4,883	491	5,374	1,505	2,105	3,610
Construction real estate	0	0	0	0	0	0
Commercial real estate	12,253	10,689	22,942	16,356	11,628	27,984
Residential real estate	0	12,715	12,715	0	14,067	14,067
Home equity	0	3,295	3,295	0	3,476	3,476
Installment	0	682	682	0	870	870
Total nonaccrual loans	$26,038	$36,635	$62,673	$21,190	$44,563	$65,753

First Financial recognized interest income on nonaccrual loans and leases of $0.3 million for both the three months ended June 30, 2024 and June 30, 2023, and $0.6 million for each of the six months ended June 30, 2024 and June 30, 2023.

Table of Content
A loan is considered to be collateral dependent when the borrower is experiencing financial difficulty and the repayment is expected to be provided substantially through the operation or sale of collateral. The following table presents the amortized cost basis of collateral dependent loans by class of loan.

	June 30, 2024
	Type of Collateral
(Dollar in thousands)	Business assets	Commercial real estate	Equipment	Land	Residential real estate	Other	Total
Class of loan
Commercial & industrial	$7,619	$0	$8,164	$0	$0	$1,882	$17,665
Lease financing	0	0	5,374	0	0	0	5,374
Commercial real estate-investor	0	17,454	0	0	0	0	17,454
Commercial real estate-owner	0	3,595	1,893	0	0	0	5,488
Residential real estate	0	0	0	0	12,715	0	12,715
Home equity	0	0	0	0	3,295	0	3,295
Installment	0	0	0	0	0	682	682
Total	$7,619	$21,049	$15,431	$0	$16,010	$2,564	$62,673

	December 31, 2023
	Type of Collateral
(Dollar in thousands)	Business assets	Commercial real estate	Equipment	Land	Residential real estate	Other	Total
Class of loan
Commercial & industrial	$10,952	$0	$3,869	$0	$0	$925	$15,746
Lease financing	0	0	3,610	0	0	0	3,610
Commercial real estate-investor	0	22,694	0	0	0	0	22,694
Commercial real estate-owner	0	3,397	1,893	0	0	0	5,290
Residential real estate	0	0	0	0	14,067	0	14,067
Home equity	0	0	0	0	3,476	0	3,476
Installment	0	0	0	0	0	870	870
Total	$10,952	$26,091	$9,372	$0	$17,543	$1,795	$65,753

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

Table of Content
The components of the Company's net investments in direct financing and sales-type leases, which are included in Lease financing on the Consolidated Balance Sheets are as follows:

(Dollar in thousands)	June 30, 2024	December 31, 2023
Direct financing leases
Lease receivables	$14,491	$16,272
Unguaranteed residual values	10,162	11,402
Sales-type leases
Lease receivables	506,366	444,144
Unguaranteed residual values	3,538	2,999
Total net investment in direct financing and sales-type leases	$534,557	$474,817

Interest income for direct financing and sales-type leases was $8.9 million and $6.2 million for the three months ended June 30, 2024 and June 30, 2023, respectively. Interest income for direct financing and sales-type leases was $17.3 million and $11.1 million for the six months ended June 30, 2024 and June 30, 2023, respectively.

The remaining maturities of lease receivables were as follows:

(Dollars in thousands)	Direct financing and Sales-type
Remainder of 2024	$82,772
2025	161,965
2026	138,918
2027	109,322
2028	61,647
Thereafter	42,874
Total lease payments	597,498
Less: unearned interest income	(76,641)
Net lease receivables	$520,857

Table of Content
OREO. OREO consists of properties acquired by the Company primarily through the loan foreclosure or repossession process, that results in partial or total satisfaction of problem loans.

Changes in OREO were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2024	2023	2024	2023
Balance at beginning of period	$161	$191	$106	$191
Additions
Commercial real estate	0	0	0	0
Residential real estate	0	319	55	319
Total additions	0	319	55	319
Disposals
Commercial real estate	0	0	0	0
Residential real estate	(106)	(85)	(106)	(85)
Total disposals	(106)	(85)	(106)	(85)
Valuation adjustment
Commercial real estate	0	0	0	0
Residential real estate	(25)	(144)	(25)	(144)
Total valuation adjustment	(25)	(144)	(25)	(144)
Balance at end of period	$30	$281	$30	$281
NOTE 5:  ALLOWANCE FOR CREDIT LOSSES

Allowance for credit losses - loans and leases. The ACL is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. The ACL is increased by provision expense and decreased by charge-offs, net of recoveries of amounts previously charged-off. First Financial's policy is to charge-off all or a portion of a loan when, in management's opinion, it is unlikely to collect the principal amount owed in full either through payments from the borrower or a guarantor or from the liquidation of collateral. Similarly, upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. Cumulative recovery payments credited to the ACL for any loan do not exceed the amount charged-off. Accrued interest receivable on loans and leases, which totaled $59.4 million and $56.9 million as of June 30, 2024 and December 31, 2023, respectively, is excluded from the estimate of credit losses.

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

Table of Content
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

Residential real estate – Residential real estate loans represent loans to consumers for the financing of a residence. These loans generally have a 15 to 30 year term and a fixed interest rate, but may have a shorter term to maturity or an adjustable interest rate. In most cases, these loans are extended to borrowers to finance their primary residence. First Financial sells residential real estate loan originations into the secondary market on both servicing retained and servicing released basis. Residential real estate loans are generally underwritten to secondary market lending standards, utilizing underwriting processes that rely on empirical data to assess credit risk as well as analysis of the borrower's ability to repay their obligations, credit history, the amount of any down payment and the market value or other characteristics of the property. First Financial also offers a residential mortgage product that features similar borrower credit characteristics but a more streamlined underwriting process than typically required to sell to government-sponsored enterprises and thus is retained on the Consolidated Balance Sheets.

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

The Company utilized the Moody's June baseline forecast as its R&S forecast in the quantitative model. For reasonableness, the Company also considered the impact to the model from alternative prepayment speeds and more adverse economic forecasts. These alternative analyses were utilized to inform the Company's qualitative adjustments. Additionally, First Financial considered its credit exposure to certain industries believed to be at risk for future credit stress, such as franchise, office, hotel and investor commercial real estate lending when making qualitative adjustments to the ACL model.

First Financial's ACL is influenced by loan volumes, risk rating migration or delinquency status, and other conditions impacting loss expectations, such as reasonable and supportable forecasts of economic conditions. The ACL as of June 30, 2024 increased from year end primarily due to loan growth and credit migration during the year.

Table of Content
Changes in the allowance by loan category were as follows:

	Three months ended June 30, 2024
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction real estate	Commercial real estate	Residential real estate	Home Equity	Installment	Credit card	Total
Allowance for credit losses:
Balance at beginning of period	$46,019	$11,903	$13,337	$34,411	$17,717	$12,997	$5,420	$2,470	$144,274
Provision for credit losses	5,206	2,205	6,341	(524)	667	897	1,323	42	16,157
Gross charge-offs	(2,149)	(190)	0	(2)	(6)	(122)	(2,034)	(532)	(5,035)
Recoveries	236	1	0	137	37	118	219	41	789
Total net charge-offs	(1,913)	(189)	0	135	31	(4)	(1,815)	(491)	(4,246)
Ending allowance for credit losses	$49,312	$13,919	$19,678	$34,022	$18,415	$13,890	$4,928	$2,021	$156,185

	Three months ended June 30, 2023
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction real estate	Commercial real estate	Residential real estate	Home Equity	Installment	Credit card	Total
Allowance for credit losses:
Balance at beginning of period	$45,905	$3,950	$13,646	$42,020	$15,536	$13,380	$4,693	$2,461	$141,591
Provision for credit losses	(1,537)	4,208	(1,868)	4,926	3,776	1,476	1,198	540	12,719
Loans charged off	(2,372)	(90)	0	(2,648)	(20)	(21)	(1,515)	(274)	(6,940)
Recoveries	631	1	0	153	113	232	90	56	1,276
Total net charge-offs	(1,741)	(89)	0	(2,495)	93	211	(1,425)	(218)	(5,664)
Ending allowance for credit losses	$42,627	$8,069	$11,778	$44,451	$19,405	$15,067	$4,466	$2,783	$148,646

	Six months ended June 30, 2024
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction real estate	Commercial real estate	Residential real estate	Home equity	Installment	Credit card	Total
Allowance for credit losses:
Beginning balance	$44,319	$12,365	$11,003	$34,903	$18,088	$13,322	$4,888	$2,545	$141,433
Provision for credit losses	9,439	1,687	8,675	4,265	337	517	3,946	710	29,576
Loans charged off	(4,844)	(193)	0	(5,321)	(71)	(147)	(4,270)	(1,326)	(16,172)
Recoveries	398	60	0	175	61	198	364	92	1,348
Total net charge-offs	(4,446)	(133)	0	(5,146)	(10)	51	(3,906)	(1,234)	(14,824)
Ending allowance for credit losses	$49,312	$13,919	$19,678	$34,022	$18,415	$13,890	$4,928	$2,021	$156,185

	Six months ended June 30, 2023
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction real estate	Commercial real estate	Residential real estate	Home equity	Installment	Credit card	Total
Allowance for credit losses:
Beginning balance	$42,313	$3,571	$13,527	$41,106	$12,684	$12,447	$4,945	$2,384	$132,977
Provision for credit losses	2,676	4,599	(1,749)	3,668	6,562	2,420	2,416	771	21,363
Loans charged off	(3,102)	(103)	0	(2,714)	(20)	(112)	(3,039)	(491)	(9,581)
Recoveries	740	2	0	2,391	179	312	144	119	3,887
Total net charge-offs	(2,362)	(101)	0	(323)	159	200	(2,895)	(372)	(5,694)
Ending allowance for credit losses	$42,627	$8,069	$11,778	$44,451	$19,405	$15,067	$4,466	$2,783	$148,646

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

The ACL on unfunded commitments was $16.4 million as of June 30, 2024 and $18.4 million as of December 31, 2023. Additionally, First Financial recorded provision expense related to the allowance on unfunded commitments of $0.3 million for the three months ended June 30, 2024 and a provision recapture related to the allowance on unfunded commitments of $2.0 million for the six months ended June 30, 2024. For the three and six months ended June 30, 2023, First Financial

Table of Content
recorded a provision recapture related to the allowance on unfunded commitments of $2.0 million and $0.2 million, respectively.

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

Substantially all of the company's lessee contracts are classified as operating leases. Under Topic 842, operating lease agreements are required to be recognized on the Consolidated Balance Sheets as an ROU asset and a corresponding lease liability. The Company's right to use an asset over the life of a lease is recorded as a ROU asset in Accrued interest and other assets on the Consolidated Balance Sheets and was $53.0 million and $54.2 million at June 30, 2024 and December 31, 2023, respectively. Certain adjustments to the ROU asset may be required for items such as initial direct costs paid or incentives received. First Financial recorded a $63.1 million and $64.5 million lease liability in Accrued interest and other liabilities on the Consolidated Balance Sheets at June 30, 2024 and December 31, 2023, respectively.

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

The components of lease expense were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2024	2023	2024	2023
Operating lease cost	$2,034	$1,877	$4,078	$3,791
Variable lease cost	747	756	1,537	1,514
Total operating lease cost	$2,781	$2,633	$5,615	$5,305

Table of Content
Future minimum commitments due under these lease agreements as of June 30, 2024 are as follows:

(Dollars in thousands)	Operating leases
2024 (remaining six months)	$4,126
2025	8,142
2026	7,862
2027	7,536
2028	7,482
Thereafter	43,916
Total lease payments	79,064
Less imputed interest	(15,948)
Total	$63,116

The weighted average remaining lease term and discount rate for the Company's operating leases were as follows:

	June 30, 2024	December 31, 2023
Operating leases
Weighted-average remaining lease term	11.9 years	12.3 years
Weighted-average discount rate	3.46%	3.43%

Supplemental cash information at June 30, 2024 and 2023 related to leases was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,123	$1,953	$4,243	$3,924
ROU assets obtained in exchange for lease obligations
Operating leases	1,585	(209)	1,759	292

NOTE 7: OPERATING LEASES - LESSOR

First Financial provides financing for various types of equipment through a variety of leasing arrangements. Operating leases are carried at cost less accumulated depreciation in the Consolidated Balance Sheets. Operating leases were $167.5 million and $153.2 million at June 30, 2024 and December 31, 2023, respectively, net of accumulated depreciation of $74.9 million and $62.1 million, respectively. The Company recorded lease income of $12.5 million and $7.9 million related to lease payments for operating leases in Leasing business income in the Consolidated Statements of Income for the three months ended June 30, 2024 and 2023, respectively. The Company recorded lease income of $24.6 million and $18.0 million related to lease payments for operating leases in Leasing business income in the Consolidated Statements of Income for the six months ended June 30, 2024 and 2023, respectively. Depreciation expense related to operating lease equipment was $10.1 million and $6.7 million for the three months ended June 30, 2024 and 2023, respectively, and $19.9 million and $14.7 million for the six months ended June 30, 2024 and 2023, respectively. Depreciation expense related to operating lease equipment is included in Leasing business expense in the Consolidated Statements of Income.

First Financial performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. First Financial recognized no impairment losses associated with operating lease assets for the six months ended June 30, 2024 or 2023. Recognized impairment losses, if any, would be recorded in Leasing business income in the Consolidated Statements of Income.

Table of Content
The future lease payments receivable from operating leases as of June 30, 2024 are as follows:

(Dollars in thousands)	Undiscounted cash flows
2024 (remaining six months)	$24,726
2025	42,036
2026	31,743
2027	18,247
2028	10,631
Thereafter	4,672
Total operating lease payments	$132,055

NOTE 8:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill. Assets and liabilities acquired in a business combination are recorded at their estimated fair values as of the acquisition date. The excess of the purchase price of the acquisition over the fair value of net assets acquired is recorded as goodwill.

Changes in the carrying amount of goodwill for the three and six months ended June 30, 2024 and June 30, 2023 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2024	2023	2024	2023
Balance at beginning of period	$1,007,656	$1,005,738	$1,005,868	$1,001,507
Goodwill resulting from business combinations	0	90	1,788	4,321
Balance at end of period	$1,007,656	$1,005,828	$1,007,656	$1,005,828

In the first quarter of 2024, First Financial recorded $1.8 million of goodwill related to the acquisition of Agile Premium Finance. Agile specializes in lending to commercial customers to finance insurance premiums. These loans are generally secured by the unearned premiums on the underlying insurance policies and are typically short in duration. This acquisition is consistent with First Financial's approach of adding niche financial services to its line-up of core banking services and will complement First Financial's existing specialty lending business. The measurement period for recording adjustments to the fair value of assets and liabilities acquired in the Agile acquisition ends in February 2025.

In the first quarter of 2023, First Financial recorded $4.2 million of goodwill related to the acquisition of the assets of Brady Ware Capital. Brady Ware Capital specializes in buy-side and sell-side consulting services for mid-sized businesses. Similar to Agile, this acquisition is consistent with First Financial's approach of adding niche financial services to further expand its broad service offerings. In May 2023, First Financial also acquired Brady Ware Corporate Finance, a broker-dealer and member of FINRA. First Financial recorded $0.1 million of goodwill in connection with the acquisition of Brady Ware Corporate Finance. The fair value measurements of Brady Ware assets and liabilities are subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values become available, and the measurement period ended in January 2024 for Brady Ware Capital. The measurement period for recording adjustments to the fair value of assets and liabilities ended in May 2024 for Brady Ware Corporate Finance.

Goodwill is evaluated for impairment on an annual basis as of October 1 of each year, or whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value. First Financial performed its most recent annual impairment test as of October 1, 2023 and no impairment was indicated. As of June 30, 2024, no events or changes in circumstances indicated that the fair value of the reporting unit was below its carrying value.

Other intangible assets. Other intangible assets consist primarily of core deposit, customer lists, mortgage servicing rights and other miscellaneous intangibles, such as purchase commissions, non-compete agreements, trade name intangibles and premium finance servicing rights.

Table of Content
Core deposit intangibles represent the estimated fair value of acquired customer deposit relationships on the date of acquisition and are amortized on an accelerated basis over their estimated useful lives. First Financial's core deposit intangibles have an estimated weighted average remaining life of 3.8 years.

First Financial recorded a customer list intangible asset in conjunction with the Agile, Summit and Bannockburn acquisitions to account for the obligation or advantage on the part of either the Company or the customer to continue the pre-existing relationship subsequent to the merger. These customer list intangibles are being amortized on a straight-line basis over their estimated used lives. The Agile customer list was $2.6 million at June 30, 2024 and is being amortized over an estimated remaining life of 12.7 years. The Summit customer list was $23.9 million and $25.1 million at June 30, 2024 and December 31, 2023, respectively, and is being amortized over an estimated remaining life of 9.5 years. The Bannockburn customer list was $22.1 million and $23.9 million at June 30, 2024 and December 31, 2023, respectively, and is being amortized over an estimated remaining life of 6.2 years.

Mortgage servicing rights represent the value of servicing fees First Financial expects to receive from the servicing responsibilities it retains when selling fixed and adjustable-rate residential mortgage loans. In those sales, First Financial retains servicing responsibilities and provids certain standard representations and warranties; however, the investors have no recourse to the Company’s other assets for failure of debtors to pay when due. First Financial receives servicing fees based on a percentage of the outstanding balance. When First Financial sells mortgage loans with servicing rights retained, these servicing rights are initially recorded at fair value. First Financial has selected the “amortization method” as permissible within U.S. GAAP, whereby the servicing rights capitalized are amortized in proportion to and over the period of estimated future servicing income with respect to the underlying loan. At the end of each reporting period, the carrying value of MSRs is assessed for impairment with a comparison to fair value. MSRs are carried at the lower of their amortized cost or fair value. The amortization of MSRs is included within other noninterest income in the Consolidated Statements of Income.

Amortization expense recognized on other intangible assets for the three months ended June 30, 2024 and June 30, 2023 was $3.3 million and $3.4 million, which includes MSR amortization of $0.9 million and $0.8 million, respectively. Amortization expense recognized on other intangible assets for the six months ended June 30, 2024 and June 30, 2023 was $6.4 million and $6.7 million, which includes MSR amortization of $1.7 million and $1.5 million, respectively.

The gross carrying amount and accumulated amortization of other intangible assets at June 30, 2024 and December 31, 2023 were as follows:

(Dollars in thousands)	June 30, 2024		December 31, 2023
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Core deposit intangibles	$41,750	$(30,848)	$41,750	$(29,395)
Customer list	72,278	(23,670)	69,563	(20,553)
Other	9,381	(3,140)	10,960	(5,477)
Mortgage servicing rights	25,500	(7,723)	23,791	(6,690)
Total	$148,909	$(65,381)	$146,064	$(62,115)

NOTE 9:  BORROWINGS

Short-term borrowings on the Consolidated Balance Sheets include repurchase agreements utilized for corporate sweep accounts with cash management account agreements in place, federal funds purchased, overnight advances from the FHLB and a short-term line of credit.

All repurchase agreements are subject to terms and conditions agreed to by the Bank and the client. To secure its liability to the client, the Bank is authorized to sell or repurchase U.S. Treasury, government agency and mortgage-backed securities. As of both June 30, 2024 and December 31, 2023, the Bank had no securities sold under agreements to repurchase.

First Financial had no federal funds purchased at June 30, 2024 or December 31, 2023, while the Company had $1.0 billion and $800.0 million in short-term borrowings with the FHLB at June 30, 2024 and December 31, 2023, respectively. These short-term borrowings are used to manage normal liquidity needs and support the Company's asset and liability management strategies. Additionally, at June 30, 2024 and December 31, 2023, other short-term borrowings included $139.2 million and $137.8 million, respectively, of collateral owed to counterparty banks by First Financial.

Table of Content

First Financial also has a $40.0 million short-term credit facility with an unaffiliated bank that matures in December 2024, which is considered a short-term borrowing. This facility has a variable interest rate and provides First Financial additional liquidity, if needed, for various corporate activities including the repurchase of First Financial common stock and the payment of dividends to shareholders. As of both June 30, 2024 and December 31, 2023, First Financial had no outstanding balance on this facility. The credit agreement requires First Financial to comply with certain covenants including those related to asset quality and capital levels, and First Financial was in compliance with all covenants associated with this facility as of both June 30, 2024 and December 31, 2023. This credit facility also required First Financial to pledge as collateral the Bank's common stock where the lender is granted a security interest in this collateral.

The following is a summary of First Financial's short-term borrowings:

(Dollars in thousands)	June 30, 2024	December 31, 2023
FHLB short-term borrowings	$1,040,000	$800,000
Other short-term borrowings	139,172	137,814
Total short-term borrowings	$1,179,172	$937,814

First Financial had $338.6 million and $344.1 million of long-term debt as of June 30, 2024 and December 31, 2023 respectively, which included subordinated notes, capital lease liabilities and an interest free loan with a municipality.

The following is a summary of First Financial's long-term debt:

	June 30, 2024		December 31, 2023
(Dollars in thousands)	Amount	Average rate	Amount	Average rate
Subordinated notes	$314,391	5.59%	$314,163	5.60%
Unamortized debt issuance costs	(1,420)	N/A	(1,613)	N/A
Notes issued in conjunction with acquisition of property and equipment	23,244	4.40%	29,179	4.40%
Capital lease liability	1,566	3.85%	1,611	3.84%
Capital loan with municipality	775	0.00%	775	0.00%
Total long-term debt	$338,556	5.51%	$344,115	5.51%

In 2015, First Financial issued $120.0 million of subordinated notes, which have a fixed interest rate of 5.13% payable semiannually and mature in August 2025. These notes are not redeemable by the Company, or callable by the holders of the notes prior to maturity. Subordinated notes are included in Long-term debt on the Consolidated Balance Sheets and treated as Tier 2 capital for regulatory capital purposes, subject to certain limitations. When subordinated notes are within five years of maturity, the tier 2 capital eligibility reduces by 20% each year. This subordinated debt issued is eligible to be treated as Tier 2 capital for 20% of its original issuance amount at June 30, 2024 for regulatory capital purposes.

In April 2020, First Financial issued $150.0 million of fixed to floating rate subordinated notes. These subordinated notes have an initial fixed interest rate of 5.25% to, but excluding, May 15, 2025, payable semi-annually in arrears. From, and including, May 15, 2025, the interest rate on the subordinated notes will reset quarterly to a floating rate per annum equal to a benchmark rate, which is expected to be the then-current three-month term SOFR, plus 509 basis points, payable quarterly in arrears. The subordinated notes mature on May 15, 2030. These notes are redeemable by the Company in whole or in part beginning with the interest payment date of May 15, 2025. This subordinated debt issued in April 2020 that matures in May 2030, is eligible to be treated as Tier 2 capital for 100% of its original issuance amount at June 30, 2024 for regulatory capital purposes.

In addition, First Financial acquired $49.5 million of variable rate subordinated notes in the MSFG merger that were issued to previously formed trusts in exchange for the trust proceeds. These notes were recorded at fair value at the date of the MSFG merger and the Consolidated Balance Sheets include $44.4 million and $44.2 million for these notes at June 30, 2024 and December 31, 2023, respectively. Interest on the acquired subordinated notes is payable quarterly, in arrears, and the Company has the option to defer interest payments for a period not to exceed 20 consecutive quarters. These acquired subordinated notes mature 30 years after the date of original issuance and may be called at par following the 5 year anniversary of issuance. These variable rate subordinated notes are treated as Tier 1 capital for regulatory capital purposes.

Table of Content
Additionally, long-term borrowings included $23.2 million and $29.2 million of term notes, both with and without recourse, with an average interest rate of 4.40% at both June 30, 2024 and December 31, 2023. These term notes were used to finance equity investments in the purchase of equipment to be leased to customers.

NOTE 10:  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss).  The following table summarizes the changes within each classification of AOCI:

	Three months ended June 30, 2024
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Unrealized gain (loss) on debt securities	$(2,562)	$0	$(2,562)	$563	$(1,999)	$(289,144)	$(1,999)	$(291,143)
Unrealized gain (loss) on derivatives	(795)	(199)	(596)	138	(458)	(336)	(458)	(794)
Retirement obligation	0	(375)	375	(86)	289	(30,829)	289	(30,540)
Foreign currency translation	(132)	0	(132)	0	(132)	(800)	(132)	(932)
Total	$(3,489)	$(574)	$(2,915)	$615	$(2,300)	$(321,109)	$(2,300)	$(323,409)

	Three months ended June 30, 2023
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Unrealized gain (loss) on debt securities	$(31,545)	$384	$(31,929)	$7,033	$(24,896)	$(295,440)	$(24,896)	$(320,336)
Unrealized gain (loss) on derivatives	(430)	0	(430)	99	(331)	0	(331)	(331)
Retirement obligation	0	(171)	171	(39)	132	(31,908)	132	(31,776)
Foreign currency translation	144	0	144	0	144	(711)	144	(567)
Total	$(31,831)	$213	$(32,044)	$7,093	$(24,951)	$(328,059)	$(24,951)	$(353,010)

	Six months ended June 30, 2024
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Unrealized gain (loss) on debt securities	$(19,297)	$(7,518)	$(11,779)	$2,594	$(9,185)	$(281,958)	$(9,185)	$(291,143)
Unrealized gain (loss) on derivatives	(6,316)	(398)	(5,918)	1,369	(4,549)	3,755	(4,549)	(794)
Retirement obligation	0	(750)	750	(173)	577	(31,117)	577	(30,540)
Foreign currency translation	(433)	0	(433)	0	(433)	(499)	(433)	(932)
Total	$(26,046)	$(8,666)	$(17,380)	$3,790	$(13,590)	$(309,819)	$(13,590)	$(323,409)

	Six months ended June 30, 2023
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Unrealized gain (loss) on debt securities	$8,072	$903	$7,169	$(1,580)	$5,589	$(325,925)	$5,589	$(320,336)
Unrealized gain (loss) on derivatives	(430)	0	(430)	99	(331)	0	(331)	(331)
Retirement obligation	0	(321)	321	(74)	247	(32,023)	247	(31,776)
Foreign currency translation	148	0	148	0	148	(715)	148	(567)
Total	$7,790	$582	$7,208	$(1,555)	$5,653	$(358,663)	$5,653	$(353,010)

Table of Content
The following table presents the activity reclassified from accumulated other comprehensive income into income during the three and six month periods ended June 30, 2024 and 2023, respectively:

	Amount reclassified from accumulated other comprehensive income (loss)
	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2024	2023	2024	2023	Affected Line Item in the Consolidated Statements of Income
Gains and losses on cash flow hedges
Interest rate contracts	$(199)	$0	$(398)	$0	Interest income - Loans and leases, including fees
Realized gain (loss) on securities available-for-sale	0	384	(7,518)	903	Net gain (loss) on sales of investments securities
Defined benefit pension plan
Amortization of prior service cost (1)	0	(1)	0	(1)	Other noninterest expense
Recognized net actuarial loss (1)	(375)	(170)	(750)	(320)	Other noninterest expense
Defined benefit pension plan total	(375)	(171)	(750)	(321)
Total reclassifications for the period, before tax	$(574)	$213	$(8,666)	$582
(1) Included in the computation of net periodic pension cost (see Note 14 - Employee Benefit Plans for additional details).

NOTE 11:  DERIVATIVES

First Financial maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce certain risks related to interest rate, prepayment and foreign currency volatility. Additionally, First Financial holds derivative instruments for the benefit of its commercial customers and for other business purposes. The Company does not enter into unhedged speculative derivative positions. The Company’s interest rate risk management strategy involves modifying the repricing characteristics of certain financial instruments so that changes in interest rates do not adversely affect First Financial’s net interest margin and cash flows. Derivative instruments that the Company may use as part of its interest rate risk management strategy include interest rate caps, floors, swaps, and foreign exchange contracts, to meet the needs of its clients while managing the interest and currency rate risk associated with certain transactions. First Financial may also utilize interest rate swaps to manage the interest rate risk profile of the Company with changes in value reported in Accumulated other comprehensive income (loss).

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

At June 30, 2024, for the interest rate client derivatives, the Company had a total counterparty notional amount outstanding of $2.2 billion, spread among six counterparties, with an estimated fair value of $117.9 million. At December 31, 2023, the Company had interest rate client derivatives with a total counterparty notional amount outstanding of $2.2 billion, spread among six counterparties, with an estimated fair value of $95.7 million.

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

Foreign exchange contracts. First Financial may enter into foreign exchange derivative contracts for the benefit of commercial customers to hedge their exposure to foreign currency fluctuations. Similar to the hedging of interest rate risk from interest rate client derivative contracts, First Financial also enters into foreign exchange contracts with major financial institutions to economically hedge a substantial portion of the exposure from client driven foreign exchange activity. These derivatives are classified as free-standing instruments with the revaluation gain or loss recorded in Foreign exchange income in the Consolidated Statements of Income. The Company has risk limits and internal controls in place to help ensure excessive risk is not being taken when providing this service to customers. These controls include a determination of currency volatility and credit equivalent exposure on these contracts. At June 30, 2024, the Company had total counterparty notional amount outstanding of $7.0 billion spread among five counterparties, with an estimated fair value of $15.2 million. At December 31, 2023, the Company had total counterparty notional amounts outstanding of $7.0 billion spread among five counterparties, with an estimated fair value of $23.9 million.

In connection with its use of foreign exchange contracts, First Financial and its counterparties may be required to post cash collateral to offset the market position of the derivative instruments. First Financial maintains the right to offset these derivative positions with the collateral posted against them by or with the relevant counterparties.

Cash Flow Hedges. In 2023, First Financial entered into interest rate collars and floors, which are designated as cash flow hedges. These cash flow hedges are utilized to mitigate interest rate risk on variable-rate commercial loan pools. As of both June 30, 2024 and December 31, 2023, hedges were determined to be effective and are expected to remain effective during the remaining terms. Changes in the fair value of cash flow hedges included in the assessment of hedge effectiveness are recorded in AOCI and reclassified from AOCI to current period earnings when the hedged item affects earnings. Reclassified gains and losses on interest rate contracts related to commercial and industrial loans are recorded within interest income in the Consolidated Statements of Income.

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

The notional value of the Company's cash flow hedges was $1.0 billion at June 30, 2024, with a $0.8 million loss recorded in AOCI in the Consolidated Balance Sheet. As of June 30, 2024, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 54 months. It is estimated that $0.7 million will be reclassified from OCI to interest income during the next 12 months.

At December 31, 2023, the notional value of the Company's cash flow hedges was $1.0 billion, with a $3.8 million gain recorded in AOCI in the Consolidated Balance Sheet. As of December 31, 2023, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows was 60 months.

Table of Content
The effect of derivative instruments in cash flow hedging relationships on the Consolidated Statements of Income for the three months ended June 30 were as follows:

Derivatives in Cash Flow Hedging Relationship	Location of Gain or (Loss)Reclassified from AOCI into income	Gain (loss) reclassified in AOCI on Derivatives		Gain (loss) recognized in OCI on Derivatives
(Dollars in thousands)		June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest rate contracts	Interest income/(expense)	$(199)	$0	$(458)	$(331)

The effect of derivative instruments in cash flow hedging relationships on the Consolidated Statements of Income for the six months ended June 30 were as follows:

Derivatives in Cash Flow Hedging Relationship	Location of Gain or (Loss) Reclassified from AOCI into income	Gain (loss) reclassified in AOCI on Derivatives		Gain (loss) recognized in OCI on Derivatives
(Dollars in thousands)		June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest rate contracts	Interest income/(expense)	$(398)	$0	$(4,549)	$(331)

The following table details the classification and amounts of interest rate derivatives, foreign exchange contracts and cash flow hedges recognized in the Consolidated Balance Sheets:

	June 30, 2024			December 31, 2023
		Estimated fair value			Estimated fair value
(Dollars in thousands)	Notional amount	Gain (1)	Loss (2)	Notional amount	Gain (1)	Loss (2)
Derivatives not designated as qualifying hedging instruments
Interest rate derivatives - instruments associated with loans
Matched interest rate contracts with borrowers	$2,220,151	$7,683	$(120,986)	$2,172,714	$13,232	$(104,343)
Matched interest rate contracts with counterparty	2,220,151	120,820	(7,683)	2,172,714	104,092	(13,232)
Foreign exchange contracts
Matched foreign exchange contracts with customers	7,042,511	123,975	(108,749)	7,021,569	84,731	(60,825)
Match foreign exchange contracts with counterparty	6,987,907	108,749	(123,975)	6,972,870	60,825	(84,731)
Total derivatives not designated as qualifying hedging instruments	18,470,720	361,227	(361,393)	18,339,867	262,880	(263,131)

Derivatives designated as qualifying hedging instruments
Cash flow hedges
Interest rate collars and floors	1,000,000	973	(352)	1,000,000	6,896	0
Total derivatives designated as qualifying hedging instruments	1,000,000	973	(352)	1,000,000	6,896	0
Total	$19,470,720	$362,200	$(361,745)	$19,339,867	$269,776	$(263,131)
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

Table of Content
The following table discloses the gross and net amounts of interest rate derivatives, foreign exchange contracts and cash flow hedges recognized in the Consolidated Balance Sheets:

	June 30, 2024			December 31, 2023
(Dollars in thousands)	Gross amounts of recognized assets (liabilities)	Gross amounts offset in the Consolidated Balance Sheets	Net amounts of assets/(liabilities) presented in the Consolidated Balance Sheets	Gross amounts of recognized assets (liabilities)	Gross amounts offset in the Consolidated Balance Sheets	Net amounts of assets/(liabilities) presented in the Consolidated Balance Sheets
Interest rate contracts (1)	$128,503	$(276,985)	$(148,482)	$(117,324)	$270,678	$153,354
Foreign exchange contracts	232,724	(106,981)	125,743	(145,556)	55,959	(89,597)
Cash flow hedges	(1,325)	(328)	(1,653)	6,896	(4,886)	2,010
Total	$359,902	$(384,294)	$(24,392)	$(255,984)	$321,751	$65,767
(1) Includes accrued interest receivable and collateral.

The following table details the derivative financial instruments and the average remaining maturities at June 30, 2024:

(Dollars in thousands)	Notional amount	Average maturity (years)	Fair value
Interest rate contracts
Receive fixed, matched interest rate contracts with borrower	$2,220,151	4.4	$(113,303)
Pay fixed, matched interest rate contracts with counterparty	2,220,151	4.4	113,137
Foreign exchange contracts
Foreign exchange contracts-pay USD	7,042,511	0.7	15,226
Foreign exchange contracts-receive USD	6,987,907	0.7	(15,226)
Total client derivatives	18,470,720	1.6	(166)

Cash flow hedges
Interest rate collars and floors on loan pools	1,000,000	3.0	621
Total cash flow hedges	1,000,000	3.0	621
Total	$19,470,720	1.7	$455

At June 30, 2024, the derivative collateral owed by the Company to counterparty banks was $123.0 million with $16.2 million restricted within cash and due from banks on the Company's Consolidated Balance Sheets and $139.2 million recorded in short-term borrowings. Derivative collateral owed by the Company to the counterparty banks at December 31, 2023 was $116.2 million with $21.6 million restricted within cash and due from banks and $137.8 million recorded in short-term borrowings.

Credit derivatives. In conjunction with participating interests in commercial loans, First Financial periodically enters into risk participation agreements with counterparties whereby First Financial either assumes or sells a portion of the credit exposure associated with an interest rate swap on the participated loan in exchange for a fee. Under these agreements, First Financial will either make a payment to or receive a payment from the counterparty if the loan customer defaults on its obligation to perform under the interest rate swap contract. The total notional value of the purchased risk agreements totaled $225.6 million as of June 30, 2024 and $232.5 million as of December 31, 2023. The total notional value of the sold risk agreements totaled $108.7 million as of June 30, 2024 and $109.2 million as of December 31, 2023. The net fair value of these agreements is recorded in Accrued interest and other liabilities on the Consolidated Balance Sheets and was $0.1 million at both June 30, 2024 and December 31, 2023.

Mortgage derivatives. First Financial enters into IRLCs and forward commitments for the future delivery of mortgage loans to third party investors, which are considered derivatives. When borrowers secure IRLCs with First Financial and the loans are intended to be sold, First Financial will enter into forward commitments for the future delivery of the loans to third party investors in order to hedge against the effect of changes in interest rates impacting IRLCs and loans held for sale. At June 30, 2024, the notional amount of the IRLCs was $38.1 million and the notional amount of forward commitments was $40.5 million. As of December 31, 2023, the notional amount of IRLCs was $25.2 million and the notional amount of forward commitments

Table of Content
was $25.5 million. The fair value on these agreements was $0.6 million and $0.3 million at June 30, 2024 and December 31, 2023, respectively, and was recorded in Accrued interest and other assets on the Consolidated Balance Sheets.

NOTE 12:  COMMITMENTS AND CONTINGENCIES

First Financial offers a variety of financial instruments including loan commitments and letters of credit to assist clients in meeting their requirement for liquidity and credit enhancement. GAAP does not require these financial instruments to be recorded in the Consolidated Financial Statements.

First Financial utilizes the same credit policies in issuing commitments and conditional obligations as it does for credit instruments recorded on the Consolidated Balance Sheets. First Financial’s exposure to credit loss in the event of non-performance by the counterparty was represented by the contractual amounts of those instruments. First Financial adopted ASC 326 and therefore estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life consistent with the Company's ACL methodology for loans and leases. Adjustments to the reserve for unfunded commitments are recorded in Provision for credit losses - unfunded commitments in the Consolidated Statements of Income. First Financial had $16.4 million and $18.4 million of reserves for unfunded commitments recorded in Accrued interest and other liabilities on the Consolidated Balance Sheets at June 30, 2024 and December 31, 2023, respectively.

First Financial had commitments to extend credit, including overdraft lending lines, of $4.2 billion at June 30, 2024 and $4.5 billion at December 31, 2023. As of June 30, 2024, commitments with a fixed interest rate totaled $90.7 million while commitments with variable interest rates totaled $4.2 billion. At December 31, 2023, commitments with a fixed interest rate totaled $108.2 million while commitments with variable interest rates totaled $4.4 billion. First Financial's fixed rate commitments have interest rates ranging from 0.00% to 21.00% at both June 30, 2024 and December 31, 2023 and have maturities ranging from less than one year to 31.0 years at June 30, 2024 and maturities ranging from less than one year to 31.6 years at December 31, 2023.

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

The following table presents by type First Financial's active loan balances and related obligations to extend credit:

	June 30, 2024		December 31, 2023
(dollars in thousands)	Unfunded commitment	Loan balance	Unfunded commitment	Loan balance
Commercial & industrial	$1,819,434	$3,782,487	$1,942,868	$3,501,221
Lease financing	0	534,557	0	474,817
Construction real estate	463,236	741,406	565,009	564,832
Commercial real estate-investor	84,915	3,104,711	101,689	3,138,629
Commercial real estate-owner	36,927	971,885	40,346	942,310
Residential real estate	77,676	1,377,290	98,686	1,333,674
Home equity	1,011,924	800,860	972,474	758,676
Installment	29,558	148,530	25,841	159,078
Credit card	280,716	59,477	235,686	59,939
Total	$3,804,386	$11,521,203	$3,982,599	$10,933,176

Letters of credit. Letters of credit are conditional commitments issued by First Financial to guarantee the performance of a client to a third party.  First Financial’s letters of credit consist of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services.  The risk to First Financial arises from its obligation to make payment in the event of the client's contractual default to produce the contracted good or service to a third party.  First Financial

Table of Content
issued letters of credit aggregating $33.8 million and $34.9 million at June 30, 2024 and December 31, 2023, respectively. Management conducts regular reviews of these instruments on an individual client basis.

Risk participation agreements. First Financial is a party in risk participation transactions of interest rate swaps, which had total notional amount of $334.3 million and $341.7 million at June 30, 2024 and December 31, 2023, respectively.

Affordable housing projects and other tax credit investments. First Financial is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved qualified affordable housing, renewable energy, or other renovation or community revitalization projects. These investments are included in Accrued interest and other assets in the Consolidated Balance Sheets, with any unfunded commitments included in Accrued interest and other liabilities in the Consolidated Balance Sheets. As of June 30, 2024, First Financial expects to recover its remaining investments through the use of the tax credits that are generated by the investments.

First Financial adopted ASU 2023-02 effective January 1, 2024, using the modified retrospective basis. This ASU was required for fiscal years beginning after December 15, 2023 and expanded the scope of the proportional amortization method to equity investments beyond LIHTC investments. First Financial has made an accounting policy election to apply PAM to the following tax credit programs: HTC, NMTC, and renewable energy tax credits. For each program that First Financial elected to the apply proportional amortization method, First Financial analyzed each investment individually under the scope criteria to determine if PAM applies. First Financial determined that it was eligible to apply PAM to certain HTC investments, however not every HTC investment qualified under the existing guidance. First Financial's NMTC and renewable energy tax credits were also not eligible to apply PAM. Consistent with the guidance set forth in the ASU, First Financial recorded a $0.6 million adjustment to retained earnings to account for the transition of qualified HTC that transitioned to PAM during the first quarter of 2024.

The following table summarizes First Financial's investments in affordable housing projects and other tax credit investments.

(Dollars in thousands)		June 30, 2024		December 31, 2023
Investment	Accounting Method	Investment	Unfunded commitment	Investment	Unfunded commitment
LIHTC	Proportional amortization	$150,990	$74,141	$142,933	$80,465
HTC	Proportional amortization	15,151	11,955	0	0
HTC	Equity	3,749	2,088	19,798	14,043
NMTC	Equity	1,013	0	1,938	0
Renewable energy	Equity	23,757	240	23,981	1,857
Total		$194,660	$88,424	$188,650	$96,365

Table of Content
The following table summarizes First Financial's amortization expense and tax benefit recognized in affordable housing projects and other tax credit investments.

		Three months ended
		June 30, 2024		June 30, 2023
(Dollars in thousands)		Amortization expense (1)	Tax expense (benefit) recognized (2)	Amortization expense (1)	Tax expense (benefit) recognized (2)
LIHTC	Proportional amortization	$3,035	$(3,896)	$3,738	$(3,437)
HTC	Proportional amortization	66	(1,240)	0	0
HTC	Equity	0	0	0	(80)
NMTC	Equity	31	(1)	104	(52)
Renewable energy	Equity	0	0	0	0
Total		$3,132	$(5,137)	$3,842	$(3,569)

		Six months ended
		June 30, 2024		June 30, 2023
(Dollars in thousands)	Accounting Method	Amortization expense (1)	Tax expense (benefit) recognized (2)	Amortization expense (1)	Tax expense (benefit) recognized (2)
LIHTC	Proportional amortization	$7,109	$(8,022)	$7,065	$(6,977)
HTC	Proportional amortization	899	(2,208)	0	0
HTC	Equity	0	0	0	(159)
NMTC	Equity	62	(3)	208	(105)
Renewable energy	Equity	0	0	0	0
Total		$8,070	$(10,233)	$7,273	$(7,241)

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

As part of the ordinary course of business, First Financial and its subsidiaries are parties to litigation, including claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral, foreclosure interests that are incidental to our regular business activities and other matters. While the ultimate liability with respect to these litigation matters and claims cannot be determined at this time, First Financial believes that damages, if any, and other amounts relating to pending matters are not probable or cannot be reasonably estimated as of June 30, 2024. Reserves are established for these various matters of litigation when appropriate under FASB ASC Topic 450, Contingencies, based in part upon the advice of legal counsel. First Financial had no reserves related to litigation matters as of June 30, 2024 or December 31, 2023.

NOTE 13:  INCOME TAXES

For the second quarter of 2024, income tax expense was $14.0 million, resulting in an effective tax rate of 18.7% compared to income tax expense of $15.5 million and an effective tax rate of 19.1% for the comparable period in 2023. For the first six months of 2024, income tax expense was $25.0 million, resulting in an effective tax rate of 18.3% compared with $32.8 million and an effective tax rate of 19.4% for the comparable period in 2023. The lower effective tax rate in 2024 is primarily driven by tax credits realized in 2024 as well as lower taxable income.

Table of Content

At both June 30, 2024 and December 31, 2023, First Financial had no unrecognized tax benefits. As defined by FASB ASC Topic 740-10, Income Taxes, an unrecognized tax benefit is a position that if recognized would favorably impact the effective income tax rate in future periods. First Financial recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. At June 30, 2024 and December 31, 2023, the Company had no interest or penalties recorded.

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

First Financial made no cash contributions to fund the pension plan during the six months ended June 30, 2024 or the year ended December 31, 2023, and does not expect to make cash contributions to the plan through the remainder of 2024.

As a result of the plan’s actuarial projections, First Financial recorded expense as set forth in the following table. The amounts are recognized in First Financial’s Consolidated Statements of Income related to the Company's pension plan.

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2024	2023	2024	2023
Service cost	$2,425	$2,334	$4,850	$4,684
Interest cost	1,300	1,072	2,600	2,147
Expected return on assets	(2,625)	(2,700)	(5,250)	(5,400)
Amortization of prior service cost	0	1	0	1
Net actuarial loss	375	170	750	320
Net periodic benefit cost (income)	$1,475	$877	$2,950	$1,752

NOTE 15:  REVENUE RECOGNITION

The majority of the Company’s revenues come from sources that are outside of the scope of ASU 2014-09, Revenue from Contracts with Customers. Income sources that are outside of this standard include income earned on loans, leases, securities, derivatives and foreign exchange, excluding spot transactions. The Company's services that fall within the scope of ASU 2014-09 are presented within Noninterest income and are recognized as revenue when the Company satisfies its obligation to the customer. Services within the scope of this guidance include service charges on deposits, wealth management fees, bankcard income, foreign exchange spot income, gain/loss on the sale of OREO and investment brokerage fees.

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

Table of Content

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

Bankcard income. The Company earns interchange fees from cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized concurrent with the transaction processing services provided to the cardholder. Interchange income is presented on the Consolidated Statements of Income net of expenses. Gross interchange income for the second quarter of 2024 was $7.8 million, partially offset by $3.9 million of expenses within Noninterest income. Gross interchange income for the same period in 2023 was $7.6 million, partially offset by $3.9 million of expenses within Noninterest income. Gross interchange income for the first six months of 2024 was $15.0 million, partially offset by $7.9 million of expenses within Noninterest income. Gross interchange income for the same period in 2023 was $14.8 million, partially offset by $7.5 million of expenses within Noninterest income.

Foreign exchange income. Foreign exchange income includes both spot and forward income in First Financial's Consolidated Statements of Income. Forward income is excluded from the scope of ASU 2019-04, however, spot income is within the scope of the guidance. A foreign exchange spot trade is a trade made for immediate exchange and delivery of the currency, thus satisfying the performance obligation. Income from foreign exchange spot trades was $2.5 million and $2.3 million for the second quarters ended June 30, 2024 and 2023, respectively. Income from foreign exchange spot trades was $5.5 million and $5.3 million for the first six months ended June 30, 2024 and 2023, respectively.

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

Table of Content
NOTE 16:  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2024	2023	2024	2023
Numerator
Net income available to common shareholders	$60,805	$65,667	$111,494	$136,070

Denominator
Weighted average shares outstanding for basic earnings per common share	94,438,235	93,924,068	94,328,151	93,828,829
Effect of dilutive securities
Employee stock awards	1,031,858	1,245,280	998,894	1,236,505
Adjusted weighted average shares for diluted earnings per common share	95,470,093	95,169,348	95,327,045	95,065,334

Earnings per share available to common shareholders
Basic	$0.64	$0.70	$1.18	$1.45
Diluted	$0.64	$0.69	$1.17	$1.43

Stock options and warrants with exercise prices greater than the average market price of the common shares were not included in the computation of net income per diluted share, as they would have been antidilutive.  Using the end of period price of the Company's common shares, there were no antidilutive options at June 30, 2024 and June 30, 2023.

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

Table of Content
The estimated fair values of First Financial’s financial instruments not measured at fair value on a recurring or nonrecurring basis in the consolidated financial statements were as follows:

	Carrying	Estimated fair value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
June 30, 2024
Financial assets
Cash and short-term investments	$932,349	$932,349	$932,349	$0	$0
Investment securities held-to-maturity	78,921	70,066	0	70,066	0
Other investments (1)	11,260	11,260	1,220	10,040	0
Loans and leases	11,365,018	11,157,495	0	0	11,157,495
Accrued interest receivable	74,997	74,997	0	15,630	59,367

Financial liabilities
Deposits	13,661,922	13,646,754	0	13,646,754	0
Short-term borrowings	1,179,172	1,179,172	1,179,172	0	0
Long-term debt	338,556	333,161	0	333,161	0
Accrued interest payable	52,695	52,695	5,704	46,991	0

	Carrying	Estimated fair value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
December 31, 2023
Financial assets
Cash and short-term investments	$1,006,019	$1,006,019	$1,006,019	$0	$0
Investment securities held-to-maturity	80,321	71,688	0	71,688	0
Other investments (1)	20,554	20,554	1,194	10,040	9,320
Loans and leases	10,791,743	10,468,144	0	0	10,468,144
Accrued interest receivable	72,620	72,620	0	15,697	56,923

Financial liabilities
Deposits	13,360,797	13,347,319	0	13,347,319	0
Short-term borrowings	937,814	937,814	937,814	0	0
Long-term debt	344,115	350,426	0	350,426	0
Accrued interest payable	51,454	51,454	15,494	35,960	0
(1) FHLB stock and FRB stock of $121.2 million and $109.4 million as of June 30, 2024 and December 31, 2023, respectively, are excluded from the numbers above.

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

Table of Content
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

Collateral dependent loans. Collateral dependent loans are defined as loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrowers are experiencing financial difficulty. Collateral dependent loans are carried at fair value when the value of the operation or collateral less any costs to sell is not sufficient to cover the remaining balance. In these instances, the loans will either be partially charged-off or receive specific allocations of the allowance for credit losses. For collateral dependent loans, fair value is generally based on real estate appraisals, a calculation of enterprise value or a valuation of business assets including equipment, inventory and accounts receivable. These loans had a principal amount of $26.0 million and $19.7 million at June 30, 2024 and December 31, 2023, respectively, with a valuation allowance of $7.3 million and $4.4 million at June 30, 2024 and December 31, 2023, respectively.

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

Mortgage servicing rights. Mortgage servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount. If the carrying amount of the servicing asset exceeds fair value, impairment is recorded so that the servicing asset is carried at fair value. Fair value is determined based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model utilized a discount rate of 11.52% at June 30, 2024 and 11.50% at December 31, 2023, respectively, weighted average prepayment speed of 6.01% at June 30, 2024 and 5.92% at December 31, 2023, respectively, and other economic factors that market participants would use in estimating future net servicing income and that can be validated against available market data.

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

The financial assets and liabilities measured at fair value on a recurring basis in the consolidated financial statements were as follows:

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/liabilities at fair value
June 30, 2024
Assets
Investment securities available-for-sale	$30,972	$2,974,358	$31,428	$3,036,758
Loans held for sale	0	16,911	0	16,911
Interest rate derivative contracts	0	128,506	0	128,506
Foreign exchange derivative contracts	0	232,724	0	232,724
Interest rate floor	0	973	0	973
Total	$30,972	$3,353,472	$31,428	$3,415,872

Liabilities
Interest rate derivative contracts	$0	$128,910	$0	$128,910
Foreign exchange derivative contracts	0	232,724	0	232,724
Interest rate collars	0	352	0	352
Total	$0	$361,986	$0	$361,986

Table of Content

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/liabilities at fair value
December 31, 2023
Assets
Investment securities available-for-sale	$31,243	$2,956,938	$32,945	$3,021,126
Loans held for sale	0	9,213	0	9,213
Interest rate derivative contracts	0	117,344	0	117,344
Foreign exchange derivative contracts	0	145,556	0	145,556
Interest rate floor	0	6,896	0	6,896
Total	$31,243	$3,235,947	$32,945	$3,300,135

Liabilities
Interest rate derivative contracts	$0	$118,105	$0	$118,105
Foreign exchange derivative contracts	0	145,556	0	145,556
Interest rate collars	0	0	0	0
Total	$0	$263,661	$0	$263,661

The following table presents a reconciliation for certain AFS securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2024 and June 30, 2023.

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2024	2023	2024	2023
Beginning balance	$32,129	$34,815	$32,945	$35,857
Accretion (amortization)	(18)	(29)	(26)	(54)
Increase (decrease) in fair value	20	31	22	43
Settlements	(703)	(685)	(1,513)	(1,714)
Ending balance	$31,428	$34,132	$31,428	$34,132

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis.  Adjustments to the fair value of these assets usually result from the application of fair value accounting or write-downs of individual assets.  The following table summarizes financial assets and liabilities measured at fair value on a nonrecurring basis.

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3
June 30, 2024
Assets
Collateral dependent loans
Commercial & industrial	$0	$0	$4,670
Commercial real estate	0	0	12,039
Lease financing	0	0	1,998
OREO	0	0	30

Table of Content

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3
December 31, 2023
Assets
Collateral dependent loans
Commercial & industrial	$0	$0	$1,795
Commercial real estate	0	0	13,538
OREO	0	0	106

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

The aggregate fair value of the Company’s residential mortgage loans held for sale as of June 30, 2024 and December 31, 2023 was $16.9 million and $9.2 million, respectively. The aggregate unpaid principal balance of the Company’s residential mortgage loans held for sale as of June 30, 2024 and December 31, 2023 was $15.7 million and $8.5 million, respectively. The resulting difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected was $1.2 million and $0.7 million as of June 30, 2024 and December 31, 2023, respectively.

Changes in the estimated fair value of residential mortgage loans held for sale are reported as a component of Net gain from sales of loans in the Company’s Consolidated Statements of Income. The change in fair value of the Company’s residential mortgage loans held for sale resulted in an immaterial gain for the second quarter of 2024 and $0.1 million for the same period in 2023. The change in fair value of the Company’s residential mortgage loans held for sale resulted in gains of $0.5 million and $0.7 million for the six months ended June 30, 2024 and June 30, 2023, respectively.

NOTE 18:  BUSINESS COMBINATIONS

On February 29, 2024, First Financial acquired Agile Premium Finance for $96.9 million in an all cash transaction. Agile originates commercial loans for the payment of annual property and casualty insurance for businesses. The loans are secured by the unearned premium of the policies and have an average term of approximately ten months. Upon completion of the transaction, Agile became a division of the Bank and continues to operate as Agile Premium Finance, taking advantage of its existing brand recognition within the insurance premium financing industry. Operating results from the Agile acquisition are included in the Consolidated Statements of Income since the acquisition date.

The Agile transaction was accounted for using the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date in accordance with FASB ASC Topic 805, Business Combinations. The fair value measurements of assets acquired and liabilities assumed were $97.8 million and $2.7 million, respectively. Acquisition accounting adjustments are considered preliminary at June 30, 2024. These present value measurements are subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values become available, and the measurement period ends in February 2025. Goodwill arising from the Agile acquisition was $1.8 million and reflects the additional revenue growth expected with the Company's expansion into the insurance premium financing business. First Financial incurred $0.1 million of expenses related to the Agile acquisition in the second quarter of 2024 and $0.2 million for the six months ended June 30, 2024.

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

EXECUTIVE SUMMARY

First Financial Bancorp. is an $18.2 billion financial holding company headquartered in Cincinnati, Ohio. The Company primarily operates through First Financial Bank, an Ohio-chartered commercial bank with 131 full service banking centers at June 30, 2024. First Financial provides banking and financial services products to business and retail clients through its six lines of business: Commercial, Retail Banking, Mortgage Banking, Wealth Management, Investment Commercial Real Estate and Commercial Finance. The Commercial Finance business lends to targeted industry verticals on a nationwide basis. Operating under the brand of Yellow Cardinal Advisory Group, Wealth Management had $3.6 billion in assets under management as of June 30, 2024 and provides the following services: financial planning, investment management, trust administration, estate settlement, business succession planning services, brokerage services and retirement planning.

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

BUSINESS COMBINATIONS

On February 29, 2024, First Financial completed its acquisition of Agile Premium Finance for $96.9 million in an all cash transaction. Headquartered in Lincolnshire, IL, Agile originates commercial loans for the payment of annual property and casualty insurance for businesses. Agile is among industry leaders in the premium finance lending space and is active in all 50 states. Agile loans are secured by the unearned premium of the insurance policies and have an average original term of approximately ten months. Upon completion of the transaction, Agile became a division of the Bank and continues to operate as Agile Premium Finance, taking advantage of its existing brand recognition within the insurance premium financing industry.

The Agile transaction was accounted for using the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date in accordance with FASB ASC Topic 805, Business Combinations. The fair value of assets acquired and liabilities assumed were $97.8 million and $2.7 million, respectively. Acquisition accounting adjustments are considered preliminary at June 30, 2024. These fair value measurements are subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values become available, and the measurement period for Agile ends in March 2025. Goodwill

Table of Content
arising from the Agile acquisition was $1.8 million while other intangible assets created in the transaction include a customer list, non-compete agreements, trade name and a servicing asset.

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
The transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date in accordance with FASB ASC Topic 805, Business Combinations. Goodwill arising from the Brady Ware acquisition was $4.2 million and reflects the business’s growth potential and the expectation that the acquisition will provide additional revenue growth with the expansion of the Bank's advisory business. In May 2023, First Financial also acquired Brady Ware Corporate Finance, a broker-dealer and member of FINRA. First Financial recorded $0.1 million of goodwill in connection with the acquisition of Brady Ware Corporate Finance. The fair value measurements of Brady Ware assets and liabilities are subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values become available, and the measurement period ended in January 2024 for Brady Ware Capital. The measurement period for recording adjustments to the fair value of assets and liabilities ended in May 2024 for Brady Ware Corporate Finance.

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

	Three months ended		Six months ended
(Dollars in thousands)	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Net interest income	$153,311	$148,740	$302,051	$318,550
Tax equivalent adjustment	1,418	1,535	2,953	3,025
Net interest income - tax equivalent	$154,729	$150,275	$305,004	$321,575

Average earning assets	$15,171,819	$14,757,503	$14,964,661	$14,365,306

Net interest margin (1)	4.06%	4.05%	4.06%	4.47%
Net interest margin (FTE) (1)	4.10%	4.10%	4.10%	4.51%
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

Table of Content

The following table reconciles non-GAAP capital ratios to GAAP:

	Three months ended		Six months ended
(Dollars in thousands)	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Net income (a)	$60,805	$50,689	$111,494	$136,070

Average total shareholders' equity	2,281,040	2,265,562	2,273,301	2,110,141
Less:
Average goodwill	(1,007,657)	(1,006,477)	(1,007,067)	(1,005,752)
Average other intangibles	(84,577)	(84,109)	(84,343)	(91,225)
Average tangible equity (b)	1,188,806	1,174,976	1,181,891	1,013,164

Total shareholders' equity	2,326,439	2,287,003	2,326,439	2,143,419
Less:
Goodwill	(1,007,656)	(1,007,656)	(1,007,656)	(1,005,828)
Other intangibles	(83,528)	(85,603)	(83,528)	(88,662)
Ending tangible equity (c)	1,235,255	1,193,744	1,235,255	1,048,929

Total assets	18,166,180	17,599,238	18,166,180	17,090,149
Less:
Goodwill	(1,007,656)	(1,007,656)	(1,007,656)	(1,005,828)
Other intangibles	(83,528)	(85,603)	(83,528)	(88,662)
Ending tangible assets (d)	17,074,996	16,505,979	17,074,996	15,995,659

Risk-weighted assets (e)	13,803,249	13,562,455	13,803,249	13,068,888

Total average assets	17,728,251	17,306,221	17,517,236	16,955,596
Less:
Average goodwill	(1,007,657)	(1,006,477)	(1,007,067)	(1,005,752)
Average other intangibles	(84,577)	(84,109)	(84,343)	(91,225)
Average tangible assets (f)	16,636,017	16,215,635	16,425,826	15,858,619

Ending common shares outstanding (g)	95,486,010	95,473,595	95,486,010	95,185,483

Ratios
Return on average tangible shareholders' equity (a)/(b)	20.57%	17.35%	18.97%	27.08%
Ending tangible shareholders' equity as a percent of:
Ending tangible assets (c)/(d)	7.23%	7.23%	7.23%	6.56%
Risk-weighted assets (c)/(e)	8.95%	8.80%	8.95%	8.03%
Average tangible shareholders' equity to average tangible assets (b)/(f)	7.15%	7.25%	7.20%	6.39%
Tangible book value per share (c)/(g)	$12.94	$12.50	$12.94	$11.02

Table of Content
OVERVIEW OF OPERATIONS

Linked quarter comparison: Second quarter 2024 net income was $60.8 million and earnings per diluted common share were $0.64. This compares with first quarter 2024 net income of $50.7 million and earnings per diluted common share of $0.53. Return on average assets was 1.38% for the second quarter of 2024 compared to 1.18% for the first quarter of 2024. Return on average shareholders’ equity was 10.72% for the second quarter of 2024 compared to 9.00% for the first quarter of 2024.

Year-to-date comparison: For the six months ended June 30, 2024, net income was $111.5 million and earnings per diluted common share were $1.17. This compares with net income of $136.1 million and earnings per diluted common share of $1.43 for the first six months of 2023. Return on average assets for the six months ended June 30, 2024 was 1.28% compared to 1.62% for the same period in 2023, and return on average shareholders' equity was 9.86% and 13.00% for the first six months of 2024 and 2023, respectively.

(Dollars in thousands)	June 30, 2024	December 31, 2023
Balance Sheet - End of Period
Total assets	$18,166,180	$17,532,900
Loans and leases	11,521,203	10,933,176
Investment securities	3,248,091	3,231,392
Deposits	13,661,922	13,360,797
Shareholders' equity	2,326,439	2,267,974

	Three months ended		Six months ended
(Dollars in thousands, except per share data)	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Earnings
Net interest income	$153,311	$148,740	$302,051	$318,550
Net income	60,805	50,689	111,494	136,070

Per Share
Net income per common share-basic	$0.64	$0.54	$1.18	$1.45
Net income per common share-diluted	0.64	0.53	1.17	1.43
Cash dividends declared per common share	0.23	0.23	0.46	0.46
Book value per common share (end of period)	24.36	23.95	24.36	22.52
Tangible book value per common share (end of period) (1)	12.94	12.50	12.94	11.02
Market price (end of period)	22.22	22.42	22.22	20.44

Ratios
Return on average assets	1.38%	1.18%	1.28%	1.62%
Return on average shareholders' equity	10.72%	9.00%	9.86%	13.00%
Return on average tangible shareholders' equity (1)	20.57%	17.35%	18.97%	27.08%
Net interest margin	4.06%	4.05%	4.06%	4.47%
Net interest margin (FTE) (1)	4.10%	4.10%	4.10%	4.51%
(1) Non-GAAP financial measure. For details on the calculation of this non-GAAP financial measure, see "Non-GAAP Financial Measures" section.

A discussion of First Financial's operating results for the three and six month periods ended June 30, 2024 follows.

Table of Content
NET INTEREST INCOME

First Financial’s principal source of income is net interest income, which is the excess of interest received from earning assets, including loan-related fees and purchase accounting accretion, minus interest paid on interest-bearing liabilities. The amount of net interest income is determined by the volume and mix of earning assets, the rates earned on such assets and the volume, mix and rates paid for the deposits and borrowed money that support the earning assets. Earning assets consist of interest-bearing loans and leases to customers as well as marketable investment securities.

	Three months ended		Six months ended
(Dollars in thousands)	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Interest income
Loans and leases, including fees	$211,760	$201,840	$413,600	$354,093
Investment securities
Taxable	30,295	28,296	58,591	63,929
Tax-exempt	2,704	3,092	5,796	6,977
Total interest on investment securities	32,999	31,388	64,387	70,906
Other earning assets	7,960	7,458	15,418	7,477
Total interest income	252,719	240,686	493,405	432,476
Interest expense
Deposits	83,022	76,075	159,097	75,748
Short-term borrowings	11,395	10,943	22,338	28,486
Long-term borrowings	4,991	4,928	9,919	9,692
Total interest expense	99,408	91,946	191,354	113,926
Net interest income	$153,311	$148,740	$302,051	$318,550

Linked quarter comparison: Net interest income for the second quarter of 2024 was $153.3 million, an increase of $4.6 million, or 3.1%, from the first quarter of 2024. Net interest margin on a fully tax equivalent basis was 4.10% in each of the first two quarters of 2024. Net interest margin was unchanged as higher yields on loans and investment securities offset the increase in funding costs. During the second quarter of 2024, yields on loans and investment securities increased 10 bps and 22 bps, respectively, when compared to the linked quarter.

Interest income of $252.7 million increased $12.0 million, or 5.0%, in the second quarter of 2024 when compared to the first quarter of 2024 due to a $414.3 million increase in average earning assets coupled with a 14 bp increase in earning asset yields. Average earning assets were $15.2 billion for the second quarter of 2024 compared to $14.8 billion for the first quarter of 2024. The increase in earning assets was driven by a $374.7 million, or 3.4%, increase in average loan balances during the second quarter.

Interest expense of $99.4 million increased $7.5 million, or 8.1%, in the second quarter of 2024 when compared to the first quarter of 2024, largely due to higher interest rates coupled with increases in average deposits and borrowings. The Company's total cost of interest bearing deposits increased 16 bps to 3.18% in the second quarter of 2024 as customers continued to migrate to higher cost accounts, while average deposit balances increased $351.1 million, or 2.6%, to $13.6 billion. The increase in average deposits was driven primarily by increases in money market accounts and retail CDs. Average borrowed funds increased $32.2 million, or 2.8%, from the linked quarter.

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

The notional value of the Company's cash flow hedges was $1.0 billion as of June 30, 2024, with the $0.8 million change in the fair value recorded in AOCI in the Consolidated Balance Sheet. Comparatively, the notional value of cash flow hedges as of December 31, 2023 was $1.0 billion with the $3.8 million change in fair value recorded in AOCI. As of June 30, 2024 and

Table of Content
December 31, 2023, the maximum length of time over which the Company was hedging its exposure to the variability in future cash flows was 54 months and 60 months, respectively.

Year-to-date comparison: Net interest income for the first six months of 2024 decreased $16.5 million, or 5.2%, compared to the same period of 2023. Net interest margin on a fully tax equivalent basis was 4.10% for the six months ended June 30, 2024, which is a decrease of 41 bps when compared to the same period in 2023. This was driven by a 141 bp increase in the cost of average interest bearing deposits and a 43 bp increase in the cost of borrowed funds, which outpaced a 58 bp increase in earning asset yields.

Interest income for the six months ended June 30, 2024 grew $60.9 million, or 14.1%, to $493.4 million compared to $432.5 million for the same period of the prior year due to higher interest rates. Average earning assets of $15.0 billion for the first six months of 2024 increased $599.4 million, or 4.2%, when compared to the same period of 2023, driven primarily by a $809.8 million, or 7.8%, increase in average loan balances, which more than offset a $463.1 million, or 12.9%, decrease in average investment securities.

Interest expense for the six months ended June 30, 2024 was $191.4 million compared to $113.9 million for the same period in the prior year. The increase was driven by a $1.3 billion, or 15.0%, increase in average interest bearing deposits coupled with a 141 bp increase in rates on those deposits. Additionally, the cost of borrowed funds increased 43 bps from the same period in the prior year due to higher interest rates.

Table of Content
CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Quarterly Averages						Year-to-Date Averages
	June 30, 2024			March 31, 2024			June 30, 2024			June 30, 2023
(Dollars in thousands)	Balance	Interest	Yield	Balance	Interest	Yield	Balance	Interest	Yield	Balance	Interest	Yield
Earning assets
Investments
Investment securities	$3,131,541	$32,999	4.23%	$3,137,665	$31,388	4.01%	$3,134,603	$64,387	4.14%	$3,597,678	$70,906	3.97%
Interest-bearing deposits with other banks	599,348	7,960	5.33%	553,654	7,458	5.40%	576,501	15,418	5.39%	323,837	7,477	4.66%
Gross loans and leases (1)	11,440,930	211,760	7.42%	11,066,184	201,840	7.32%	11,253,557	413,600	7.41%	10,443,791	354,093	6.84%
Total earning assets	15,171,819	252,719	6.68%	14,757,503	240,686	6.54%	14,964,661	493,405	6.65%	14,365,306	432,476	6.07%

Nonearning assets
Allowance for credit losses	(147,666)			(143,950)			(145,808)			(141,024)
Cash and due from banks	174,435			204,119			189,277			220,133
Accrued interest and other assets	2,529,663			2,488,549			2,509,106			2,511,181
Total assets	$17,728,251			$17,306,221			$17,517,236			$16,955,596

Interest-bearing liabilities
Deposits
Interest-bearing demand	$2,888,252	$14,923	2.07%	$2,895,768	$14,892	2.06%	$2,892,010	$29,815	2.08%	$2,906,784	$14,955	1.04%
Savings	4,617,658	33,142	2.88%	4,399,768	29,486	2.69%	4,508,713	62,628	2.80%	3,784,164	21,683	1.16%
Time	2,980,158	34,957	4.70%	2,813,880	31,697	4.52%	2,897,019	66,654	4.64%	2,263,431	39,110	3.48%
Total interest-bearing deposits	10,486,068	83,022	3.18%	10,109,416	76,075	3.02%	10,297,742	159,097	3.12%	8,954,379	75,748	1.71%
Borrowed funds
Short-term borrowings	831,774	11,395	5.49%	796,518	10,943	5.51%	814,146	22,338	5.53%	1,136,700	28,486	5.05%
Long-term debt	339,472	4,991	5.90%	342,496	4,928	5.77%	340,984	9,919	5.87%	342,565	9,692	5.71%
Total borrowed funds	1,171,246	16,386	5.61%	1,139,014	15,871	5.59%	1,155,130	32,257	5.63%	1,479,265	38,178	5.20%
Total interest-bearing liabilities	11,657,314	99,408	3.42%	11,248,430	91,946	3.28%	11,452,872	191,354	3.37%	10,433,644	113,926	2.20%

Noninterest-bearing liabilities
Noninterest-bearing demand deposits	3,144,198			3,169,750			3,156,974			3,808,362
Other liabilities	645,699			622,479			634,089			603,449
Shareholders' equity	2,281,040			2,265,562			2,273,301			2,110,141
Total liabilities and shareholders' equity	$17,728,251			$17,306,221			$17,517,236			$16,955,596

Net interest income	$153,311			$148,740			$302,051			$318,550

Net interest spread			3.26%			3.26%			3.28%			3.87%
Contribution of noninterest-bearing sources of funds			0.80%			0.79%			0.78%			0.60%
Net interest margin (2)			4.06%			4.05%			4.06%			4.47%

Tax equivalent adjustment			0.04%			0.05%			0.04%			0.04%
Net interest margin (fully tax equivalent) (2)			4.10%			4.10%			4.10%			4.51%
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

Table of Content
RATE/VOLUME ANALYSIS

The impact on net interest income from changes in interest rates and volume of interest-earning assets and interest-bearing liabilities is illustrated in the table below:

	Changes for the three months ended June 30, 2024			Changes for the six months ended June 30, 2024
	Linked quarter income variance			Comparable quarter income variance
(Dollars in thousands)	Rate	Volume	Total	Rate	Volume	Total
Earning assets
Investment securities	$1,676	$(65)	$1,611	$2,993	$(9,512)	$(6,519)
Interest-bearing deposits with other banks	(105)	607	502	1,184	6,757	7,941
Gross loans and leases (1)	2,984	6,936	9,920	29,746	29,761	59,507
Total earning assets	4,555	7,478	12,033	33,923	27,006	60,929
Interest-bearing liabilities
Total interest-bearing deposits	$3,965	$2,982	6,947	62,594	20,755	83,349
Borrowed funds
Short-term borrowings	(31)	483	452	2,702	(8,850)	(6,148)
Long-term debt	107	(44)	63	273	(46)	227
Total borrowed funds	76	439	515	2,975	(8,896)	(5,921)
Total interest-bearing liabilities	4,041	3,421	7,462	65,569	11,859	77,428
Net interest income	$514	$4,057	$4,571	$(31,646)	$15,147	$(16,499)
(1) Loans held for sale and nonaccrual loans are included in gross loans.

NONINTEREST INCOME

	Three months ended		Six months ended
(Dollars in thousands)	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Noninterest income
Service charges on deposit accounts	$7,188	$6,912	$14,100	$13,486
Wealth management fees	7,172	6,676	13,848	13,047
Bankcard income	3,900	3,142	7,042	7,284
Client derivative fees	763	1,250	2,013	2,832
Foreign exchange income	16,787	10,435	27,222	31,937
Leasing business income	16,828	14,589	31,417	23,929
Net gain from sales of loans	4,479	3,784	8,263	6,174
Net gain (loss) on sales of investment securities	0	(5,277)	(5,277)	(403)
Net gain (loss) on equity securities	(64)	90	26	58
Other	4,448	4,911	9,359	10,457
Total noninterest income	$61,501	$46,512	$108,013	$108,801

Linked quarter comparison: Second quarter 2024 noninterest income was $61.5 million, increasing $15.0 million, or 32.2%, compared to $46.5 million for the first quarter 2024. The increase from the linked quarter was primarily driven by foreign exchange income, fewer losses on the sale of investment securities, and leasing business income. Foreign exchange income increased $6.4 million, or 60.9%, as product demand increased during the period. Loss on the sale of investment securities decreased $5.3 million largely as a result of a $5.2 million loss recognized in the prior quarter as part of the strategic repositioning of $228.8 million of the investment portfolio. This repositioning is expected to result in a 278 bp increase in yield, resulting in an earn-back of approximately 1 year. Leasing business income increased $2.2 million, or 15.3%, primarily driven by an increase in end-of-term fees during the second quarter.

Year-to-date comparison: Noninterest income of $108.0 million for the first six months of 2024 decreased $0.8 million, or 0.7%, from $108.8 million in the comparable period of 2023. The decline was primarily attributed to losses on the sale of investment securities, lower foreign exchange fees, and lower other noninterest income. These declines were partially offset by higher leasing business income and gains on the sale of loans. Losses on the sales of investment securities increased $4.9 million compared to the prior year due to a repositioning of a portion of the investment portfolio in the first quarter of 2024, while foreign exchange income decreased $4.7 million, or 14.8%, due to lower demand in 2024. Other noninterest income decreased $1.1 million, or 10.5%, primarily due to higher BOLI income in the prior period. Largely offsetting these declines,

Table of Content
leasing business income increased $7.5 million, or 31.3%, due to continued balance growth at Summit, as well as higher end-of-term income received in the current period. Gains on the sales of loans increased $2.1 million, or 33.8%, as mortgage demand increased in the current year as a result of stabilized interest rates.

NONINTEREST EXPENSE

	Three months ended		Six months ended
(Dollars in thousands)	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Noninterest expenses
Salaries and employee benefits	$75,225	$74,037	$149,262	$146,453
Net occupancy	5,793	5,923	11,716	11,291
Furniture and equipment	3,646	3,688	7,334	6,679
Data processing	8,877	8,305	17,182	18,891
Marketing	2,605	1,962	4,567	4,962
Communication	816	795	1,611	1,278
Professional services	2,885	2,268	5,153	4,254
State intangible tax	875	877	1,752	1,949
FDIC assessments	2,657	2,780	5,437	5,632
Intangible assets amortization	2,396	2,301	4,697	5,201
Leasing business expense	10,128	9,754	19,882	14,668
Other	7,671	9,665	17,336	16,050
Total noninterest expenses	$123,574	$122,355	$245,929	$237,308

Linked quarter comparison: Second quarter 2024 noninterest expense was $123.6 million, an increase of $1.2 million, or 1.0%, from $122.4 million for the first quarter 2024. This increase was primarily driven by higher salaries and benefits, marketing, professional services and data processing, which were largely offset by lower other noninterest expense. Salaries and benefits expenses increased $1.2 million, or 1.6%, from the linked quarter primarily due to the full-quarter impact of both annual raises and the Agile acquisition, as well as higher variable incentive compensation tied to fee income. Marketing expenses increased $0.6 million, or 32.8%, due to increased promotional advertising; professional services increased $0.6 million, or 27.2%, due to an increase in consulting costs; and data processing expenses increased $0.6 million, or 6.9%, due to higher wealth management tax processing costs. Other noninterest expenses decreased $2.0 million, or 20.6%, from the linked quarter primarily due to fewer fraud losses in the current quarter.
Year-to-date comparison: Noninterest expenses of $245.9 million for the first six months of 2024 increased $8.6 million, or 3.6%, compared to the same period in 2023 primarily due to higher leasing business expenses, salaries and benefits expenses, other noninterest expenses and professional services, partially offset by lower data processing expenses. Leasing business expense increased $5.2 million, or 35.5%, as a result of the growth in the leasing portfolio, while salaries and benefits expenses increased $2.8 million, or 1.9%, due to annual salary increases and the Agile acquisition. Other noninterest expenses increased $1.3 million, or 8.0%, primarily due to a $1.0 million increase in fraud losses compared to the prior year. Professional services increased $0.9 million, or 21.1%, from the prior year primarily due to an increase in consulting costs. Partially offsetting these increases, data processing expenses decreased $1.7 million, or 9.0%, in the current year, largely due to expenses from the Company's 2023 online banking system conversion.
INCOME TAXES

Linked quarter comparison: In the second quarter of 2024, First Financial recorded income tax expense of $14.0 million on pre-tax income of $74.8 million, resulting in an effective tax rate of 18.7%. This compared to income tax expense of $11.0 million on pre-tax income of $61.7 million with an effective tax rate of 17.9% for the first quarter 2024. The higher effective tax rate in the second quarter is primarily driven by higher taxable income.

Year-to-date comparison: For the first six months of 2024, income tax expense was $25.0 million on pre-tax income of $136.5 million, resulting in an effective tax rate of 18.3%. This compared to income tax expense of $32.8 million on pre-tax income of $168.8 million and an effective tax rate of 19.4% for the comparable period in 2023. The the lower effective tax rate in 2024 compared to 2023 is primarily driven by tax credits realized in the current year as well as lower taxable income.

Table of Content

The Company's effective tax rate may fluctuate from period to period due to changes in tax jurisdictions, forecasted income, tax-enhanced assets and tax credit investments.

INVESTMENTS

First Financial's investment portfolio totaled $3.2 billion at both June 30, 2024 and December 31, 2023, or 17.9% and 18.4% of total assets, respectively.  AFS securities totaled $3.0 billion at both June 30, 2024 and December 31, 2023, while HTM securities totaled $78.9 million at June 30, 2024 and $80.3 million at December 31, 2023. The effective duration of the investment portfolio was 4.4 years at June 30, 2024 and 4.6 years at December 31, 2023.

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

While there were no sales of investment securities in the second quarter of 2024, the Company incurred a $5.2 million net loss on the sale of investment securities during the first quarter of 2024, largely as a result of the strategic repositioning of $228.8 million of the investment portfolio. The repositioning resulted in $7.9 million of gross losses; however it is expected to result in a 278 bp increase in future yield and have an earn-back of approximately one year. The losses incurred from the repositioning were partially offset by $2.2 million of gains recognized from the sale of the Company's remaining Class B Visa shares.

The Company's Consolidated Financial Statements reflected a $291.1 million and $282.0 million unrealized after-tax loss on debt securities as of June 30, 2024 and December 31, 2023, respectively. These unrealized losses were included as a component of equity in accumulated other comprehensive income on the Consolidated Balance Sheets and were driven by an increase in interest rates.

The Company had net unrealized losses of $8.9 million and $8.6 million on its HTM securities at June 30, 2024 and December 31, 2023, respectively. Similar to the unrealized losses on AFS securities, this unrealized loss was driven by interest rate increases. The unrealized losses on HTM securities have no impact on the Consolidated Financial Statements of the Company.

The Company had a $0.1 million unrealized loss on equity securities recorded in noninterest income for the three months ended June 30, 2024 and a $0.1 million unrealized gain for the same period ended March 31, 2024. For the first six months of both 2024 and 2023, the Company had an insignificant unrealized gain on equity securities.

First Financial will continue to monitor loan demand and deposit activity, as well as balance sheet composition, capital sensitivity and the interest rate environment, when considering future investment strategies.

LOANS AND LEASES

Excluding loans held for sale, loan balances increased $588.0 million, or 5.4%, to $11.5 billion as of June 30, 2024 from $10.9 billion as of December 31, 2023. C&I loans increased $281.3 million, or 8.0%, to $3.8 billion, which included $207.8 million of Agile loans added during the period. Construction loans increased $176.6 million, or 31.3%, to $741.4 million; residential real estate loans increased by $43.6 million, or 3.3%, to $1.4 billion; finance leases increased by $59.7 million, or 12.6%, to $534.6 million; and home equity increased $42.2 million, or 5.6%, to $800.9 million Partially offsetting these areas of loan growth, installment loans decreased $10.5 million, or 6.6%, to $148.5 million; and commercial real estate loans decreased $4.3 million, or 0.1%, to $4.1 billion.

Second quarter 2024 average loans of $11.4 billion, excluding loans held for sale, increased $372.7 million, or 3.4%, from the first quarter 2024. The broad-based growth over the linked quarter included an increase of $172.6 million, or 4.9%, in C&I; an increase of $79.8 million, or 13.2% in construction real estate; an increase of $45.5 million, or 1.1%, in commercial real estate; an increase of $29.2 million, or 6.1%, in lease financing; an increase of $25.0 million, or 3.3%, in home equity; and an increase of $24.4 million, or 1.8%, in residential real estate.

Table of Content
Through the first six months of 2024, average loans of $11.2 billion, excluding loans held for sale, increased $805.4 million, or 7.7%, from the comparable period of 2023. The increase from prior year reflected broad-based growth across most loan categories, including a $206.9 million, or 71.8%, increase in lease financing; a $200.3 million, or 17.4%, increase in residential real estate; a $166.6 million, or 4.8%, increase in C&I loans; $116.7 million, or 22.1%, increase in real estate construction; an $89.9 million, or 2.2%, increase in CRE; and a $50.6 million, or 7.0%, increase in home equity.

In an effort to mitigate credit risk, First Financial routinely reviews its loan portfolio for various concentrations. These reviews consider the Bank's collateral position as well as exposure to a given industry sector. First Financial believes that the loan portfolio is sufficiently diversified to provide protection from deterioration in any particular industry or devaluation of a specific collateral type. The following tables, C&I and Owner Occupied Loans by Sector and Investor CRE Loans by Property Type, provide additional detail behind the Company's C&I and CRE loan portfolios as of June 30, 2024.

C&I and Owner Occupied CRE Loans by Sector (1)
(Dollars in thousands)	June 30, 2024	% of Total Loans
NAICS Sector
Finance and Insurance	$1,313,661	11.4%
Manufacturing	508,384	4.4%
Accommodation and Food Services	303,687	2.6%
Real Estate and Rental and Leasing	290,281	2.5%
Construction	276,007	2.4%
Health Care and Social Assistance	248,802	2.2%
Professional, Scientific, and Technical Services	242,260	2.1%
Wholesale Trade	229,220	2.0%
Retail Trade	218,690	1.9%
Agriculture, Forestry, Fishing and Hunting	170,008	1.5%
Transportation and Warehousing	164,191	1.4%
Other Services (except Public Administration)	153,195	1.3%
Administrative and Support and Waste Management	135,315	1.2%
Arts, Entertainment, and Recreation	89,565	0.8%
Information	59,626	0.5%
Public Administration	56,051	0.5%
Other	286,906	2.5%
Total	$4,745,849	41.2%
(1) Excludes loan marks and loans in process

Table of Content

Investor CRE Loans by Property Type (1)
(Dollars in thousands)	June 30, 2024	% of Total Loans
Property Type
Residential Multi Family 5+	$902,720	7.8%
Retail Property	750,492	6.5%
Office	433,584	3.8%
Industrial	348,878	3.0%
Hospital/Nursing Home	207,756	1.8%
Hotel	192,013	1.7%
Land	100,357	0.9%
Residential 1-4 Family	77,378	0.7%
Industrial	52,307	0.5%
Other	48,086	0.4%
Total	$3,113,571	27.0%
(1) Excludes loan marks and loans in process
Additionally, given the potential for stress related to commercial office space, First Financial performed a targeted review of its exposure to this sector. As of June 30, 2024, First Financial had $433.6 million of loans collateralized by non-owner occupied office space, which represents 3.8% of the total loan portfolio. The overall LTV of the portfolio at origination was strong, and 66.8% of the portfolio is located in suburban locations. Additionally, the majority of the portfolio is secured by Class A and Class B assets with recourse from the sponsor. As of June 30, 2024, 81.5% of the office portfolio was pass rated, and there were two relationships totaling $17.5 million on nonaccrual status.

COMMITMENTS AND CONTINGENCIES

Off-balance sheet arrangements include commitments to extend credit and financial guarantees.  Loan commitments are agreements to extend credit to a client absent any violation of any condition established in the commitment agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  First Financial had outstanding commitments to extend credit, including overdraft lending lines, totaling $4.2 billion at June 30, 2024 and $4.5 billion at December 31, 2023. As of June 30, 2024, commitments with a fixed interest rate totaled $90.7 million while commitments with variable interest rates totaled $4.2 billion. At December 31, 2023, commitments with a fixed interest rate totaled $108.2 million while commitments with variable interest rates totaled $4.4 billion. The fixed rate commitments have interest rates ranging from 0% to 21% and maturities ranging from less than 1 year to 31.0 years at June 30, 2024 and maturities ranging from less than one year to 31.6 years for December 31, 2023.

Letters of credit are conditional commitments issued by First Financial to guarantee the performance of a client to a third party.  First Financial’s letters of credit consist primarily of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services.  First Financial has issued letters of credit aggregating $33.8 million and $34.9 million at June 30, 2024 and December 31, 2023, respectively. Management conducts regular reviews of these instruments on an individual client basis.

First Financial is a party in risk participation transactions of interest rate swaps, which had total notional amount of $334.3 million and $341.7 million at June 30, 2024 and December 31, 2023, respectively. Under a risk participation agreement, the Company either assumes or sells a portion of the credit exposure associated with an interest rate swap with a counterparty. The Company's exposure is limited to instances where the loan customer defaults on its obligation to perform under the interest rate swap agreement.

First Financial is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved qualified affordable housing, renewable energy, or other renovation or community revitalization projects. These investments are included in accrued interest and other assets in the Consolidated Balance Sheets, with any unfunded commitments included in accrued interest and other liabilities in the Consolidated Balance Sheets. As of June 30, 2024, First Financial expects to recover its remaining investments through the use of the tax credits that are generated by the investments. First Financial had unfunded commitments related to tax credit investments of $88.4 million and $96.4 million at June 30, 2024 and December 31, 2023, respectively.

Table of Content

Additionally, as part of the ordinary course of business, First Financial and its subsidiaries are parties to litigation, including claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral, foreclosure interests that are incidental to our regular business activities and other matters. While the ultimate liability with respect to these litigation matters and claims cannot be determined at this time, First Financial believes that damages, if any, and other amounts relating to pending matters are not probable or cannot be reasonably estimated as of June 30, 2024. Reserves are established for these various matters of litigation, when appropriate, under FASB ASC Topic 450, Contingencies, based in part upon the advice of legal counsel. First Financial had no reserves related to litigation matters as of June 30, 2024 and December 31, 2023.

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

Nonaccrual loans were $62.7 million, or 0.54% of total loans, as of June 30, 2024, reflecting a $3.1 million, or 4.7%, decline from $65.8 million as of December 31, 2023. Nonperforming assets, which consist of nonaccrual loans and OREO, were $62.7 million, or 0.35% of total assets, at June 30, 2024 compared to $65.9 million, or 0.38% of total assets, at December 31, 2023.

Classified assets, which are defined by the Company as nonperforming assets plus performing loans internally rated substandard or worse, totaled $195.3 million as of June 30, 2024 compared to $141.0 million at December 31, 2023. Classified assets were 107 bps as a percentage of total assets at June 30, 2024, compared to 80 bps as of December 31, 2023. The increase in classified assets during the period was primarily due to the downgrade of four large relationships with no concentration in any particular loan type.

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

The Company utilized the Moody's June baseline forecast as its R&S forecast in the quantitative model at June 30, 2024. For reasonableness, the Company also considered the impact to the model from alternative prepayment speeds and more adverse economic forecasts. These alternative analyses were utilized to inform the Company's qualitative adjustments. Additionally, First Financial considered its credit exposure to certain industries believed to be at risk for future credit stress, such as franchise, hotel and investor commercial real estate lending, when making qualitative adjustments to the ACL model.

The total ACL, which includes both funded and unfunded reserves, was $172.6 million at June 30, 2024 and $159.9 million as of December 31, 2023.

ACL - loans and leases. The ACL on loans and leases was $156.2 million as of June 30, 2024 and $141.4 million as of December 31, 2023. As a percentage of period-end loans, the ACL was 1.36% as of June 30, 2024 and 1.29% as of December 31, 2023. The increase in the ACL was driven by loan growth and credit migration.

Table of Content

In the second quarter of 2024, the Company recorded net charge-offs of $4.2 million, or 15 bp of average loans and leases on an annualized basis, compared to net charge-offs of $10.6 million, or 38 bps, for the first quarter of 2024. The charge-offs in the first quarter included a $4.5 million loss on a single CRE loan. Through the first six months of 2024, the Company recorded net charge-offs of $14.8 million, or 27 bp on an annualized basis compared to net charge-offs of $5.7 million for the same period of 2023.

The ACL as a percentage of nonaccrual loans was 249.2% at June 30, 2024 and 215.1% at December 31, 2023. The increase in this ratio was driven by both the increase in the reserve and decline in nonaccrual loans during the period.

Provision expense is a product of the Company's ACL model combined with net charge-off activity during the period. During the second quarter of 2024, the Company recorded $16.2 million of provision expense for loans and leases compared to $13.4 million during the first quarter of 2024. Through the first six months of 2024, the Company recorded a provision expense of $29.6 million compared to $21.4 million for the same period of 2023.

ACL - unfunded commitments. The ACL on unfunded commitments was $16.4 million as of June 30, 2024 and $18.4 million as of December 31, 2023. First Financial recorded $0.3 million of provision expense for credit losses on unfunded commitments for the second quarter of 2024, compared to $2.3 million of provision recapture in the first quarter 2024. Through the first six months of 2024, the Company recorded a provision recapture of $2.0 million and provision recapture of $0.2 million for the same period of 2023.
See Note 5 – Allowance for Credit Losses in the Notes to Consolidated Financial Statements for further discussion of First Financial's ACL.

The table that follows includes the activity in the ACL for the quarterly periods presented.

	Three months ended					Six months ended
	2024		2023			June 30,
(Dollars in thousands)	June 30,	Mar. 31,	Dec. 31,	Sep. 30,	June 30,	2024	2023
Allowance for credit loss activity
Balance at beginning of period	$144,274	$141,433	$145,201	$148,646	$141,591	$141,433	$132,977
Provision for loan losses	16,157	13,419	8,804	12,907	12,719	29,576	21,363
Gross charge-offs
Commercial and industrial	2,149	2,695	6,866	9,207	2,372	4,844	3,102
Lease financing	190	3	4,244	76	90	193	103
Construction real estate	0	0	0	0	0	0	0
Commercial real estate	2	5,319	1	6,008	2,648	5,321	2,714
Residential real estate	6	65	9	10	20	71	20
Home equity	122	25	174	54	21	147	112
Installment	2,034	2,236	2,054	1,349	1,515	4,270	3,039
Credit card	532	794	363	319	274	1,326	491
Total gross charge-offs	5,035	11,137	13,711	17,023	6,940	16,172	9,581
Recoveries
Commercial and industrial	236	162	459	335	631	398	740
Lease financing	1	59	52	1	1	60	2
Construction real estate	0	0	0	0	0	0	0
Commercial real estate	137	38	93	39	153	175	2,391
Residential real estate	37	24	24	44	113	61	179
Home equity	118	80	178	125	232	198	312
Installment	219	145	210	87	90	364	144
Credit card	41	51	123	40	56	92	119
Total recoveries	789	559	1,139	671	1,276	1,348	3,887
Total net charge-offs	4,246	10,578	12,572	16,352	5,664	14,824	5,694
Ending allowance for credit losses	$156,185	$144,274	$141,433	$145,201	$148,646	$156,185	$148,646

Table of Content

	Three months ended					Six months ended
	2024		2023			June 30,
(Dollars in thousands)	June 30,	Mar. 31,	Dec. 31,	Sep. 30,	June 30,	2024	2023

Net charge-offs to average loans and leases (annualized)
Commercial and industrial	0.21%	0.29%	0.74%	1.02%	0.20%	0.25%	0.14%
Lease financing	0.15%	(0.05)%	3.97%	0.08%	0.11%	0.05%	0.07%
Construction real estate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Commercial real estate	(0.01)%	0.52%	(0.01)%	0.59%	0.25%	0.25%	0.02%
Residential real estate	(0.01)%	0.01%	0.00%	(0.01)%	(0.03)%	0.00%	(0.03)%
Home equity	0.00%	(0.03)%	0.00%	(0.04)%	(0.12)%	(0.01)%	(0.06)%
Installment	4.81%	5.33%	4.57%	3.05%	3.32%	5.08%	3.09%
Credit card	2.94%	4.59%	1.49%	1.82%	1.47%	3.75%	1.30%
Total net charge-offs	0.15%	0.38%	0.46%	0.61%	0.22%	0.27%	0.11%

Nonperforming assets
Nonaccrual loans	$62,673	$59,237	$65,753	$74,941	$53,721	$62,673	$53,721
Other real estate owned	30	161	106	142	281	30	281
Total nonperforming assets	62,703	59,398	65,859	75,083	54,002	62,703	54,002
Accruing loans past due 90 days or more	1,573	820	2,028	698	873	1,573	873
Total underperforming assets	$64,276	$60,218	$67,887	$75,781	$54,875	$64,276	$54,875
Total classified assets	$195,277	$162,348	$140,995	$140,552	$138,909	$195,277	$138,909

Credit quality ratios
As a percent of period-end loans, net of unearned income:
Allowance for credit losses	1.36%	1.29%	1.29%	1.36%	1.41%	1.36%	1.41%
Nonaccrual loans	0.54%	0.53%	0.60%	0.70%	0.51%	0.54%	0.51%
Nonperforming loans	0.54%	0.53%	0.60%	0.70%	0.51%	0.54%	0.51%
Allowance for credit losses to nonaccrual loans	249.21%	243.55%	215.10%	193.75%	276.70%	249.21%	276.70%

DEPOSITS AND FUNDING

Total deposits were $13.7 billion as of June 30, 2024, an increase of $301.1 million, or 2.3%, from December 31, 2023. Interest-bearing deposits and a seasonal increase in public fund balances primarily drove the increase. With the rise in interest rates, the Company's deposit mix continued to shift to higher cost interest-bearing deposit balances, specifically money market accounts, retail CDs and brokered CDs, with lower transaction deposit balances. During the six month period ended June 30, 2024, time deposits increased $331.2 million, or 12.2%, and savings deposits increased $297.1 million, or 6.9%, while noninterest-bearing deposits decreased $256.5 million, or 7.7%, and interest-bearing demand deposits decreased $70.7 million, or 2.4%.

Average deposits for the second quarter of 2024 were $13.6 billion, an increase of $351.1 million, or 2.6%, from $13.3 billion for the first quarter of 2024. Consistent with the previously noted shift in customer preferences, average savings deposits increased $217.9 million, or 5.0%, and average time deposits increased $166.3 million, or 5.9%, from the linked quarter. These increases were partially offset by a $25.6 million, or 0.8%, decrease in average noninterest-bearing deposits and a decrease of $7.5 million, or 0.3%, in interest-bearing demand deposits. Average public fund deposits increased by $114.0 million during the second quarter of 2024 due to seasonal inflows.

Through the first six months of 2024, average deposits increased $692.0 million, or 5.4%, when compared to the same period of 2023.

Table of Content
Uninsured deposit balances were $5.3 billion, or 38.5% of total deposits, as of June 30, 2024. The Company reviews uninsured deposits for concentration risk, and typically evaluates this risk by excluding public funds and intercompany deposits to arrive at an adjusted uninsured deposit amount. As such, excluding public funds and intercompany accounts, adjusted uninsured deposits were $3.2 billion, or 23.3% of total deposits, at the end of the second quarter.

First Financial maintains diverse funding sources, including Fed Funds, the Fed discount window, brokered CDs, FHLB borrowings and deposit placement services. The Company believes its funding capacity and diversity provides sufficient flexibility to respond to any event that would stress its deposit balances.

Borrowed funds were $1.5 billion as of June 30, 2024 compared to $1.3 billion at December 31, 2023. Borrowings increased as growth in the loan portfolio outpaced the increase in deposits. First Financial had total short-term borrowings of $1.2 billion as of June 30, 2024 and $937.8 million as of December 31, 2023. Short-term borrowings with the FHLB were $1.0 billion at June 30, 2024 and $800.0 million at December 31, 2023. There were no federal funds purchased included in short-term borrowings at June 30, 2024 or December 31, 2023.

Long-term debt, which may include subordinated notes, FRB/FHLB long-term advances or other borrowings, was $338.6 million and $344.1 million at June 30, 2024 and December 31, 2023, respectively. Outstanding subordinated debt totaled $313.0 million as of June 30, 2024 and $312.6 million as of December 31, 2023.

First Financial had no FHLB long-term advances at June 30, 2024 or December 31, 2023. First Financial's total remaining borrowing capacity from the FHLB was $322.6 million as of June 30, 2024.

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

Both First Financial and the Bank received investment grade credit ratings from Kroll Bond Rating Agency, Inc, an independent rating agency. These credit ratings impact the cost and availability of financing to First Financial, and a downgrade to these credit ratings could affect First Financial's or the Bank’s ability to access the credit markets and potentially increase borrowing costs, negatively impacting financial condition and liquidity. Key factors in maintaining high credit ratings include consistent and diverse earnings, strong credit quality and capital ratios, diverse funding sources and disciplined liquidity monitoring procedures. The ratings of First Financial and the Bank at June 30, 2024 were as follows:

	First Financial Bancorp	First Financial Bank
Senior Unsecured Debt	BBB+	A-
Subordinated Debt	BBB	BBB+
Short-Term Debt	K2	K2
Deposit	N/A	A-
Short-Term Deposit	N/A	K2

For ease of borrowing execution, First Financial utilizes a blanket collateral agreement with the FHLB. First Financial pledged $6.2 billion of certain eligible residential, commercial and farm real estate loans, home equity lines of credit and government, agency, and CMBS securities as collateral for borrowings from the FHLB as of June 30, 2024.

Table of Content
First Financial's principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. AFS securities were 97.5% and 97.4% of the total investment portfolio as of June 30, 2024 and December 31, 2023, respectively. The market value of investment securities classified as AFS totaled $3.0 billion at both June 30, 2024 and December 31, 2023.  As of June 30, 2024, $1.6 billion of AFS securities were unpledged and there were $657.8 million of securities available to be sold at breakeven. Additionally, $520.2 million of AFS securities have floating rates and could be sold with minimal losses at June 30, 2024.

HTM securities that are maturing within a short period of time can be an additional source of liquidity. As of both June 30, 2024 and December 31, 2023, the Company had no HTM securities maturing within one year.

In total, First Financial expects $595.4 million of cash flows from its investment portfolio in the next 12 months.

Other sources of liquidity include interest-bearing deposits with other banks. At June 30, 2024, these balances totaled $738.6 million. Additionally, First Financial had unused and available overnight wholesale funding sources of $4.9 billion, or 27.2% of total assets, to satisfy the liquidity needs of the company.

First Financial also has a $40.0 million short-term credit facility with an unaffiliated bank that matures in December, 2024. This facility has a variable interest rate and provides First Financial additional liquidity, if needed, for various corporate activities including the repurchase of First Financial common stock and the payment of dividends to shareholders. First Financial had no outstanding balance on this short-term credit facility as of June 30, 2024 and December 31, 2023. The credit agreement requires First Financial to comply with certain covenants including those related to asset quality and capital levels, and First Financial was in compliance with all covenants associated with this facility as of June 30, 2024 and December 31, 2023. This credit facility also required First Financial to pledge as collateral the Bank's common stock where the lender is granted a security interest in this collateral.

Certain restrictions exist regarding the Bank's ability to transfer funds to First Financial in the form of cash dividends, loans, other assets or advances and the approval of the Bank's primary federal regulator is required to pay dividends in excess of regulatory limitations.  Dividends paid to First Financial from the Bank totaled $100.0 million for the first six months of 2024.  As of June 30, 2024, the Bank had retained earnings of $947.2 million, of which $224.4 million was available for distribution to the Bancorp without prior regulatory approval. As an additional source of liquidity, First Financial had $172.6 million in cash at the parent company as of June 30, 2024.

Share repurchases also impact First Financial's liquidity. For further information regarding share repurchases, see the Capital section that follows.

Capital expenditures were $10.4 million and $12.0 million for the first six months of 2024 and 2023, respectively. Management believes sufficient liquidity exists to fund its future capital expenditure commitments.

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

First Financial's tier 1 capital increased 5 bps to 12.11% at June 30, 2024 compared to 12.06% at December 31, 2023, while the total capital ratio increased to 14.47% at June 30, 2024 compared to 14.26% at December 31, 2023. The leverage ratio

Table of Content
increased to 9.73% at June 30, 2024 from 9.70% at December 31, 2023. The Company’s tangible common equity ratio increased to 7.23% at June 30, 2024 from 7.17% at December 31, 2023.

As of June 30, 2024, management believes that First Financial met all capital adequacy requirements to which it was subject.  The Company's most recent regulatory notifications categorized First Financial as "well-capitalized" under the regulatory framework for prompt corrective action. There have been no conditions or events since those notifications that management believes have changed the Company's categorization. Total regulatory capital exceeded the minimum requirement by $548.0 million on a consolidated basis at June 30, 2024.

The following tables present the actual and required capital amounts and ratios as of June 30, 2024 and December 31, 2023 under the Basel III Capital Rules and include the minimum required capital levels based on the phase-in provisions of the Basel III Capital Rules. Capital levels required to be considered "well capitalized" are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum capital required - Basel III		PCA requirement to be considered well capitalized
(Dollars in thousands)	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
June 30, 2024
Common equity Tier 1 capital to risk-weighted assets
Consolidated	$1,626,345	11.78%	$966,227	7.00%	N/A	N/A
First Financial Bank	1,715,002	12.43%	965,795	7.00%	$896,810	6.50%

Tier 1 capital to risk-weighted assets
Consolidated	1,671,258	12.11%	1,173,276	8.50%	N/A	N/A
First Financial Bank	1,715,524	12.43%	1,172,752	8.50%	1,103,766	8.00%

Total capital to risk-weighted assets
Consolidated	1,997,378	14.47%	1,449,341	10.50%	N/A	N/A
First Financial Bank	1,876,398	13.60%	1,448,693	10.50%	1,379,708	10.00%

Leverage ratio
Consolidated	1,671,258	9.73%	686,760	4.00%	N/A	N/A
First Financial Bank	1,715,524	10.02%	684,862	4.00%	856,077	5.00%

Table of Content

	Actual		Minimum capital required - Basel III		PCA requirement to be considered well capitalized
(Dollars in thousands)	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
December 31, 2023
Common equity tier 1 capital to risk-weighted assets
Consolidated	$1,568,815	11.73%	$936,192	7.00%	N/A	N/A
First Financial Bank	1,701,338	12.73%	935,746	7.00%	$868,907	6.50%

Tier 1 capital to risk-weighted assets
Consolidated	1,613,480	12.06%	1,136,805	8.50%	N/A	N/A
First Financial Bank	1,701,840	12.73%	1,136,263	8.50%	1,069,424	8.00%

Total capital to risk-weighted assets
Consolidated	1,907,441	14.26%	1,404,289	10.50%	N/A	N/A
First Financial Bank	1,830,677	13.69%	1,403,619	10.50%	1,336,780	10.00%

Leverage ratio
Consolidated	1,613,480	9.70%	665,125	4.00%	N/A	N/A
First Financial Bank	1,701,840	10.24%	664,781	4.00%	830,976	5.00%

Shareholder dividends. First Financial paid a dividend of $0.23 per common share on June 17, 2024 to shareholders of record as of June 3, 2024. Additionally, First Financial's board of directors authorized a $0.01 dividend increase to $0.24 per common share, payable on September 16, 2024 to shareholders of record as of September 2, 2024.

Share repurchases. Effective December 2023, First Financial's board of directors approved a stock repurchase plan (the 2024 Stock Repurchase Plan), replacing the 2022 Stock Repurchase Plan which became effective in January 2022. The 2024 Stock Repurchase Plan continues for two years and authorized the purchase of up to 5,000,000 shares of the Company's common stock and will expire in December 2025. First Financial did not repurchase any shares under this plan during the first two quarters of 2024. Therefore, at June 30, 2024, all 5,000,000 common shares remained available for repurchase under the 2024 Stock Repurchase Plan.

Shareholders' equity. Total shareholders’ equity was $2.3 billion at both June 30, 2024 and December 31, 2023.

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

Potential cash flows, sales, or replacement value of many of our assets and liabilities, especially those that earn or pay interest, are sensitive to changes in the general level of interest rates. This interest rate risk arises primarily from our normal business activities of gathering deposits and extending loans. Many factors affect our exposure to changes in interest rates, such as general economic and financial conditions, client preferences, historical pricing relationships, and re-pricing characteristics of financial instruments. The Company's earnings can also be affected by the monetary and fiscal policies of the U.S. Government and its agencies, particularly the Federal Reserve.

In managing interest rate risk, the Company establishes guidelines and strategies for asset and liability management, including measurement of short and long-term sensitivities to changes in interest rates, through our internal Balance Sheet Strategies and Asset Liability Committee, which is comprised of senior officers from the treasury, risk management, credit administration, finance and lending areas. These guidelines and strategies are also reviewed with the Capital Markets Committee of the Company's Board of Directors.

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

Non-maturity deposit modeling is particularly dependent on the assumption for repricing sensitivity known as a beta. Beta is the amount by which First Financial’s interest bearing non-maturity deposit rates will increase when short-term interest rates rise. The Company utilized a weighted average deposit beta of 44% in its interest rate risk modeling as of June 30, 2024. First Financial also includes an assumption for the migration of non-maturity deposit balances into CDs for all upward rate scenarios beginning with the +100 bps scenario, thereby increasing deposit costs and reducing asset sensitivity.

Presented below is the estimated impact on First Financial’s NII and EVE position as of June 30, 2024, assuming immediate, parallel shifts in interest rates:

	% Change from base case for immediate parallel changes in rates
	-100 bps	+100 bps	+200 bps
NII-Year 1	(5.34)%	2.90%	4.54%
NII-Year 2	(4.53)%	2.20%	2.84%
EVE	(1.10)%	0.23%	0.27%

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

First Financial continually evaluates the sensitivity of its interest rate risk position to modeling assumptions. The following table reflects First Financial’s estimated NII sensitivity profile as of June 30, 2024 assuming a 25% increase and a 25% reduction to the beta assumption on managed rate deposits:

	Beta sensitivity (% change from base)
	+100 BP		+200 BP
	Beta 25% lower	Beta 25% higher	Beta 25% lower	Beta 25% higher
NII-Year 1	4.04%	1.77%	5.63%	3.44%
NII-Year 2	3.35%	1.05%	3.95%	1.73%

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

Management closely monitors the usage of excess business deposits, the balance of personal deposits and the broader macroeconomic environment. This monitoring includes consideration of various metrics and establishment of internal thresholds related to balance sheet composition, borrowing composition, and liquidity composition. Balance sheet composition metrics reviewed include the loan to deposit, loans to total assets and core deposits to total assets ratios among others. Borrowing composition monitoring includes, but is not limited to, consideration of borrowing capacity as a percentage of total assets, brokered CDs as a percentage of total assets and Fed funds lines to total assets. Liquidity composition ratios include remaining liquidity to total assets, and tier 1 liquidity sources as a percentage of both 30 and 90 day maturing liabilities, among others. As of June 30, 2024, all metrics reviewed were within the Company's policy limits.

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

Table of Content
loan originations, pricing options for stabilizing/growing deposits, options for expanding wholesale funding sources, and asset liquidation options.

For further discussion of the Company's liquidity, please see the Liquidity section within Management's Discussion and Analysis.

CRITICAL ACCOUNTING ESTIMATES

First Financial’s Consolidated Financial Statements are prepared based on the application of the Company's accounting policies.  These policies require the reliance on estimates and assumptions which are inherently subjective and may be susceptible to significant change.  Changes in underlying factors, assumptions or estimates could have a material impact on First Financial’s future financial condition and results of operations. In management’s opinion, some of these estimates and assumptions have a more significant impact than others on First Financial’s financial reporting.  For First Financial, these estimates and assumptions include accounting for the ACL - loans and leases, goodwill, pension and income taxes.  The estimates and assumptions are discussed in detail in the Critical Accounting Estimates section of Management’s Discussion and Analysis in First Financial’s 2023 Annual Report.  There were no changes to the accounting estimates and assumptions for the ACL, goodwill, pension or income taxes during the six months ended June 30, 2024.

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

Table of Content

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On January 27, 2022, the Board announced that it authorized a stock repurchase plan that provided for the purchase of up to 5,000,000 shares of common stock of the Company (the 2022 Stock Repurchase Plan). The 2022 Stock Repurchase Plan became effective January 1, 2022, upon the expiration of the previously authorized stock repurchase plan, and expired December 31, 2023. In December 2023 the Board authorized a new two-year plan effective January 1, 2024, that provides for the purchase of up to 5,000,000 shares of the common stock of the Company (the “2024 Stock Repurchase Plan”). The Company did not purchase any shares under the 2024 Stock Repurchase Plan in the second quarter of 2024.

Item 5.    Other Information.

During the three months ended June 30, 2024, none of the Company's officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

FIRST FINANCIAL BANCORP.
(Registrant)

/s/ James M. Anderson		/s/ Scott T. Crawley
James M. Anderson		Scott T. Crawley
Executive Vice President and Chief Financial Officer		Senior Vice President and Controller
(Principal Accounting Officer)

Date	8/9/2024	Date	8/9/2024