Form 10-Q
period 2024-09-30
FIRST FINANCIAL BANCORP /OH/
filed 2024-11-07
CIK 708955

Table of Content
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                           September 30, 2024

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
Yes  ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The registrant has one class of common stock (no par value) with 95,489,153 shares outstanding at November 6, 2024.

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

Table of Content
PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Cash and due from banks	$190,618	$213,059
Interest-bearing deposits with other banks	660,576	792,960
Investment securities available-for-sale, at fair value (amortized cost $3,418,334 at September 30, 2024 and $3,382,604 at December 31, 2023)	3,157,265	3,021,126
Investment securities held-to-maturity (fair value $71,126 at September 30, 2024 and $71,688 at December 31, 2023)	77,985	80,321
Other investments	120,318	129,945
Loans held for sale, at fair value	12,685	9,213
Loans and leases
Commercial & industrial	3,678,546	3,501,221
Lease financing	587,415	474,817
Construction real estate	802,264	564,832
Commercial real estate	4,034,820	4,080,939
Residential real estate	1,422,186	1,333,674
Home equity	825,431	758,676
Installment	141,270	159,078
Credit card	61,140	59,939
Total loans and leases	11,553,072	10,933,176
Less: Allowance for credit losses	(158,831)	(141,433)
Net loans and leases	11,394,241	10,791,743
Premises and equipment	196,692	194,740
Operating leases	201,080	153,214
Goodwill	1,007,656	1,005,868
Other intangibles	81,547	83,949
Accrued interest and other assets	1,045,669	1,056,762
Total assets	$18,146,332	$17,532,900

Liabilities
Deposits
Interest-bearing demand	$2,884,971	$2,993,219
Savings	4,710,223	4,331,228
Time	3,244,861	2,718,390
Total interest-bearing deposits	10,840,055	10,042,837
Noninterest-bearing	3,107,699	3,317,960
Total deposits	13,947,754	13,360,797
FHLB short-term borrowings	765,000	800,000
Other short-term borrowings	46,653	137,814
Total short-term borrowings	811,653	937,814
Long-term debt	344,086	344,115
Total borrowed funds	1,155,739	1,281,929
Accrued interest and other liabilities	592,401	622,200
Total liabilities	15,695,894	15,264,926

Shareholders' equity
Common stock - no par value
Authorized - 160,000,000 shares; Issued - 104,281,794 shares at both September 30, 2024 and December 31, 2023	1,639,045	1,638,972
Retained earnings	1,234,375	1,136,718
Accumulated other comprehensive income (loss)	(232,262)	(309,819)
Treasury stock, at cost, 8,795,477 shares at September 30, 2024 and 9,140,550 shares at December 31, 2023	(190,720)	(197,897)
Total shareholders' equity	2,450,438	2,267,974
Total liabilities and shareholders' equity	$18,146,332	$17,532,900
See Notes to Consolidated Financial Statements.

Table of Content
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Interest income
Loans and leases, including fees	$215,433	$192,261	$629,033	$546,354
Investment securities
Taxable	32,367	31,297	90,958	95,226
Tax-exempt	2,616	3,522	8,412	10,499
Total interest on investment securities	34,983	34,819	99,370	105,725
Other earning assets	6,703	5,011	22,121	12,488
Total interest income	257,119	232,091	750,524	664,567
Interest expense
Deposits	86,554	57,069	245,651	132,817
Short-term borrowings	9,932	14,615	32,270	43,101
Long-term borrowings	5,073	4,952	14,992	14,644
Total interest expense	101,559	76,636	292,913	190,562
Net interest income	155,560	155,455	457,611	474,005
Provision for credit losses - loans and leases	9,930	12,907	39,506	34,270
Provision for (recapture of) credit losses - unfunded commitments	694	(1,234)	(1,279)	(1,393)
Net interest income after provision for credit losses	144,936	143,782	419,384	441,128
Noninterest income
Service charges on deposit accounts	7,547	6,957	21,647	20,443
Wealth management fees	6,910	6,943	20,758	19,990
Bankcard income	3,698	3,406	10,740	10,690
Client derivative fees	1,160	1,612	3,173	4,444
Foreign exchange income	12,048	13,384	39,270	45,321
Leasing business income	16,811	14,537	48,228	38,466
Net gain from sales of loans	5,021	4,086	13,284	10,260
Net gain (loss) on investment securities	(17,468)	(58)	(22,719)	(403)
Other	9,974	5,761	19,333	16,218
Total noninterest income	45,701	56,628	153,714	165,429
Noninterest expenses
Salaries and employee benefits	74,813	75,641	224,075	222,094
Net occupancy	5,919	5,809	17,635	17,100
Furniture and equipment	3,617	3,341	10,951	10,020
Data processing	8,857	8,473	26,039	27,364
Marketing	2,255	2,598	6,822	7,560
Communication	851	744	2,462	2,022
Professional services	2,303	2,524	7,456	6,778
State intangible tax	876	981	2,628	2,930
FDIC assessments	3,036	2,665	8,473	8,297
Intangible assets amortization	2,395	2,600	7,092	7,801
Leasing business expense	11,899	8,877	31,781	23,545
Other	8,938	7,791	26,274	23,841
Total noninterest expenses	125,759	122,044	371,688	359,352
Income before income taxes	64,878	78,366	201,410	247,205
Income tax expense (benefit)	12,427	15,305	37,465	48,074
Net income	$52,451	$63,061	$163,945	$199,131
Net earnings per common share - basic	$0.56	$0.67	$1.74	$2.12
Net earnings per common share - diluted	$0.55	$0.66	$1.72	$2.09
Average common shares outstanding - basic	94,473,666	94,030,275	94,377,010	93,896,716
Average common shares outstanding - diluted	95,479,510	95,126,269	95,378,238	95,085,871
See Notes to Consolidated Financial Statements.

Table of Content

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$52,451	$63,061	$163,945	$199,131
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on debt securities arising during the period	87,497	(55,397)	78,312	(49,808)
Change in retirement obligation	376	164	953	411
Unrealized gain (loss) on derivatives	3,116	(1,493)	(1,433)	(1,824)
Unrealized gain (loss) on foreign currency exchange	158	(269)	(275)	(121)
Other comprehensive income (loss)	91,147	(56,995)	77,557	(51,342)
Comprehensive income (loss)	$143,598	$6,066	$241,502	$147,789

See Notes to Consolidated Financial Statements.

Table of Content
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Third quarter
(Dollars in thousands except per share data)
(Unaudited)

	Common Stock		Retained	Accumulated other comprehensive	Treasury stock
	Shares	Amount	Earnings	income (loss)	Shares	Amount	Total
Balance at July 1, 2023	104,281,794	$1,632,659	$1,060,715	$(353,010)	(9,096,311)	$(196,945)	$2,143,419
Net income			63,061				63,061
Other comprehensive income (loss)				(56,995)			(56,995)
Cash dividends declared:
Common stock at $0.23 per share			(21,871)				(21,871)
Restricted stock awards, net of forfeitures		(1,165)			(68,303)	(1,500)	(2,665)
Share-based compensation expense		4,560					4,560
Balance at September 30, 2023	104,281,794	$1,636,054	$1,101,905	$(410,005)	(9,164,614)	$(198,445)	$2,129,509
Balance at July 1, 2024	104,281,794	$1,635,705	$1,204,844	$(323,409)	(8,795,784)	$(190,701)	$2,326,439
Net income			52,451				52,451
Other comprehensive income (loss)				91,147			91,147
Cash dividends declared:
Common stock at $0.24 per share			(22,920)				(22,920)
Restricted stock awards, net of forfeitures		(118)			307	(19)	(137)
Share-based compensation expense		3,458					3,458
Balance at September 30, 2024	104,281,794	$1,639,045	$1,234,375	$(232,262)	(8,795,477)	$(190,720)	$2,450,438

See Notes to Consolidated Financial Statements.

Table of Content
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Year-to-date
(Dollars in thousands except per share data)
(Unaudited)

	Common Stock		Retained	Accumulated other comprehensive	Treasury stock
	Shares	Amount	Earnings	income (loss)	Shares	Amount	Total
Balance at January 1, 2023	104,281,794	$1,634,605	$968,237	$(358,663)	(9,390,695)	$(202,806)	$2,041,373
Net income			199,131				199,131
Other comprehensive income (loss)				(51,342)			(51,342)
Cash dividends declared:
Common stock at $0.69 per share			(65,463)				(65,463)
Exercise of stock options, net of shares purchased		(57)			4,855	105	48
Restricted stock awards, net of forfeitures		(11,845)			221,226	4,256	(7,589)
Share-based compensation expense		13,351					13,351
Balance at September 30, 2023	104,281,794	$1,636,054	$1,101,905	$(410,005)	(9,164,614)	$(198,445)	$2,129,509
Balance at January 1, 2024	104,281,794	$1,638,972	$1,136,718	$(309,819)	(9,140,550)	$(197,897)	$2,267,974
Impact of cumulative effect of adoption of new accounting principles			599				599
Net income			163,945				163,945
Other comprehensive income (loss)				77,557			77,557
Cash dividends declared:
Common stock at $0.70 per share			(66,887)				(66,887)
Restricted stock awards, net of forfeitures		(12,329)			345,073	7,177	(5,152)
Share-based compensation expense		12,402					12,402
Balance at September 30, 2024	104,281,794	$1,639,045	$1,234,375	$(232,262)	(8,795,477)	$(190,720)	$2,450,438

See Notes to Consolidated Financial Statements.

Table of Content
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine months ended
	September 30,
	2024	2023
Operating activities
Net income	$163,945	$199,131
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recapture of) credit losses on loans	38,227	32,877
Depreciation and amortization	22,838	22,667
Stock-based compensation expense	12,402	13,351
Pension expense (income)	4,496	2,634
Net amortization (accretion) on investment securities	3,088	5,565
Net (gain) loss on investment securities	22,719	403
Originations of loans held for sale	(308,217)	(219,708)
Net gains from sales of loans held for sale	(13,284)	(10,260)
Proceeds from sales of loans held for sale	318,030	222,454
Deferred income taxes	8,473	4,522
Amortization of operating leases	6,088	5,736
Payments for operating leases	(6,338)	(5,857)
Decrease (increase) cash surrender value of life insurance	(3,145)	(3,882)
Decrease (increase) in interest receivable	(354)	(7,724)
(Decrease) increase in interest payable	895	39,863
Decrease (increase) in other assets	(24,389)	52,738
(Decrease) increase in other liabilities	(57,376)	16,290
Net cash provided by (used in) operating activities	188,098	370,800

Investing activities
Proceeds from sales of securities available-for-sale	347,403	4,821
Proceeds from calls, paydowns and maturities of securities available-for-sale	348,028	326,181
Purchases of securities available-for-sale	(742,189)	(35,718)
Proceeds from calls, paydowns and maturities of securities held-to-maturity	2,532	2,937
Proceeds from sales of other investment securities	11,559	0
Proceeds from calls, paydowns and maturities of other securities	39,898	13,960
Purchases of other investment securities	(39,337)	(4,521)
Net decrease (increase) in interest-bearing deposits with other banks	132,384	(64,685)
Net decrease (increase) in loans and leases	(548,706)	(367,240)
Proceeds from disposal of other real estate owned	106	252
Purchases of premises and equipment	(14,076)	(18,134)
Net change in operating leases	(47,866)	(45,145)
Net cash (paid for) acquired from acquisitions	(96,887)	(3,535)
Life insurance death benefits	3,294	3,246
Net cash provided by (used in) investing activities	(603,857)	(187,581)

Financing activities
Net (decrease) increase in total deposits	586,957	214,376
Net (decrease) increase in short-term borrowings	(126,161)	(312,968)
Payments on long-term debt	(592)	(6,337)
Cash dividends paid on common stock	(66,886)	(65,504)
Proceeds from exercise of stock options	0	48
Net cash provided by (used in) financing activities	393,318	(170,385)

Cash and due from banks
Change in cash and due from banks	(22,441)	12,834
Cash and due from banks at beginning of period	213,059	207,501
Cash and due from banks at end of period	$190,618	$220,335
	(continued on next page)
See Notes to Consolidated Financial Statements.

Table of Content
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(Unaudited)

	Nine months ended
	September 30,
	2024	2023
Supplemental disclosures
Interest paid	$292,018	$150,699
Income taxes paid, net of refunds	$25,932	$8,392
Investment securities purchased not settled	$23,249	$0

Supplemental schedule for investing activities
Business combinations
Assets acquired, net of purchase consideration	$914	$(3,420)
Liabilities assumed	2,702	941
Goodwill	$1,788	$4,361

See Notes to Consolidated Financial Statements.

Table of Content
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
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

Table of Content
NOTE 3:  INVESTMENTS

For the three months ended September 30, 2024, there were $135.4 million of sales of AFS securities with gross realized gains of $0.7 million and gross realized losses of $1.0 million. For the nine months ended September 30, 2024 there were $347.4 million of sales of AFS securities with $1.1 million gross realized gains and gross realized losses of $6.9 million. Additionally in the nine months ended September 30, 2024, First Financial sold its remaining Class B Visa shares, which resulted in proceeds of $11.6 million, with gross realized gains of $2.2 million, which is included in Net gain (loss) on investment securities on the Consolidated Statements of Income. For the three months ended September 30, 2023 there were $0.1 million of sales of AFS securities with with no gross realized gains or gross realized losses. For the nine months ended September 30, 2023, there were $4.8 million of sales of AFS securities with no gross realized gains and gross realized losses of $0.4 million.

The Company recognized impairment losses of $9.7 million on available-for-sale securities during the three and nine months ended September 30, 2024, respectively. The losses were included in Net gain (loss) on investment securities in the Consolidated Statements of Income. The losses related to two AFS securities in unrealized loss positions due to credit deterioration where the Company had determined that it no longer intended to hold the securities until the recovery of their amortized cost bases.

The following is a summary of HTM and AFS investment securities as of September 30, 2024:

	Held-to-maturity				Available-for-sale
(Dollars in thousands)	Amortized cost	Unrecognized gain	Unrecognized loss	Fair value	Amortized cost	Unrealized gain	Unrealized loss	Fair value
U.S. Treasuries	$0	$0	$0	$0	$100	$0	$(7)	$93
Securities of U.S. government agencies and corporations	0	0	0	0	82,861	0	(8,952)	73,909
Mortgage-backed securities - residential	0	0	0	0	978,973	8,430	(73,462)	913,941
Mortgage-backed securities - commercial	31,242	0	(3,778)	27,464	415,811	384	(23,626)	392,569
Collateralized mortgage obligations	7,231	0	(539)	6,692	605,547	3,272	(44,485)	564,334
Obligations of state and other political subdivisions	8,262	110	(237)	8,135	640,066	593	(98,608)	542,051
Asset-backed securities	0	0	0	0	557,239	1,733	(19,253)	539,719
Other securities	31,250	0	(2,415)	28,835	137,737	113	(7,201)	130,649
Total	$77,985	$110	$(6,969)	$71,126	$3,418,334	$14,525	$(275,594)	$3,157,265

The following is a summary of HTM and AFS investment securities as of December 31, 2023:

	Held-to-maturity				Available-for-sale
(Dollars in thousands)	Amortized cost	Unrecognized gain	Unrecognized loss	Fair value	Amortized cost	Unrealized gain	Unrealized loss	Fair value
U.S. Treasuries	$0	$0	$0	$0	$34,904	$0	$(3,661)	$31,243
Securities of U.S. government agencies and corporations	0	0	0	0	81,790	0	(12,010)	69,780
Mortgage-backed securities - residential	0	0	0	0	744,546	2,034	(85,532)	661,048
Mortgage-backed securities - commercial	32,926	0	(4,628)	28,298	543,134	7	(35,911)	507,230
Collateralized mortgage obligations	7,970	0	(539)	7,431	478,744	181	(60,277)	418,648
Obligations of state and other political subdivisions	8,175	130	(215)	8,090	765,223	1,614	(114,320)	652,517
Asset-backed securities	0	0	0	0	600,055	6	(39,813)	560,248
Other securities	31,250	0	(3,381)	27,869	134,208	0	(13,796)	120,412
Total	$80,321	$130	$(8,763)	$71,688	$3,382,604	$3,842	$(365,320)	$3,021,126

Table of Content
The following table provides a summary of investment securities by contractual maturity as of September 30, 2024, except for residential and commercial mortgage-backed securities, collateralized mortgage obligations and asset-backed securities, which are shown as single totals due to the unpredictability of the timing in principal repayments.

	Held-to-maturity		Available-for-sale
(Dollars in thousands)	Amortized cost	Fair value	Amortized cost	Fair value
By Contractual Maturity:
Due in one year or less	$0	$0	$6,860	$6,878
Due after one year through five years	5,137	5,233	110,769	103,568
Due after five years through ten years	32,760	30,353	238,451	209,263
Due after ten years	1,615	1,384	504,684	426,993
Mortgage-backed securities - residential	0	0	978,973	913,941
Mortgage-backed securities - commercial	31,242	27,464	415,811	392,569
Collateralized mortgage obligations	7,231	6,692	605,547	564,334
Asset-backed securities	0	0	557,239	539,719
Total	$77,985	$71,126	$3,418,334	$3,157,265

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

Other than the two previously mentioned securities on which the Company recorded impairment losses, First Financial does not intend to sell, and it is not more likely than not that the Company will be required to sell, debt securities prior to maturity or recovery of the recorded value. Additionally, based on the Company's credit assessment of AFS securities in an unrealized loss position, the Company recorded no reserves for the periods ended September 30, 2024 or December 31, 2023.

As of September 30, 2024, the Company's investment securities portfolio consisted of 777 securities, of which 589 were in an unrealized loss position. As of December 31, 2023, the Company's investment securities portfolio consisted of 1,018 securities, of which 783 were in an unrealized loss position.

The majority of First Financial’s HTM debt securities are issued by U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. The remainder of the Company's HTM securities are non-agency collateralized mortgage obligations and obligations of state and other political subdivisions which currently carry ratings no lower than A+. There were no HTM securities on nonaccrual status or past due at September 30, 2024 or December 31, 2023.

Management measures expected credit losses on HTM debt securities on a collective basis by security type. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The Company did not record an ACL for these securities as of September 30, 2024 or December 31, 2023.

Table of Content
The following tables provide the fair value and gross unrealized losses of AFS investment securities in an unrealized loss position for which an ACL has not been recorded, aggregated by investment category and the length of time the individual securities have been in a continuous loss position:

	September 30, 2024
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. Treasuries	$0	$0	$93	$(7)	$93	$(7)
Securities of U.S. Government agencies and corporations	0	0	73,909	(8,952)	73,909	(8,952)
Mortgage-backed securities - residential	32,903	(63)	538,029	(73,399)	570,932	(73,462)
Mortgage-backed securities - commercial	23,191	(554)	324,377	(23,072)	347,568	(23,626)
Collateralized mortgage obligations	56,534	(353)	311,939	(44,132)	368,473	(44,485)
Obligations of state and other political subdivisions	0	0	496,345	(98,608)	496,345	(98,608)
Asset-backed securities	14,400	(81)	204,634	(19,172)	219,034	(19,253)
Other securities	0	0	114,535	(7,201)	114,535	(7,201)
Total	$127,028	$(1,051)	$2,063,861	$(274,543)	$2,190,889	$(275,594)

	December 31, 2023
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. Treasuries	$0	$0	$31,243	$(3,661)	$31,243	$(3,661)
Securities of U.S. Government agencies and corporations	0	0	69,780	(12,010)	69,780	(12,010)
Mortgage-backed securities - residential	31,892	(483)	538,863	(85,049)	570,755	(85,532)
Mortgage-backed securities - commercial	1,772	(11)	495,451	(35,900)	497,223	(35,911)
Collateralized mortgage obligations	10,699	(157)	393,884	(60,120)	404,583	(60,277)
Obligations of state and other political subdivisions	15,155	(132)	562,740	(114,188)	577,895	(114,320)
Asset-backed securities	6,853	(15)	542,029	(39,798)	548,882	(39,813)
Other securities	14,605	(396)	105,807	(13,400)	120,412	(13,796)
Total	$80,976	$(1,194)	$2,739,797	$(364,126)	$2,820,773	$(365,320)

Table of Content
The following tables provide the fair value and gross unrecognized losses of HTM investment securities in an unrecognized loss position for which an ACL has not been recorded, aggregated by investment category and the length of time the individual securities have been in a continuous loss position:

	September 30, 2024
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrecognized loss	Fair value	Unrecognized loss	Fair value	Unrecognized loss
U.S. Treasuries	$0	$0	$0	$0	$0	$0
Securities of U.S. Government agencies and corporations	0	0	0	0	0	0
Mortgage-backed securities - residential	0	0	0	0	0	0
Mortgage-backed securities - commercial	0	0	27,464	(3,778)	27,464	(3,778)
Collateralized mortgage obligations	0	0	6,692	(539)	6,692	(539)
Obligations of state and other political subdivisions	1,025	(6)	1,384	(231)	2,409	(237)
Asset-backed securities	0	0	0	0	0	0
Other securities	0	0	28,835	(2,415)	28,835	(2,415)
Total	$1,025	$(6)	$64,375	$(6,963)	$65,400	$(6,969)

	December 31, 2023
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrecognized loss	Fair value	Unrecognized loss	Fair value	Unrecognized loss
U.S. Treasuries	$0	$0	$0	$0	$0	$0
Securities of U.S. Government agencies and corporations	0	0	0	0	0	0
Mortgage-backed securities - residential	0	0	0	0	0	0
Mortgage-backed securities - commercial	0	0	28,298	(4,628)	28,298	(4,628)
Collateralized mortgage obligations	0	0	7,431	(539)	7,431	(539)
Obligations of state and other political subdivisions	1,128	(3)	1,488	(212)	2,616	(215)
Asset-backed securities	0	0	0	0	0	0
Other securities	0	0	27,869	(3,381)	27,869	(3,381)
Total	$1,128	$(3)	$65,086	$(8,760)	$66,214	$(8,763)

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

Table of Content
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

The following table sets forth the Company's loan portfolio at September 30, 2024 by risk attribute and origination date as well as current period gross chargeoffs:

(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Term Total	Revolving	Total
Commercial & industrial
Pass	$565,576	$749,619	$618,995	$322,452	$190,698	$264,131	$2,711,471	$841,607	$3,553,078
Special mention	4,975	2,713	2,492	210	1,081	14,116	25,587	13,189	38,776
Substandard	6,269	3,678	21,260	9,424	2,563	6,327	49,521	37,171	86,692
Total	$576,820	$756,010	$642,747	$332,086	$194,342	$284,574	$2,786,579	$891,967	$3,678,546
YTD Gross chargeoffs	$239	$996	$1,565	$4,058	$131	$3,326	$10,315	$0	$10,315
Lease financing
Pass	$154,598	$297,383	$83,103	$12,910	$6,291	$1,959	$556,244	$0	$556,244
Special mention	49	3,746	11,035	588	513	0	15,931	0	15,931
Substandard	0	7,439	5,019	155	8	2,619	15,240	0	15,240
Total	$154,647	$308,568	$99,157	$13,653	$6,812	$4,578	$587,415	$0	$587,415
YTD Gross chargeoffs	$0	$132	$396	$33	$0	$0	$561	$0	$561
Construction real estate
Pass	$39,811	$282,001	$321,352	$99,373	$1,365	$5,935	$749,837	$0	$749,837
Special mention	0	0	12,020	0	16,541	10,247	38,808	0	38,808
Substandard	3,119	0	0	10,500	0	0	13,619	0	13,619
Total	$42,930	$282,001	$333,372	$109,873	$17,906	$16,182	$802,264	$0	$802,264
YTD Gross chargeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial real estate - investor
Pass	$328,726	$413,495	$537,659	$375,416	$235,019	$1,020,394	$2,910,709	$40,589	$2,951,298
Special mention	0	15,098	0	8,887	107	25,125	49,217	0	49,217
Substandard	0	0	10,600	0	5,075	30,869	46,544	0	46,544
Doubtful	0	0	0	0	0	0	0	0	0

Table of Content

(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Term Total	Revolving	Total
Total	$328,726	$428,593	$548,259	$384,303	$240,201	$1,076,388	$3,006,470	$40,589	$3,047,059
YTD Gross chargeoffs	$0	$0	$0	$0	$788	$4,786	$5,574	$0	$5,574
Commercial real estate - owner
Pass	$175,634	$129,987	$164,655	$108,896	$131,245	$229,396	$939,813	$15,044	$954,857
Special mention	0	3,604	921	1,407	509	2,319	8,760	0	8,760
Substandard	0	0	723	9,715	1,913	11,793	24,144	0	24,144
Total	$175,634	$133,591	$166,299	$120,018	$133,667	$243,508	$972,717	$15,044	$987,761
YTD Gross chargeoffs	$0	$0	$0	$0	$0	$8	$8	$0	$8
Residential real estate
Performing	$138,710	$233,573	$338,573	$242,157	$174,781	$276,090	$1,403,884	$0	$1,403,884
Nonperforming	0	263	916	3,610	3,864	9,649	18,302	0	18,302
Total	$138,710	$233,836	$339,489	$245,767	$178,645	$285,739	$1,422,186	$0	$1,422,186
YTD Gross chargeoffs	$0	$0	$25	$16	$0	$90	$131	$0	$131
Home equity
Performing	$23,480	$25,141	$21,128	$25,694	$29,549	$25,720	$150,712	$668,445	$819,157
Nonperforming	0	97	114	306	151	272	940	5,334	6,274
Total	$23,480	$25,238	$21,242	$26,000	$29,700	$25,992	$151,652	$673,779	$825,431
YTD Gross chargeoffs	$37	$37	$0	$3	$5	$155	$237	$0	$237
Installment
Performing	$10,149	$11,175	$26,059	$13,682	$2,366	$4,041	$67,472	$71,695	$139,167
Nonperforming	208	25	753	503	37	26	1,552	551	2,103
Total	$10,357	$11,200	$26,812	$14,185	$2,403	$4,067	$69,024	$72,246	$141,270
YTD Gross chargeoffs	$189	$855	$3,283	$1,358	$53	$42	$5,780	$0	$5,780
Credit cards
Performing	$0	$0	$0	$0	$0	$0	$0	$60,947	$60,947
Nonperforming	0	0	0	0	0	0	0	193	193
Total	$0	$0	$0	$0	$0	$0	$0	$61,140	$61,140
YTD Gross chargeoffs	$0	$0	$0	$0	$0	$0	$0	$2,094	$2,094
Total Loans	$1,451,304	$2,179,037	$2,177,377	$1,245,885	$803,676	$1,941,028	$9,798,307	$1,754,765	$11,553,072
Total YTD Gross Chargeoffs	$465	$2,020	$5,269	$5,468	$977	$8,407	$22,606	$2,094	$24,700

Table of Content
The following table sets forth the Company's loan portfolio at December 31, 2023 by risk attribute and origination date:

(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Term Total	Revolving	Total
Commercial & industrial
Pass	$848,448	$736,213	$414,460	$265,143	$113,296	$226,970	$2,604,530	$774,080	$3,378,610
Special mention	0	13,373	4,970	882	19,560	1,328	40,113	8,882	48,995
Substandard	3,133	21,505	11,483	1,205	1,023	9,990	48,339	25,277	73,616
Total	$851,581	$771,091	$430,913	$267,230	$133,879	$238,288	$2,692,982	$808,239	$3,501,221
YTD Gross chargeoffs	$10	$2,978	$7,267	$7,055	$936	$929	$19,175	$0	$19,175
Lease financing
Pass	$261,064	$186,997	$6,404	$1,189	$2,222	$523	$458,399	$0	$458,399
Special mention	4,761	8,047	0	0	0	0	12,808	0	12,808
Substandard	1,407	1,961	97	0	145	0	3,610	0	3,610
Total	$267,232	$197,005	$6,501	$1,189	$2,367	$523	$474,817	$0	$474,817
YTD Gross chargeoffs	$0	$0	$4,423	$0	$0	$0	$4,423	$0	$4,423
Construction real estate
Pass	$170,259	$208,446	$108,886	$27,686	$7,784	$6,165	$529,226	$19,275	$548,501
Special mention	0	0	0	16,331	0	0	16,331	0	16,331
Substandard	0	0	0	0	0	0	0	0	0
Total	$170,259	$208,446	$108,886	$44,017	$7,784	$6,165	$545,557	$19,275	$564,832
YTD Gross chargeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial real estate - investor
Pass	$468,579	$595,423	$473,325	$261,794	$554,893	$636,598	$2,990,612	$39,668	$3,030,280
Special mention	7,894	9,345	12,134	110	32,756	14,204	76,443	0	76,443
Substandard	0	0	0	6,238	0	25,668	31,906	0	31,906
Total	$476,473	$604,768	$485,459	$268,142	$587,649	$676,470	$3,098,961	$39,668	$3,138,629
YTD Gross chargeoffs	$0	$0	$859	$2,030	$0	$3,119	$6,008	$0	$6,008
Commercial real estate - owner
Pass	$138,932	$175,336	$130,240	$138,919	$86,182	$215,458	$885,067	$22,639	$907,706
Special mention	396	45	179	2,403	462	19,807	23,292	0	23,292
Substandard	0	0	3,919	835	1,324	5,234	11,312	0	11,312
Doubtful	0	0	0	0	0	0	0	0	0
Total	$139,328	$175,381	$134,338	$142,157	$87,968	$240,499	$919,671	$22,639	$942,310
YTD Gross chargeoffs	$0	$0	$0	$2,643	$1	$71	$2,715	$0	$2,715
Residential real estate
Performing	$325,304	$234,583	$255,964	$188,212	$101,663	$210,583	$1,316,309	$0	$1,316,309
Nonperforming	243	917	2,584	3,496	2,160	7,965	17,365	0	17,365
Total	$325,547	$235,500	$258,548	$191,708	$103,823	$218,548	$1,333,674	$0	$1,333,674
YTD Gross chargeoffs	$0	$0	$8	$1	$27	$3	$39	$0	$39
Home equity
Performing	$28,979	$23,175	$29,084	$32,917	$9,883	$22,419	$146,457	$606,183	$752,640
Nonperforming	20	69	258	162	138	317	964	5,072	6,036
Total	$28,999	$23,244	$29,342	$33,079	$10,021	$22,736	$147,421	$611,255	$758,676
YTD Gross chargeoffs	$0	$0	$7	$0	$174	$159	$340	$0	$340
Installment
Performing	$16,026	$39,212	$22,961	$3,923	$1,691	$3,768	$87,581	$68,673	$156,254
Nonperforming	196	1,142	742	12	12	30	2,134	690	2,824
Total	$16,222	$40,354	$23,703	$3,935	$1,703	$3,798	$89,715	$69,363	$159,078
YTD Gross chargeoffs	$168	$3,189	$2,903	$154	$5	$23	$6,442	$0	$6,442
Credit cards

Table of Content

(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Term Total	Revolving	Total
Performing	$0	$0	$0	$0	$0	$0	$0	$59,438	$59,438
Nonperforming	0	0	0	0	0	0	0	501	501
Total	$0	$0	$0	$0	$0	$0	$0	$59,939	$59,939
YTD Gross chargeoffs	$0	$0	$0	$0	$0	$0	$0	$1,173	$1,173
Total Loans	$2,275,641	$2,255,789	$1,477,690	$951,457	$935,194	$1,407,027	$9,302,798	$1,630,378	$10,933,176
Total YTD Gross Chargeoffs	$178	$6,167	$15,467	$11,883	$1,143	$4,304	$39,142	$1,173	$40,315

Delinquency. Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the date of the scheduled payment.

Loan delinquency, including loans classified as nonaccrual, was as follows:

	As of September 30, 2024
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 89 days past due	Total past due	Current	Total	> 89 days past due and still accruing
Loans
Commercial & industrial	$2,799	$1,431	$5,452	$9,682	$3,668,864	$3,678,546	$4
Lease financing	2,641	903	6,723	10,267	577,148	587,415	266
Construction real estate	0	0	0	0	802,264	802,264	0
Commercial real estate-investor	27	0	17,464	17,491	3,029,568	3,047,059	0
Commercial real estate-owner	91	861	5,421	6,373	981,388	987,761	0
Residential real estate	5,759	225	5,310	11,294	1,410,892	1,422,186	0
Home equity	1,408	1,229	2,014	4,651	820,780	825,431	0
Installment	848	574	556	1,978	139,292	141,270	0
Credit card	356	205	193	754	60,386	61,140	193
Total	$13,929	$5,428	$43,133	$62,490	$11,490,582	$11,553,072	$463

	As of December 31, 2023
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 89 days past due	Total past due	Current	Total	> 89 days past due and still accruing
Loans
Commercial & industrial	$1,717	$733	$4,822	$7,272	$3,493,949	$3,501,221	$376
Lease financing	790	1,028	4,224	6,042	468,775	474,817	1,151
Construction real estate	0	0	0	0	564,832	564,832	0
Commercial real estate-investor	19	16,455	6,238	22,712	3,115,917	3,138,629	0
Commercial real estate-owner	269	205	5,290	5,764	936,546	942,310	0
Residential real estate	4,786	1,929	3,744	10,459	1,323,215	1,333,674	0
Home equity	1,998	1,082	1,919	4,999	753,677	758,676	0
Installment	1,157	864	669	2,690	156,388	159,078	0
Credit card	320	211	501	1,032	58,907	59,939	501
Total	$11,056	$22,507	$27,407	$60,970	$10,872,206	$10,933,176	$2,028

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

Table of Content

The following tables provide the amortized cost basis, as of the period end date, of FDMs that were granted modifications during the three months ended September 30, 2024 and 2023:

	Three months ended September 30, 2024
(Dollars in thousands)	Principal forgiveness	Payment delay	Term extension	Interest rate reduction	Combination: Term extension and interest rate reduction	Total	Percent of total class of loans
Commercial & industrial	$0	$0	$0	$0	$0	$0	0.00%
Construction real estate	0	0	10,500	0	0	10,500	1.31%
Residential real estate	0	921	4	0	0	925	0.07%
Home equity	0	48	0	0	0	48	0.01%
Total	$0	$969	$10,504	$0	$0	$11,473	0.10%

	Three months ended September 30, 2023
(Dollars in thousands)	Principal forgiveness	Payment delay	Term extension	Interest rate reduction	Combination: Term extension and interest rate reduction	Total	Percent of total class of loans
Commercial & industrial	$0	$2,834	$0	$0	$0	$2,834	0.08%
Residential real estate	0	756	0	0	0	756	0.06%
Home equity	0	0	0	0	0	0	0.00%
Total	$0	$3,590	$0	$0	$0	$3,590	0.03%

The following tables provide the amortized cost basis, as of the period end date, of FDMs that were granted modifications during the nine months ended September 30, 2024 and 2023:

	Nine months ended September 30, 2024
(Dollars in thousands)	Principal forgiveness	Payment delay	Term extension	Interest rate reduction	Combination: Term extension and interest rate reduction	Total	Percent of total class of loans
Commercial & industrial	$0	$383	$15,860	$0	$0	$16,243	0.44%
Construction real estate	0	0	10,500	0	0	10,500	1.31%
Residential real estate	0	1,955	4	0	0	1,959	0.14%
Home equity	0	285	0	0	0	285	0.03%
Total	$0	$2,623	$26,364	$0	$0	$28,987	0.25%

	Nine months ended September 30, 2023
(Dollars in thousands)	Principal forgiveness	Payment delay	Term extension	Interest rate reduction	Combination: Term extension and interest rate reduction	Total	Percent of total class of loans
Commercial & industrial	$0	$2,834	$3,561	$0	$0	$6,395	0.19%
Residential real estate	0	1,772	99	0	57	1,928	0.15%
Home equity	0	168	0	0	15	183	0.02%
Total	$0	$4,774	$3,660	$0	$72	$8,506	0.08%

Table of Content
The following table provides the financial effect of FDMs granted during the three months ended September 30, 2024 and 2023:

	Three months ended September 30, 2024
(Dollars in thousands)	Principal forgiveness	Weighted average interest rate reduction	Weighted average term extension
Commercial & industrial	$0	0.00%	N/A
Construction real estate	0	0.00%	0.3 years
Residential real estate	0	0.00%	3.0 years
Home equity	0	0.00%	N/A
Total	$0	0.00%	0.3 years

	Three months ended September 30, 2023
(Dollars in thousands)	Principal forgiveness	Weighted average interest rate reduction	Weighted average term extension
Commercial & industrial	$0	0.00%	N/A
Residential real estate	0	0.00%	N/A
Home equity	0	0.00%	N/A
Total	$0	0.00%	N/A

The following table provides the financial effect of FDMs granted during the nine months ended September 30, 2024 and 2023:

	Nine months ended September 30, 2024
(Dollars in thousands)	Principal forgiveness	Weighted average interest rate reduction	Weighted average term extension
Commercial & industrial	$0	0.00%	0.4 years
Construction real estate	0	0.00%	0.3 years
Residential real estate	0	0.00%	3.0 years
Home equity	0	0.00%	N/A
Total	$0	0.00%	0.4 years

	Nine months ended September 30, 2023
(Dollars in thousands)	Principal forgiveness	Weighted average interest rate reduction	Weighted average term extension
Commercial & industrial	$0	0.00%	0.2 years
Residential real estate	0	2.00%	11.4 years
Home equity	0	0.31%	22.6 years
Total	$0	1.65%	0.8 years

The Company has committed to lend no additional amounts to the borrowers who have been classified as FDM as of either September 30, 2024 or September 30, 2023. Additionally, there was one FDM with a balance of $0.1 million that defaulted during the three months ended September 30, 2024 and six FDMs totaling $0.5 million that defaulted during the nine months ended September 30, 2024 and were classified as FDMs during the twelve months preceding the default date. There were four FDMs with a balance of $0.4 million that defaulted during the three months ended September 30, 2023 and five FDMs with a balance of $0.6 million that defaulted during the nine months ended September 30, 2023 and were classified as FDMs during the twelve months preceding the default date.

Table of Content
The Company closely monitors the performance of FDMs to understand the effectiveness of its modification efforts. The following table provides the performance of loans, as of the period end date, of FDMs granted during the twelve months preceding September 30, 2024.

	Twelve months ended September 30, 2024
(Dollars in thousands)	Current	30 – 59 days past due	60 – 89 days past due	> 89 days past due	Total
Commercial & industrial	$16,184	$0	$0	$0	$16,184
Construction real estate	10,500	0	0	0	10,500
Residential real estate	1,949	86	75	125	2,235
Home equity	299	0	0	0	299
Total	$28,932	$86	$75	$125	$29,218

The following table presents the performance as of September 30, 2023 for FDMs granted since the January 1, 2023 adoption date.

	Nine months ended September 30, 2023
(Dollars in thousands)	Current	30 – 59 days past due	60 – 89 days past due	> 89 days past due	Total
Commercial & industrial	$6,395	$0	$0	$0	$6,395
Residential real estate	1,334	538	0	57	1,929
Home equity	182	0	0	0	182
Total	$7,911	$538	$0	$57	$8,506

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

The following table provides information on nonaccrual loans and leases:

	September 30, 2024			December 31, 2023
(Dollars in thousands)	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual
Nonaccrual loans
Commercial & industrial	$3,732	$6,971	$10,703	$3,329	$12,417	$15,746
Lease financing	10,666	966	11,632	1,505	2,105	3,610
Construction real estate	0	0	0	0	0	0
Commercial real estate	12,253	11,355	23,608	16,356	11,628	27,984
Residential real estate	0	14,596	14,596	0	14,067	14,067
Home equity	0	4,074	4,074	0	3,476	3,476
Installment	0	826	826	0	870	870
Total nonaccrual loans	$26,651	$38,788	$65,439	$21,190	$44,563	$65,753

Table of Content

First Financial recognized interest income on nonaccrual loans and leases of $0.2 million for the three months ended September 30, 2024 and $0.7 million for the three months ended September 30, 2023, and $0.8 million for the nine months ended September 30, 2024 and $1.3 million for the nine months ended September 30, 2023.

A loan is considered to be collateral dependent when the borrower is experiencing financial difficulty and the repayment is expected to be provided substantially through the operation or sale of collateral. The following table presents the amortized cost basis of collateral dependent loans by class of loan.

	September 30, 2024
	Type of Collateral
(Dollar in thousands)	Business assets	Commercial real estate	Equipment	Land	Residential real estate	Other	Total
Class of loan
Commercial & industrial	$6,196	$0	$2,353	$0	$0	$2,154	$10,703
Lease financing	0	0	11,632	0	0	0	11,632
Commercial real estate-investor	0	17,464	0	0	0	0	17,464
Commercial real estate-owner	0	4,250	1,894	0	0	0	6,144
Residential real estate	0	0	0	0	14,596	0	14,596
Home equity	0	0	0	0	4,074	0	4,074
Installment	0	0	0	0	0	826	826
Total	$6,196	$21,714	$15,879	$0	$18,670	$2,980	$65,439

	December 31, 2023
	Type of Collateral
(Dollar in thousands)	Business assets	Commercial real estate	Equipment	Land	Residential real estate	Other	Total
Class of loan
Commercial & industrial	$10,952	$0	$3,869	$0	$0	$925	$15,746
Lease financing	0	0	3,610	0	0	0	3,610
Commercial real estate-investor	0	22,694	0	0	0	0	22,694
Commercial real estate-owner	0	3,397	1,893	0	0	0	5,290
Residential real estate	0	0	0	0	14,067	0	14,067
Home equity	0	0	0	0	3,476	0	3,476
Installment	0	0	0	0	0	870	870
Total	$10,952	$26,091	$9,372	$0	$17,543	$1,795	$65,753

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

Table of Content
The components of the Company's net investments in direct financing and sales-type leases, which are included in Lease financing on the Consolidated Balance Sheets are as follows:

(Dollar in thousands)	September 30, 2024	December 31, 2023
Direct financing leases
Lease receivables	$13,545	$16,272
Unguaranteed residual values	10,073	11,402
Sales-type leases
Lease receivables	558,144	444,144
Unguaranteed residual values	5,653	2,999
Total net investment in direct financing and sales-type leases	$587,415	$474,817

Interest income for direct financing and sales-type leases was $9.3 million and $6.8 million for the three months ended September 30, 2024 and September 30, 2023, respectively. Interest income for direct financing and sales-type leases was $26.6 million and $17.9 million for the nine months ended September 30, 2024 and September 30, 2023, respectively.

The remaining maturities of lease receivables were as follows:

(Dollars in thousands)	Direct financing and Sales-type
Remainder of 2024	$47,499
2025	182,346
2026	159,623
2027	129,063
2028	75,447
Thereafter	60,663
Total lease payments	654,641
Less: unearned interest income	(82,952)
Net lease receivables	$571,689

Table of Content
OREO. OREO consists of properties acquired by the Company primarily through the loan foreclosure or repossession process, that results in partial or total satisfaction of problem loans.

Changes in OREO were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2024	2023	2024	2023
Balance at beginning of period	$30	$281	$106	$191
Additions
Commercial real estate	0	0	0	0
Residential real estate	0	68	55	387
Total additions	0	68	55	387
Disposals
Commercial real estate	0	0	0	0
Residential real estate	0	(167)	(106)	(252)
Total disposals	0	(167)	(106)	(252)
Valuation adjustment
Commercial real estate	0	0	0	0
Residential real estate	0	(40)	(25)	(184)
Total valuation adjustment	0	(40)	(25)	(184)
Balance at end of period	$30	$142	$30	$142
NOTE 5:  ALLOWANCE FOR CREDIT LOSSES

Allowance for credit losses - loans and leases. The ACL is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. The ACL is increased by provision expense and decreased by charge-offs, net of recoveries of amounts previously charged-off. First Financial's policy is to charge-off all or a portion of a loan when, in management's opinion, it is unlikely to collect the principal amount owed in full either through payments from the borrower or a guarantor or from the liquidation of collateral. Similarly, upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. Cumulative recovery payments credited to the ACL for any loan do not exceed the amount charged-off. Accrued interest receivable on loans and leases, which totaled $58.0 million and $56.9 million as of September 30, 2024 and December 31, 2023, respectively, is excluded from the estimate of credit losses.

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

The ACL is measured on a collective (pool) basis when similar risk characteristics exist. The Company has identified the following portfolio segments and measures the ACL using the following methods:

Commercial and industrial – C&I loans include revolving lines of credit and term loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases, leasehold improvements or other projects. C&I loans are generally underwritten individually and secured with the assets of the Company and/or the personal guarantee of the business owners. C&I loans also include ABL, equipment and leasehold improvement financing for franchisees in the quick service and casual dining restaurant sector, insurance premium financing and commission-based loans to insurance agents and brokers. ABL transactions typically involve larger commercial clients and are secured by specific assets, such as inventory, accounts receivable, machinery and equipment. In the franchise lending space, First Financial focuses on a limited number of restaurant concepts that have sound economics, low closure rates and strong brand awareness within specified local, regional or national markets. Within the insurance lending platform, First Financial serves insurance agents and brokers that are looking to maximize their book-of-business value and grow their agency business as well as commercial customers financing their

Table of Content
insurance premiums. Expected default activity in the C&I portfolio is based on forecasted manufacturing overtime hours and business bankruptcies. Changes in forecasted expectations for these economic variables could result in volatility in the Company’s ACL in future periods.

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

First Financial's ACL is influenced by loan volumes, risk rating migration or delinquency status, and other conditions impacting loss expectations, such as reasonable and supportable forecasts of economic conditions. The ACL as of September 30, 2024 increased from year end primarily due to loan growth and credit migration during the year.

Changes in the allowance by loan category were as follows:

	Three months ended September 30, 2024
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction real estate	Commercial real estate	Residential real estate	Home Equity	Installment	Credit card	Total
Allowance for credit losses:
Balance at beginning of period	$49,312	$13,919	$19,678	$34,022	$18,415	$13,890	$4,928	$2,021	$156,185
Provision for credit losses	5,698	1,502	1	770	163	618	637	541	9,930
Gross charge-offs	(5,471)	(368)	0	(261)	(60)	(90)	(1,510)	(768)	(8,528)
Recoveries	434	11	0	25	22	240	421	91	1,244
Total net charge-offs	(5,037)	(357)	0	(236)	(38)	150	(1,089)	(677)	(7,284)
Ending allowance for credit losses	$49,973	$15,064	$19,679	$34,556	$18,540	$14,658	$4,476	$1,885	$158,831

	Three months ended September 30, 2023
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction real estate	Commercial real estate	Residential real estate	Home Equity	Installment	Credit card	Total
Allowance for credit losses:
Balance at beginning of period	$42,627	$8,069	$11,778	$44,451	$19,405	$15,067	$4,466	$2,783	$148,646
Provision for credit losses	(584)	2,918	(821)	7,088	1,969	1,138	1,303	(104)	12,907
Loans charged off	(9,207)	(76)	0	(6,008)	(10)	(54)	(1,349)	(319)	(17,023)
Recoveries	335	1	0	39	44	125	87	40	671
Total net charge-offs	(8,872)	(75)	0	(5,969)	34	71	(1,262)	(279)	(16,352)
Ending allowance for credit losses	$33,171	$10,912	$10,957	$45,570	$21,408	$16,276	$4,507	$2,400	$145,201

Table of Content

	Nine months ended September 30, 2024
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction real estate	Commercial real estate	Residential real estate	Home equity	Installment	Credit card	Total
Allowance for credit losses:
Beginning balance	$44,319	$12,365	$11,003	$34,903	$18,088	$13,322	$4,888	$2,545	$141,433
Provision for credit losses	15,137	3,189	8,676	5,035	500	1,135	4,583	1,251	39,506
Loans charged off	(10,315)	(561)	0	(5,582)	(131)	(237)	(5,780)	(2,094)	(24,700)
Recoveries	832	71	0	200	83	438	785	183	2,592
Total net charge-offs	(9,483)	(490)	0	(5,382)	(48)	201	(4,995)	(1,911)	(22,108)
Ending allowance for credit losses	$49,973	$15,064	$19,679	$34,556	$18,540	$14,658	$4,476	$1,885	$158,831

	Nine months ended September 30, 2023
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction real estate	Commercial real estate	Residential real estate	Home equity	Installment	Credit card	Total
Allowance for credit losses:
Beginning balance	$42,313	$3,571	$13,527	$41,106	$12,684	$12,447	$4,945	$2,384	$132,977
Provision for credit losses	2,092	7,517	(2,570)	10,756	8,531	3,558	3,719	667	34,270
Loans charged off	(12,309)	(179)	0	(8,722)	(30)	(166)	(4,388)	(810)	(26,604)
Recoveries	1,075	3	0	2,430	223	437	231	159	4,558
Total net charge-offs	(11,234)	(176)	0	(6,292)	193	271	(4,157)	(651)	(22,046)
Ending allowance for credit losses	$33,171	$10,912	$10,957	$45,570	$21,408	$16,276	$4,507	$2,400	$145,201

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

The ACL on unfunded commitments was $17.1 million as of September 30, 2024 and $18.4 million as of December 31, 2023. Additionally, First Financial recorded provision expense related to the allowance on unfunded commitments of $0.7 million for the three months ended September 30, 2024 and a provision recapture related to the allowance on unfunded commitments of $1.3 million for the nine months ended September 30, 2024. For the three and nine months ended September 30, 2023, First Financial recorded a provision recapture related to the allowance on unfunded commitments of $1.2 million and $1.4 million, respectively.

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

Substantially all of the company's lessee contracts are classified as operating leases. Under Topic 842, operating lease agreements are required to be recognized on the Consolidated Balance Sheets as an ROU asset and a corresponding lease liability. The Company's right to use an asset over the life of a lease is recorded as a ROU asset in Accrued interest and other assets on the Consolidated Balance Sheets and was $51.5 million and $54.2 million at September 30, 2024 and December 31, 2023, respectively. Certain adjustments to the ROU asset may be required for items such as initial direct costs paid or incentives received. First Financial recorded a $61.5 million and $64.5 million lease liability in Accrued interest and other liabilities on the Consolidated Balance Sheets at September 30, 2024 and December 31, 2023, respectively.

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

Table of Content
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

The components of lease expense were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2024	2023	2024	2023
Operating lease cost	$2,010	$1,945	$6,088	$5,736
Variable lease cost	419	787	1,956	2,301
Total operating lease cost	$2,429	$2,732	$8,044	$8,037

Future minimum commitments due under these lease agreements as of September 30, 2024 are as follows:

(Dollars in thousands)	Operating leases
2024 (remaining three months)	$2,066
2025	8,133
2026	7,846
2027	7,514
2028	7,482
Thereafter	43,916
Total lease payments	76,957
Less imputed interest	(15,429)
Total	$61,528

The weighted average remaining lease term and discount rate for the Company's operating leases were as follows:

	September 30, 2024	December 31, 2023
Operating leases
Weighted-average remaining lease term	11.8 years	12.3 years
Weighted-average discount rate	3.47%	3.43%

Supplemental cash information at September 30, 2024 and 2023 related to leases was as follows:

	Nine months ended
	September 30,
(Dollars in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6,338	$5,857
ROU assets obtained in exchange for lease obligations
Operating leases	1,713	6,160

NOTE 7: OPERATING LEASES - LESSOR

First Financial provides financing for various types of equipment through a variety of leasing arrangements. Operating leases are carried at cost less accumulated depreciation in the Consolidated Balance Sheets. Operating leases were $201.1 million and $153.2 million at September 30, 2024 and December 31, 2023, respectively, net of accumulated depreciation of $85.7 million and $62.1 million, respectively. The Company recorded lease income of $14.6 million and $10.9 million related to lease

Table of Content
payments for operating leases in Leasing business income in the Consolidated Statements of Income for the three months ended September 30, 2024 and 2023, respectively. The Company recorded lease income of $39.1 million and $28.9 million related to lease payments for operating leases in Leasing business income in the Consolidated Statements of Income for the nine months ended September 30, 2024 and 2023, respectively. Depreciation expense related to operating lease equipment was $11.9 million and $8.9 million for the three months ended September 30, 2024 and 2023, respectively, and $31.8 million and $23.5 million for the nine months ended September 30, 2024 and 2023, respectively. Depreciation expense related to operating lease equipment is included in Leasing business expense in the Consolidated Statements of Income.

First Financial performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. First Financial recognized no impairment losses associated with operating lease assets for the nine months ended September 30, 2024 or 2023. Recognized impairment losses, if any, would be recorded in Leasing business income in the Consolidated Statements of Income.

The future lease payments receivable from operating leases as of September 30, 2024 are as follows:

(Dollars in thousands)	Undiscounted cash flows
2024 (remaining three months)	$15,305
2025	55,177
2026	44,925
2027	29,230
2028	16,518
Thereafter	11,686
Total operating lease payments	$172,841

NOTE 8:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill. Assets and liabilities acquired in a business combination are recorded at their estimated fair values as of the acquisition date. The excess of the purchase price of the acquisition over the fair value of net assets acquired is recorded as goodwill.

Changes in the carrying amount of goodwill for the three and nine months ended September 30, 2024 and September 30, 2023 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2024	2023	2024	2023
Balance at beginning of period	$1,007,656	$1,005,828	$1,005,868	$1,001,507
Goodwill resulting from business combinations	0	40	1,788	4,361
Balance at end of period	$1,007,656	$1,005,868	$1,007,656	$1,005,868

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

In the first quarter of 2023, First Financial recorded $4.2 million of goodwill related to the acquisition of the assets of Brady Ware Capital. Brady Ware Capital specializes in buy-side and sell-side consulting services for mid-sized businesses. Similar to Agile, this acquisition is consistent with First Financial's approach of adding niche financial services to further expand its broad service offerings. In May 2023, First Financial also acquired Brady Ware Corporate Finance, a broker-dealer and member of FINRA. First Financial recorded $0.1 million of goodwill in connection with the acquisition of Brady Ware Corporate Finance. The measurement period for recording adjustments to the fair value of assets and liabilities ended in January 2024 for Brady Ware Capital and in May 2024 for Brady Ware Corporate Finance.

Table of Content
Goodwill is evaluated for impairment on an annual basis as of October 1 of each year, or whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value. First Financial performed its most recent annual impairment test as of October 1, 2023 and no impairment was indicated. As of September 30, 2024, no events or changes in circumstances indicated that the fair value of the reporting unit was below its carrying value.

Other intangible assets. Other intangible assets consist primarily of core deposit, customer lists, mortgage servicing rights and other miscellaneous intangibles, such as purchase commissions, non-compete agreements, trade name intangibles and premium finance servicing rights.

Core deposit intangibles represent the estimated fair value of acquired customer deposit relationships on the date of acquisition and are amortized on an accelerated basis over their estimated useful lives. First Financial's core deposit intangibles have an estimated weighted average remaining life of 3.5 years.

First Financial recorded a customer list intangible asset in conjunction with the Agile, Summit and Bannockburn acquisitions to account for the obligation or advantage on the part of either the Company or the customer to continue the pre-existing relationship subsequent to the merger. These customer list intangibles are being amortized on a straight-line basis over their estimated used lives. The Agile customer list was $2.6 million at September 30, 2024 and is being amortized over an estimated remaining life of 12.4 years. The Summit customer list was $23.2 million and $25.1 million at September 30, 2024 and December 31, 2023, respectively, and is being amortized over an estimated remaining life of 9.3 years. The Bannockburn customer list was $21.2 million and $23.9 million at September 30, 2024 and December 31, 2023, respectively, and is being amortized over an estimated remaining life of 5.9 years.

Mortgage servicing rights represent the value of servicing fees First Financial expects to receive from the servicing responsibilities it retains when selling fixed and adjustable-rate residential mortgage loans. In those sales, First Financial retains servicing responsibilities and provides certain standard representations and warranties; however, the investors have no recourse to the Company’s other assets for failure of debtors to pay when due. First Financial receives servicing fees based on a percentage of the outstanding balance. When First Financial sells mortgage loans with servicing rights retained, these servicing rights are initially recorded at fair value. First Financial has selected the “amortization method” as permissible within U.S. GAAP, whereby the servicing rights capitalized are amortized in proportion to and over the period of estimated future servicing income with respect to the underlying loan. At the end of each reporting period, the carrying value of MSRs is assessed for impairment with a comparison to fair value. MSRs are carried at the lower of their amortized cost or fair value. The amortization of MSRs is included within other noninterest income in the Consolidated Statements of Income.

Amortization expense recognized on other intangible assets for the three months ended September 30, 2024 and September 30, 2023 was $3.3 million and $3.4 million, which includes MSR amortization of $0.9 million and $0.8 million, respectively. Amortization expense recognized on other intangible assets for the nine months ended September 30, 2024 and September 30, 2023 was $9.7 million and $10.1 million, which includes MSR amortization of $2.6 million and $2.3 million, respectively.

The gross carrying amount and accumulated amortization of other intangible assets at September 30, 2024 and December 31, 2023 were as follows:

(Dollars in thousands)	September 30, 2024		December 31, 2023
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Core deposit intangibles	$41,750	$(31,575)	$41,750	$(29,395)
Customer list	72,278	(25,246)	69,563	(20,553)
Other	9,381	(3,284)	10,960	(5,477)
Mortgage servicing rights	26,508	(8,265)	23,791	(6,690)
Total	$149,917	$(68,370)	$146,064	$(62,115)

Table of Content

NOTE 9:  BORROWINGS

Short-term borrowings on the Consolidated Balance Sheets include repurchase agreements utilized for corporate sweep accounts with cash management account agreements in place, federal funds purchased, overnight advances from the FHLB and a short-term line of credit.

All repurchase agreements are subject to terms and conditions agreed to by the Bank and the client. To secure its liability to the client, the Bank is authorized to sell or repurchase U.S. Treasury, government agency and mortgage-backed securities. As of both September 30, 2024 and December 31, 2023, the Bank had no securities sold under agreements to repurchase.

First Financial had no federal funds purchased at September 30, 2024 or December 31, 2023, while the Company had $765.0 million and $800.0 million in short-term borrowings with the FHLB at September 30, 2024 and December 31, 2023, respectively. These short-term borrowings are used to manage normal liquidity needs and support the Company's asset and liability management strategies. Additionally, at September 30, 2024 and December 31, 2023, other short-term borrowings included $46.7 million and $137.8 million, respectively, of collateral owed to counterparty banks by First Financial.

First Financial also has a $40.0 million short-term credit facility with an unaffiliated bank that matures in December 2024, which is considered a short-term borrowing. This facility has a variable interest rate and provides First Financial additional liquidity, if needed, for various corporate activities including the repurchase of First Financial common stock and the payment of dividends to shareholders. As of both September 30, 2024 and December 31, 2023, First Financial had no outstanding balance on this facility. The credit agreement requires First Financial to comply with certain covenants including those related to asset quality and capital levels, and First Financial was in compliance with all covenants associated with this facility as of both September 30, 2024 and December 31, 2023. This credit facility also required First Financial to pledge as collateral the Bank's common stock where the lender is granted a security interest in this collateral.

The following is a summary of First Financial's short-term borrowings:

(Dollars in thousands)	September 30, 2024	December 31, 2023
FHLB short-term borrowings	$765,000	$800,000
Other short-term borrowings	46,653	137,814
Total short-term borrowings	$811,653	$937,814

First Financial had $344.1 million of long-term debt as of both September 30, 2024 and December 31, 2023 respectively, which included subordinated notes, capital lease liabilities and an interest free loan with a municipality.

The following is a summary of First Financial's long-term debt:

	September 30, 2024		December 31, 2023
(Dollars in thousands)	Amount	Average rate	Amount	Average rate
Subordinated notes	$314,505	5.50%	$314,163	5.60%
Unamortized debt issuance costs	(1,324)	N/A	(1,613)	N/A
Notes issued in conjunction with acquisition of property and equipment	28,587	4.61%	29,179	4.40%
Capital lease liability	1,543	3.85%	1,611	3.84%
Capital loan with municipality	775	0.00%	775	0.00%
Total long-term debt	$344,086	5.43%	$344,115	5.51%

In 2015, First Financial issued $120.0 million of subordinated notes, which have a fixed interest rate of 5.13% payable semiannually and mature in August 2025. These notes are not redeemable by the Company or callable by the holders of the notes prior to maturity. Subordinated notes are included in Long-term debt on the Consolidated Balance Sheets and treated as Tier 2 capital for regulatory capital purposes, subject to certain limitations. When subordinated notes are within five years of maturity, the tier 2 capital eligibility reduces by 20% each year. Since this subordinated debt is within one year of maturity, it is no longer eligible to be treated as Tier 2 capital at September 30, 2024 for regulatory capital purposes.

Table of Content
In April 2020, First Financial issued $150.0 million of fixed to floating rate subordinated notes. These subordinated notes have an initial fixed interest rate of 5.25% to, but excluding, May 15, 2025, payable semi-annually in arrears. From, and including, May 15, 2025, the interest rate on the subordinated notes will reset quarterly to a floating rate per annum equal to a benchmark rate, which is expected to be the then-current three-month term SOFR, plus 509 basis points, payable quarterly in arrears. The subordinated notes mature on May 15, 2030. These notes are redeemable by the Company in whole or in part beginning with the interest payment date of May 15, 2025. This subordinated debt issued in April 2020 that matures in May 2030 is eligible to be treated as Tier 2 capital for 100% of its original issuance amount at September 30, 2024 for regulatory capital purposes.

In addition, First Financial acquired $49.5 million of variable rate subordinated notes in the MSFG merger that were issued to previously formed trusts in exchange for the trust proceeds. These notes were recorded at fair value at the date of the MSFG merger and the Consolidated Balance Sheets include $44.5 million and $44.2 million for these notes at September 30, 2024 and December 31, 2023, respectively. Interest on the acquired subordinated notes is payable quarterly, in arrears, and the Company has the option to defer interest payments for a period not to exceed 20 consecutive quarters. These acquired subordinated notes mature 30 years after the date of original issuance and may be called at par following the 5 year anniversary of issuance. All of these acquired notes are callable as of September 30, 2024 and are treated as Tier 1 capital for regulatory capital purposes.

Additionally, long-term borrowings included $28.6 million and $29.2 million of term notes, both with and without recourse, with an average interest rate of 4.61% and 4.40% at September 30, 2024 and December 31, 2023, respectively. These term notes were used to finance equity investments in the purchase of equipment to be leased to customers.

Table of Content
NOTE 10:  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss).  The following table summarizes the changes within each classification of AOCI:

	Three months ended September 30, 2024
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Unrealized gain (loss) on debt securities	$94,520	$(17,694)	$112,214	$(24,717)	$87,497	$(291,143)	$87,497	$(203,646)
Unrealized gain (loss) on derivatives	3,855	(199)	4,054	(938)	3,116	(794)	3,116	2,322
Retirement obligation	0	(489)	489	(113)	376	(30,540)	376	(30,164)
Foreign currency translation	158	0	158	0	158	(932)	158	(774)
Total	$98,533	$(18,382)	$116,915	$(25,768)	$91,147	$(323,409)	$91,147	$(232,262)

	Three months ended September 30, 2023
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Unrealized gain (loss) on debt securities	$(71,051)	$(4)	$(71,047)	$15,650	$(55,397)	$(320,336)	$(55,397)	$(375,733)
Unrealized gain (loss) on derivatives	(2,014)	(71)	(1,943)	450	(1,493)	(331)	(1,493)	(1,824)
Retirement obligation	0	(213)	213	(49)	164	(31,776)	164	(31,612)
Foreign currency translation	(269)	0	(269)	0	(269)	(567)	(269)	(836)
Total	$(73,334)	$(288)	$(73,046)	$16,051	$(56,995)	$(353,010)	$(56,995)	$(410,005)

	Nine months ended September 30, 2024
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Unrealized gain (loss) on debt securities	$75,223	$(25,212)	$100,435	$(22,123)	$78,312	$(281,958)	$78,312	$(203,646)
Unrealized gain (loss) on derivatives	(2,460)	(596)	(1,864)	431	(1,433)	3,755	(1,433)	2,322
Retirement obligation	0	(1,239)	1,239	(286)	953	(31,117)	953	(30,164)
Foreign currency translation	(275)	0	(275)	0	(275)	(499)	(275)	(774)
Total	$72,488	$(27,047)	$99,535	$(21,978)	$77,557	$(309,819)	$77,557	$(232,262)

	Nine months ended September 30, 2023
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Unrealized gain (loss) on debt securities	$(64,285)	$(407)	$(63,878)	$14,070	$(49,808)	$(325,925)	$(49,808)	$(375,733)
Unrealized gain (loss) on derivatives	(2,445)	(72)	(2,373)	549	(1,824)	0	(1,824)	(1,824)
Retirement obligation	0	(534)	534	(123)	411	(32,023)	411	(31,612)
Foreign currency translation	(121)	0	(121)	0	(121)	(715)	(121)	(836)
Total	$(66,851)	$(1,013)	$(65,838)	$14,496	$(51,342)	$(358,663)	$(51,342)	$(410,005)

Table of Content
The following table presents the activity reclassified from accumulated other comprehensive income into income during the three and nine month periods ended September 30, 2024 and 2023, respectively:

	Amount reclassified from accumulated other comprehensive income (loss)
	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2024	2023	2024	2023	Affected Line Item in the Consolidated Statements of Income
Gains and losses on cash flow hedges
Interest rate contracts	$(199)	$(71)	$(596)	$(72)	Interest income - Loans and leases, including fees
Realized gain (loss) on securities available-for-sale	(17,694)	(4)	(25,212)	(407)	Net gain (loss) on investments securities
Defined benefit pension plan
Amortization of prior service cost (1)	(4)	(5)	(4)	(6)	Other noninterest expense
Recognized net actuarial loss (1)	(485)	(208)	(1,235)	(528)	Other noninterest expense
Defined benefit pension plan total	(489)	(213)	(1,239)	(534)
Total reclassifications for the period, before tax	$(18,382)	$(288)	$(27,047)	$(1,013)
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

At September 30, 2024, for the interest rate client derivatives, the Company had a total counterparty notional amount outstanding of $2.2 billion, spread among six counterparties, with an estimated fair value of $51.1 million. At December 31, 2023, the Company had interest rate client derivatives with a total counterparty notional amount outstanding of $2.2 billion, spread among six counterparties, with an estimated fair value of $95.7 million.

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

Foreign exchange contracts. First Financial may enter into foreign exchange derivative contracts for the benefit of commercial customers to hedge their exposure to foreign currency fluctuations. Similar to the hedging of interest rate risk from interest rate client derivative contracts, First Financial also enters into foreign exchange contracts with major financial institutions to economically hedge a substantial portion of the exposure from client driven foreign exchange activity. These derivatives are classified as free-standing instruments with the revaluation gain or loss recorded in Foreign exchange income in the Consolidated Statements of Income. The Company has risk limits and internal controls in place to help ensure excessive risk is not being taken when providing this service to customers. These controls include a determination of currency volatility and credit equivalent exposure on these contracts. While these derivatives represent economic hedges, they do not qualify as hedges for accounting purposes. At September 30, 2024, the Company had total counterparty notional amount outstanding of $7.4 billion spread among four counterparties, with an estimated fair value of $4.6 million. At December 31, 2023, the Company had total counterparty notional amounts outstanding of $7.0 billion spread among five counterparties, with an estimated fair value of $23.9 million.

In connection with its use of foreign exchange contracts, First Financial and its counterparties may be required to post cash collateral to offset the market position of the derivative instruments. First Financial maintains the right to offset these derivative positions with the collateral posted against them by or with the relevant counterparties.

Commodity contracts. In August of 2024, First Financial began entering into financially settled commodity derivative contracts for the benefit of commercial customers to hedge their exposure to various commodity price fluctuations. Similar to the hedging of interest rate risk from interest rate client derivative and foreign exchange contracts, First Financial also enters into commodity contracts with major financial institutions to economically hedge a substantial portion of the exposure from client driven commodity derivative activity. These derivatives are classified as free-standing instruments with the revaluation gain or loss recorded in Derivative income in the Consolidated Statements of Income. The Company has risk limits and internal controls in place to help ensure excessive risk is not being taken when providing this service to customers. These controls include monitoring of commodity volatility and credit exposure on these contracts. While these derivatives represent economic hedges, they do not qualify as hedges for accounting purposes. At September 30, 2024, the Company had total counterparty notional amount outstanding of $0.3 million with one counterparty, with an estimated fair value of $0.2 million.

Cash Flow Hedges. In 2023, First Financial entered into interest rate collars and floors, which are designated as cash flow hedges. These cash flow hedges are utilized to mitigate interest rate risk on variable-rate commercial loan pools. As of both September 30, 2024 and December 31, 2023, these hedges were determined to be effective and are expected to remain effective during the remaining terms. Changes in the fair value of cash flow hedges included in the assessment of hedge effectiveness are recorded in AOCI and reclassified from AOCI to current period earnings when the hedged item affects earnings. Reclassified gains and losses on interest rate contracts related to commercial and industrial loans are recorded within interest income in the Consolidated Statements of Income.

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

The notional value of the Company's cash flow hedges was $1.0 billion at September 30, 2024, with a $2.3 million loss recorded in AOCI in the Consolidated Balance Sheet. As of September 30, 2024, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 51 months. It is estimated that $0.7 million will be reclassified from OCI to interest income during the next 12 months.

At December 31, 2023, the notional value of the Company's cash flow hedges was $1.0 billion, with a $3.8 million gain recorded in AOCI in the Consolidated Balance Sheet. As of December 31, 2023, the maximum length of time over which the Company was hedging its exposure to the variability in future cash flows was 60 months.

Table of Content
The effect of derivative instruments in cash flow hedging relationships on the Consolidated Statements of Income for the three months ended September 30, were as follows:

Derivatives in Cash Flow Hedging Relationship	Location of Gain or (Loss) Reclassified from AOCI into income	Gain (loss) reclassified in AOCI on Derivatives		Gain (loss) recognized in OCI on Derivatives
(Dollars in thousands)		September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest rate contracts	Interest income/(expense)	$(199)	$(71)	$3,116	$(1,493)

The effect of derivative instruments in cash flow hedging relationships on the Consolidated Statements of Income for the nine months ended September 30, were as follows:

Derivatives in Cash Flow Hedging Relationship	Location of Gain or (Loss) Reclassified from AOCI into income	Gain (loss) reclassified in AOCI on Derivatives		Gain (loss) recognized in OCI on Derivatives
(Dollars in thousands)		September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest rate contracts	Interest income/(expense)	$(596)	$(72)	$(1,433)	$(1,824)

The following table details the classification and amounts of interest rate derivatives, foreign exchange contracts and cash flow hedges recognized in the Consolidated Balance Sheets:

	September 30, 2024			December 31, 2023
		Estimated fair value			Estimated fair value
(Dollars in thousands)	Notional amount	Gain (1)	Loss (2)	Notional amount	Gain (1)	Loss (2)
Derivatives not designated as qualifying hedging instruments
Interest rate derivatives - instruments associated with loans
Matched interest rate contracts with borrowers	$2,198,862	$22,400	$(69,381)	$2,172,714	$13,232	$(104,343)
Matched interest rate contracts with counterparty	2,198,862	69,205	(22,400)	2,172,714	104,092	(13,232)
Foreign exchange contracts
Matched foreign exchange contracts with customers	7,362,469	88,853	(93,429)	7,021,569	84,731	(60,825)
Match foreign exchange contracts with counterparty	7,301,358	93,429	(88,853)	6,972,870	60,825	(84,731)
Commodity contracts
Matched commodity with client	300	0	(155)	0	0	0
Matched commodity with counterparty	300	155	0	0	0	0
Total derivatives not designated as qualifying hedging instruments	19,062,151	274,042	(274,218)	18,339,867	262,880	(263,131)

Derivatives designated as qualifying hedging instruments
Cash flow hedges
Interest rate collars and floors	1,000,000	4,497	0	1,000,000	6,896	0
Total derivatives designated as qualifying hedging instruments	1,000,000	4,497	0	1,000,000	6,896	0
Total	$20,062,151	$278,539	$(274,218)	$19,339,867	$269,776	$(263,131)
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

Table of Content
The following table discloses the gross and net amounts of interest rate derivatives, foreign exchange contracts and cash flow hedges recognized in the Consolidated Balance Sheets:

	September 30, 2024			December 31, 2023
(Dollars in thousands)	Gross amounts of recognized assets (liabilities)	Gross amounts offset in the Consolidated Balance Sheets	Net amounts of assets/(liabilities) presented in the Consolidated Balance Sheets	Gross amounts of recognized assets (liabilities)	Gross amounts offset in the Consolidated Balance Sheets	Net amounts of assets/(liabilities) presented in the Consolidated Balance Sheets
Interest rate contracts (1)	$(91,605)	$111,251	$19,646	$(117,324)	$270,678	$153,354
Foreign exchange contracts	(182,282)	4,608	(177,674)	(145,556)	55,959	(89,597)
Commodity contracts	(155)	155	0	0	0	0
Cash flow hedges	4,497	(3,021)	1,476	6,896	(4,886)	2,010
Total	$(269,545)	$112,993	$(156,552)	$(255,984)	$321,751	$65,767
(1) Includes accrued interest receivable and collateral.

The following table details the derivative financial instruments and the average remaining maturities at September 30, 2024:

(Dollars in thousands)	Notional amount	Average maturity (years)	Fair value
Interest rate contracts
Receive fixed, matched interest rate contracts with borrower	$2,198,862	4.3	$(46,981)
Pay fixed, matched interest rate contracts with counterparty	2,198,862	4.3	46,805
Foreign exchange contracts
Foreign exchange contracts-pay USD	7,362,469	0.7	(4,576)
Foreign exchange contracts-receive USD	7,301,358	0.7	4,576
Commodities contracts
Client commodity contracts	300	1.4	(155)
Counterparty commodity contracts	300	1.4	155
Total client derivatives	19,062,151	1.5	(176)

Cash flow hedges
Interest rate collars and floors on loan pools	1,000,000	2.8	4,497
Total cash flow hedges	1,000,000	2.8	4,497
Total	$20,062,151	1.6	$4,321

At September 30, 2024, the derivative collateral owed by the Company to counterparty banks was $30.1 million with $16.5 million restricted within cash and due from banks on the Company's Consolidated Balance Sheets and $46.7 million recorded in short-term borrowings. Derivative collateral owed by the Company to the counterparty banks at December 31, 2023 was $116.2 million with $21.6 million restricted within cash and due from banks and $137.8 million recorded in short-term borrowings.

Credit derivatives. In conjunction with participating interests in commercial loans, First Financial periodically enters into risk participation agreements with counterparties whereby First Financial either assumes or sells a portion of the credit exposure associated with an interest rate swap on the participated loan in exchange for a fee. Under these agreements, First Financial will either make a payment to or receive a payment from the counterparty if the loan customer defaults on its obligation to perform under the interest rate swap contract. The total notional value of the purchased risk agreements totaled $219.3 million as of September 30, 2024 and $232.5 million as of December 31, 2023. The total notional value of the sold risk agreements totaled $104.5 million as of September 30, 2024 and $109.2 million as of December 31, 2023. The net fair value of these agreements was recorded in Accrued interest and other liabilities on the Consolidated Balance Sheets and was $0.1 million at both September 30, 2024 and December 31, 2023.

Table of Content
Mortgage derivatives. First Financial enters into IRLCs and forward commitments for the future delivery of mortgage loans to third party investors, which are considered derivatives. When borrowers secure IRLCs with First Financial and the loans are intended to be sold, First Financial will enter into forward commitments for the future delivery of the loans to third party investors in order to hedge against the effect of changes in interest rates impacting IRLCs and loans held for sale. At September 30, 2024, the notional amount of the IRLCs was $38.8 million and the notional amount of forward commitments was $40.8 million. As of December 31, 2023, the notional amount of IRLCs was $25.2 million and the notional amount of forward commitments was $25.5 million. The fair value on these agreements was $0.3 million at both September 30, 2024 and December 31, 2023, and was recorded in Accrued interest and other assets on the Consolidated Balance Sheets.

NOTE 12:  COMMITMENTS AND CONTINGENCIES

First Financial offers a variety of financial instruments including loan commitments and letters of credit to assist clients in meeting their requirement for liquidity and credit enhancement. GAAP does not require these financial instruments to be recorded in the Consolidated Financial Statements.

First Financial utilizes the same credit policies in issuing commitments and conditional obligations as it does for credit instruments recorded on the Consolidated Balance Sheets. First Financial’s exposure to credit loss in the event of non-performance by the counterparty was represented by the contractual amounts of those instruments. First Financial adopted ASC 326 and therefore estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life consistent with the Company's ACL methodology for loans and leases. Adjustments to the reserve for unfunded commitments are recorded in Provision for credit losses - unfunded commitments in the Consolidated Statements of Income. First Financial had $17.1 million and $18.4 million of reserves for unfunded commitments recorded in Accrued interest and other liabilities on the Consolidated Balance Sheets at September 30, 2024 and December 31, 2023, respectively.

First Financial had commitments to extend credit, including overdraft lending lines, of $4.1 billion at September 30, 2024 and $4.5 billion at December 31, 2023. As of September 30, 2024, commitments with a fixed interest rate totaled $100.1 million while commitments with variable interest rates totaled $4.0 billion. At December 31, 2023, commitments with a fixed interest rate totaled $108.2 million while commitments with variable interest rates totaled $4.4 billion. First Financial's fixed rate commitments have interest rates ranging from 0.00% to 21.00% at both September 30, 2024 and December 31, 2023 and have maturities ranging from less than one year to 31.0 years at September 30, 2024 and maturities ranging from less than one year to 31.6 years at December 31, 2023.

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

Table of Content
The following table presents by type First Financial's active loan balances and related obligations to extend credit:

	September 30, 2024		December 31, 2023
(dollars in thousands)	Unfunded commitment	Loan balance	Unfunded commitment	Loan balance
Commercial & industrial	$1,872,041	$3,678,546	$1,942,868	$3,501,221
Lease financing	0	587,415	0	474,817
Construction real estate	398,031	802,264	565,009	564,832
Commercial real estate-investor	85,838	3,047,059	101,689	3,138,629
Commercial real estate-owner	38,149	987,761	40,346	942,310
Residential real estate	70,690	1,422,186	98,686	1,333,674
Home equity	998,439	825,431	972,474	758,676
Installment	30,130	141,270	25,841	159,078
Credit card	287,032	61,140	235,686	59,939
Total	$3,780,350	$11,553,072	$3,982,599	$10,933,176

Letters of credit. Letters of credit are conditional commitments issued by First Financial to guarantee the performance of a client to a third party.  First Financial’s letters of credit consist of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services.  The risk to First Financial arises from its obligation to make payment in the event of the client's contractual default to produce the contracted good or service to a third party.  First Financial issued letters of credit aggregating $60.9 million and $34.9 million at September 30, 2024 and December 31, 2023, respectively. Management conducts regular reviews of these instruments on an individual client basis.

Risk participation agreements. In conjunction with participating interests in commercial loans, First Financial periodically enters into risk participation agreements with counterparties whereby First Financial either assumes or sells a portion of the credit exposure associated with an interest rate swap on the participated loan in exchange for a fee. Under these agreements, First Financial will either make a payment to or receive a payment from the counterparty if the loan customer defaults on its obligation to perform under the interest rate swap contract. The total notional amount of the risk participation agreements was $323.8 million and $341.7 million at September 30, 2024 and December 31, 2023, respectively.

Affordable housing projects and other tax credit investments. First Financial is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved qualified affordable housing, renewable energy, or other renovation or community revitalization projects. These investments are included in Accrued interest and other assets in the Consolidated Balance Sheets, with any unfunded commitments included in Accrued interest and other liabilities in the Consolidated Balance Sheets. As of September 30, 2024, First Financial expects to recover its remaining investments through the use of the tax credits that are generated by the investments.

First Financial adopted ASU 2023-02 effective January 1, 2024, using the modified retrospective basis. This ASU was required for fiscal years beginning after December 15, 2023 and expanded the scope of the proportional amortization method to equity investments beyond LIHTC investments. First Financial has made an accounting policy election to apply PAM to the following tax credit programs: HTC, NMTC, and renewable energy tax credits. For each program that First Financial elected to the apply proportional amortization method, First Financial analyzed each investment individually under the scope criteria to determine if PAM applies. First Financial determined that it was eligible to apply PAM to certain HTC investments, however not every HTC investment qualified under the existing guidance. At the time of adoption, First Financial's existing NMTC and renewable energy tax credits were also not eligible to apply PAM. Consistent with the guidance set forth in the ASU, First Financial recorded a $0.6 million adjustment to retained earnings to account for the transition of qualified HTC that transitioned to PAM during the first quarter of 2024.

The following table summarizes First Financial's investments in affordable housing projects and other tax credit investments.

Table of Content

(Dollars in thousands)		September 30, 2024		December 31, 2023
Investment	Accounting Method	Investment	Unfunded commitment	Investment	Unfunded commitment
LIHTC	Proportional amortization	$147,038	$69,971	$142,933	$80,465
HTC	Proportional amortization	13,958	11,955	0	0
HTC	Equity	3,749	1,347	19,798	14,043
NMTC	Equity	1,380	0	1,938	0
Renewable energy	Equity	23,573	231	23,981	1,857
Total		$189,698	$83,504	$188,650	$96,365

The following table summarizes First Financial's amortization expense and tax benefit recognized in affordable housing projects and other tax credit investments.

		Three months ended
		September 30, 2024		September 30, 2023
(Dollars in thousands)		Amortization expense (1)	Tax expense (benefit) recognized (2)	Amortization expense (1)	Tax expense (benefit) recognized (2)
LIHTC	Proportional amortization	$3,398	$(3,905)	$3,455	$(3,434)
HTC	Proportional amortization	1,193	(1,104)	0	0
HTC	Equity	0	0	0	(80)
NMTC	Equity	31	(1)	104	(53)
Renewable energy	Equity	0	0	0	0
Total		$4,622	$(5,010)	$3,559	$(3,567)

		Nine months ended
		September 30, 2024		September 30, 2023
(Dollars in thousands)	Accounting Method	Amortization expense (1)	Tax expense (benefit) recognized (2)	Amortization expense (1)	Tax expense (benefit) recognized (2)
LIHTC	Proportional amortization	$10,506	$(11,926)	$10,520	$(10,411)
HTC	Proportional amortization	2,092	(3,312)	0	0
HTC	Equity	0	0	0	(239)
NMTC	Equity	94	(4)	311	(158)
Renewable energy	Equity	0	0	0	0
Total		$12,692	$(15,242)	$10,831	$(10,808)

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

As part of the ordinary course of business, First Financial and its subsidiaries are parties to litigation, including claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral, foreclosure interests that are incidental to our regular business activities and other matters. While the ultimate liability with respect to these litigation matters and claims cannot be determined at this time, First Financial believes that damages, if any, and other amounts relating to pending matters are not probable or cannot be reasonably estimated as of September 30, 2024. Reserves are established for these various matters of litigation when appropriate under FASB ASC Topic 450, Contingencies, based in part upon the advice of legal counsel. First Financial had no reserves related to litigation matters as of September 30, 2024 or December 31, 2023.

Table of Content

NOTE 13:  INCOME TAXES

For the third quarter of 2024, income tax expense was $12.4 million, resulting in an effective tax rate of 19.2% compared to income tax expense of $15.3 million and an effective tax rate of 19.5% for the comparable period in 2023. For the first nine months of 2024, income tax expense was $37.5 million, resulting in an effective tax rate of 18.6% compared to $48.1 million and an effective tax rate of 19.4% for the comparable period in 2023. The lower effective tax rate in 2024 is primarily driven by tax credits realized in 2024 as well as lower taxable income.

At both September 30, 2024 and December 31, 2023, First Financial had no unrecognized tax benefits. As defined by FASB ASC Topic 740-10, Income Taxes, an unrecognized tax benefit is a position that if recognized would favorably impact the effective income tax rate in future periods. First Financial recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. At September 30, 2024 and December 31, 2023, the Company had no interest or penalties recorded.

First Financial and its subsidiaries are subject to U.S. federal income tax as well as state and local income tax in numerous jurisdictions.  Tax years prior to 2020 have been closed and are no longer subject to U.S. federal income tax examinations. Tax years 2020 through 2023 remain open to examination by the federal taxing authority. First Financial is no longer subject to state and local income tax examinations for years prior to 2019.

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

Given the plan's over-funded status, First Financial made no cash contributions to fund the pension plan during the nine months ended September 30, 2024 or the year ended December 31, 2023, and it does not expect to make cash contributions to the plan through the remainder of 2024.

As a result of the plan’s actuarial projections, First Financial recorded expense in the Company's Consolidated Statements of Income, as set forth in the following table.

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2024	2023	2024	2023
Service cost	$2,624	$2,304	$7,474	$6,988
Interest cost	1,080	1,066	3,680	3,213
Expected return on assets	(2,647)	(2,701)	(7,897)	(8,101)
Amortization of prior service cost	4	5	4	6
Net actuarial loss	485	208	1,235	528
Net periodic benefit cost (income)	$1,546	$882	$4,496	$2,634

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

Table of Content
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

Bankcard income. The Company earns interchange fees from cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized concurrent with the transaction processing services provided to the cardholder. Interchange income is presented on the Consolidated Statements of Income net of expenses. Gross interchange income for the third quarter of 2024 was $7.6 million, partially offset by $3.9 million of expenses within Noninterest income. Gross interchange income for the same period in 2023 was $7.5 million, partially offset by $4.1 million of expenses within Noninterest income. Gross interchange income for the first nine months of 2024 was $22.5 million, partially offset by $11.8 million of expenses within Noninterest income. Gross interchange income for the same period in 2023 was $22.3 million, partially offset by $11.6 million of expenses within Noninterest income.

Foreign exchange income. Foreign exchange income includes both spot and forward income in First Financial's Consolidated Statements of Income. Forward income is excluded from the scope of ASU 2019-04, however, spot income is within the scope of the guidance. A foreign exchange spot trade is a trade made for immediate exchange and delivery of the currency, thus satisfying the performance obligation. Income from foreign exchange spot trades was $2.3 million and $2.1 million for the quarters ended September 30, 2024 and 2023, respectively. Income from foreign exchange spot trades was $7.8 million and $7.5 million for the first nine months of September 30, 2024 and 2023, respectively.

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

Table of Content
NOTE 16:  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2024	2023	2024	2023
Numerator
Net income available to common shareholders	$52,451	$63,061	$163,945	$199,131

Denominator
Weighted average shares outstanding for basic earnings per common share	94,473,666	94,030,275	94,377,010	93,896,716
Effect of dilutive securities
Employee stock awards	1,005,844	1,095,994	1,001,228	1,189,155
Adjusted weighted average shares for diluted earnings per common share	95,479,510	95,126,269	95,378,238	95,085,871

Earnings per share available to common shareholders
Basic	$0.56	$0.67	$1.74	$2.12
Diluted	$0.55	$0.66	$1.72	$2.09
Stock options and warrants with exercise prices greater than the average market price of the common shares were not included in the computation of net income per diluted share, as they would have been antidilutive.  Using the end of period price of the Company's common shares, there were no antidilutive options at September 30, 2024 and September 30, 2023.

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

Table of Content
The estimated fair values of First Financial’s financial instruments not measured at fair value on a recurring or nonrecurring basis in the consolidated financial statements were as follows:

	Carrying	Estimated fair value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
September 30, 2024
Financial assets
Cash and short-term investments	$851,194	$851,194	$851,194	$0	$0
Investment securities held-to-maturity	77,985	71,126	0	71,126	0
Other investments (1)	11,487	11,487	1,447	10,040	0
Loans and leases	11,394,241	11,348,797	0	0	11,348,797
Accrued interest receivable	72,147	72,147	0	14,170	57,977

Financial liabilities
Deposits	13,947,754	13,945,883	0	13,945,883	0
Short-term borrowings	811,653	811,653	811,653	0	0
Long-term debt	344,086	343,609	0	343,609	0
Accrued interest payable	52,350	52,350	8,936	43,414	0

	Carrying	Estimated fair value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
December 31, 2023
Financial assets
Cash and short-term investments	$1,006,019	$1,006,019	$1,006,019	$0	$0
Investment securities held-to-maturity	80,321	71,688	0	71,688	0
Other investments (1)	20,554	20,554	1,194	10,040	9,320
Loans and leases	10,791,743	10,468,144	0	0	10,468,144
Accrued interest receivable	72,620	72,620	0	15,697	56,923

Financial liabilities
Deposits	13,360,797	13,347,319	0	13,347,319	0
Short-term borrowings	937,814	937,814	937,814	0	0
Long-term debt	344,115	350,426	0	350,426	0
Accrued interest payable	51,454	51,454	15,494	35,960	0
(1) FHLB stock and FRB stock of $108.8 million and $109.4 million as of September 30, 2024 and December 31, 2023, respectively, are excluded from the numbers above.

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

Derivatives. The fair values of derivative instruments, which includes interest rate derivatives, foreign exchange derivatives, floors, collars and commodities contracts, are based primarily on a net present value calculation of the cash flows related to the interest rate swaps and foreign exchange contracts at the reporting date, using primarily observable market inputs such as interest rate yield curves which represents the cost to terminate the swap if First Financial should choose to do so. Additionally, First Financial utilizes an internally-developed model to value the credit risk component of derivative assets and liabilities, which is recorded as an adjustment to the fair value of the derivative asset or liability on the reporting date. Derivative instruments are classified as Level 2 in the fair value hierarchy.

Collateral dependent loans. Collateral dependent loans are defined as loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrowers are experiencing financial difficulty. Collateral dependent loans are carried at fair value when the value of the operation or collateral less any costs to sell is not sufficient to cover the remaining balance. In these instances, the loans will either be partially charged-off or receive specific allocations of the allowance for credit losses. For collateral dependent loans, fair value is generally based on real estate appraisals, a calculation of enterprise value or a valuation of business assets including equipment, inventory and accounts receivable. These loans had a principal amount of $26.7 million and $19.7 million at September 30, 2024 and December 31, 2023, respectively, with a valuation allowance of $8.1 million and $4.4 million at September 30, 2024 and December 31, 2023, respectively.

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

Mortgage servicing rights. Mortgage servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount. If the carrying amount of the servicing asset exceeds fair value, impairment is recorded so that the servicing asset is carried at fair value. Fair value is determined based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model utilized a discount rate of 11.51% at September 30, 2024 and 11.50% at December 31, 2023, respectively, weighted average prepayment speed of 6.16% at September 30, 2024 and 5.92% at December 31, 2023, respectively, and other economic factors that market participants would use in estimating future net servicing income and that can be validated against available market data.

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

The financial assets and liabilities measured at fair value on a recurring basis in the consolidated financial statements were as follows:

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/liabilities at fair value
September 30, 2024
Assets
Investment securities available-for-sale	$92	$3,111,093	$46,080	$3,157,265
Loans held for sale	0	12,685	0	12,685
Interest rate derivative contracts	0	91,653	0	91,653
Foreign exchange derivative contracts	0	182,282	0	182,282
Interest rate floors	0	4,497	0	4,497
Commodities contracts	0	155	0	155
Total	$92	$3,402,365	$46,080	$3,448,537

Liabilities
Interest rate derivative contracts	$0	$92,257	$0	$92,257
Foreign exchange derivative contracts	0	182,282	0	182,282
Commodities contracts	0	155	0	155
Total	$0	$274,694	$0	$274,694

Table of Content

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/liabilities at fair value
December 31, 2023
Assets
Investment securities available-for-sale	$31,243	$2,956,938	$32,945	$3,021,126
Loans held for sale	0	9,213	0	9,213
Interest rate derivative contracts	0	117,344	0	117,344
Foreign exchange derivative contracts	0	145,556	0	145,556
Interest rate floors	0	6,896	0	6,896
Total	$31,243	$3,235,947	$32,945	$3,300,135

Liabilities
Interest rate derivative contracts	$0	$118,105	$0	$118,105
Foreign exchange derivative contracts	0	145,556	0	145,556
Total	$0	$263,661	$0	$263,661

The following table presents a reconciliation for certain AFS securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2024 and September 30, 2023.

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2024	2023	2024	2023
Beginning balance	$31,428	$34,132	$32,945	$35,857
Accretion (amortization)	(47)	(30)	(73)	(84)
Increase (decrease) in fair value	(549)	(162)	(527)	(119)
Settlements	(1,924)	(795)	(3,437)	(2,509)
Transfers into level 3	17,172	0	17,172	0
Ending balance	$46,080	$33,145	$46,080	$33,145

Four commercial mortgage-backed securities with a fair value of $17.2 million as of September 30, 2024 were transferred from level 2 to level 3 due to credit deterioration and a lack of observable market data for these investments due to a decrease in market activity for these securities. The Company's valuations were supported by an analysis prepared by an independent third party and approved by management. The approach to determining fair value involved several steps which included: 1) detailed collateral analysis; 2) collateral performance projections and 3) discounted cash flow modeling.

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis.  Adjustments to the fair value of these assets usually result from the application of fair value accounting or write-downs of individual assets.  The following table summarizes financial assets and liabilities measured at fair value on a nonrecurring basis.

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3
September 30, 2024
Assets
Collateral dependent loans
Commercial & industrial	$0	$0	$2,445
Commercial real estate	0	0	12,039
Lease financing	0	0	4,049
OREO	0	0	30

Table of Content

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3
December 31, 2023
Assets
Collateral dependent loans
Commercial & industrial	$0	$0	$1,795
Commercial real estate	0	0	13,538
OREO	0	0	106

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

The aggregate fair value of the Company’s residential mortgage loans held for sale as of September 30, 2024 and December 31, 2023 was $12.7 million and $9.2 million, respectively. The aggregate unpaid principal balance of the Company’s residential mortgage loans held for sale as of September 30, 2024 and December 31, 2023 was $11.6 million and $8.5 million, respectively. The resulting difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected was $1.1 million and $0.7 million as of September 30, 2024 and December 31, 2023, respectively.

Changes in the estimated fair value of residential mortgage loans held for sale are reported as a component of Net gain from sales of loans in the Company’s Consolidated Statements of Income. The change in fair value of the Company’s residential mortgage loans held for sale resulted in a loss of $0.1 million for each of the third quarters of 2024 and 2023. The change in fair value of the Company’s residential mortgage loans held for sale resulted in gains of $0.4 million and $0.6 million for the nine months ended September 30, 2024 and September 30, 2023, respectively.

NOTE 18:  BUSINESS COMBINATIONS

On February 29, 2024, First Financial acquired Agile Premium Finance for $96.9 million in an all cash transaction. Agile originates commercial loans for the payment of annual property and casualty insurance for businesses. The loans are secured by the unearned premium of the policies and have an average term of approximately ten months. Upon completion of the transaction, Agile became a division of the Bank and continues to operate as Agile Premium Finance, taking advantage of its existing brand recognition within the insurance premium financing industry. Operating results from the Agile acquisition have been included in the Consolidated Statements of Income since the acquisition date.

The Agile transaction was accounted for using the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date in accordance with FASB ASC Topic 805, Business Combinations. The fair value measurements of assets acquired and liabilities assumed were $97.8 million and $2.7 million, respectively. Acquisition accounting adjustments are considered preliminary at September 30, 2024. These present value measurements are subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values become available, and the measurement period ends in February 2025. Goodwill arising from the Agile acquisition was $1.8 million and reflects the additional revenue growth expected with the Company's expansion into the insurance premium financing business. First Financial incurred no expenses related to the Agile acquisition in the third quarter of 2024 and $0.2 million for the nine months ended September 30, 2024.

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

Table of Content
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
(Unaudited)

The following discussion and analysis is presented by management to facilitate the understanding of the financial condition, cash flows, changes in financial condition and results of operations of First Financial Bancorp. Management's discussion and analysis identifies trends and material changes that occurred during the reporting periods presented and should be read in conjunction with the Consolidated Financial Statements and accompanying Notes.

All significant reclassifications of prior period amounts, if applicable, have been made to conform to the current period’s presentation and had no effect on the Company's previously reported net income or financial condition.

EXECUTIVE SUMMARY

First Financial Bancorp. is an $18.1 billion financial holding company headquartered in Cincinnati, Ohio. The Company primarily operates through First Financial Bank, an Ohio-chartered commercial bank with 128 full service banking centers at September 30, 2024. First Financial provides banking and financial services products to business and retail clients through its six lines of business: Commercial, Retail Banking, Mortgage Banking, Wealth Management, Investment Commercial Real Estate and Commercial Finance. The Commercial Finance business lends to targeted industry verticals on a nationwide basis. Operating under the brand of Yellow Cardinal Advisory Group, Wealth Management had $3.8 billion in assets under management as of September 30, 2024 and provides the following services: financial planning, investment management, trust administration, estate settlement, business succession planning services, brokerage services and retirement planning.

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

Table of Content

The Agile transaction was accounted for using the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date in accordance with FASB ASC Topic 805, Business Combinations. The fair value of assets acquired and liabilities assumed were $97.8 million and $2.7 million, respectively. Acquisition accounting adjustments are considered preliminary at September 30, 2024. These fair value measurements are subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values become available, and the measurement period for Agile ends in March 2025. Goodwill resulting from the Agile acquisition was $1.8 million while other intangible assets created in the transaction include a customer list, non-compete agreements, trade name and a servicing asset.

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
The transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date in accordance with FASB ASC Topic 805, Business Combinations. Goodwill resulting from the Brady Ware acquisition was $4.2 million and reflects the business’s growth potential and the expectation that the acquisition will provide additional revenue growth with the expansion of the Bank's advisory business. In May 2023, First Financial also acquired Brady Ware Corporate Finance, a broker-dealer and member of FINRA. First Financial recorded $0.1 million of goodwill in connection with the acquisition of Brady Ware Corporate Finance. The measurement period for recording adjustments to the fair value of assets and liabilities for Brady Ware Capital ended in January 2024, while the measurement period for Brady Ware Corporate Finance ended in May 2024.

NON-GAAP FINANCIAL MEASURES

The Company utilizes certain non-GAAP financial measures, which it believes provide useful insight to the reader of the Consolidated Financial Statements. These non-GAAP measures should be supplemental to primary GAAP measures and should not be read in isolation or relied upon as a substitute for the primary GAAP measures.

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

	Three months ended		Nine months ended
(Dollars in thousands)	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Net interest income	$155,560	$153,311	$457,611	$474,005
Tax equivalent adjustment	1,362	1,418	4,315	4,684
Net interest income - tax equivalent	$156,922	$154,729	$461,926	$478,689

Average earning assets	$15,292,378	$15,171,819	$15,074,697	$14,378,394

Net interest margin (1)	4.05%	4.06%	4.05%	4.41%
Net interest margin (FTE) (1)	4.08%	4.10%	4.09%	4.45%
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

Table of Content
These ratios are not formally defined by GAAP or codified in the federal banking regulations and, therefore, are considered to be non-GAAP financial measures.

First Financial encourages readers to consider its Consolidated Financial Statements in their entirety and not to rely upon any single financial measure.

The following table reconciles non-GAAP capital ratios to GAAP:

	Three months ended		Nine months ended
(Dollars in thousands)	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Net income (a)	$52,451	$60,805	$163,945	$199,131

Average total shareholders' equity	2,371,125	2,281,040	2,306,147	2,124,787
Less:
Average goodwill	(1,007,654)	(1,007,657)	(1,007,264)	(1,005,783)
Average other intangibles	(82,619)	(84,577)	(83,764)	(89,945)
Average tangible equity (b)	1,280,852	1,188,806	1,215,119	1,029,059

Total shareholders' equity	2,450,438	2,326,439	2,450,438	2,129,509
Less:
Goodwill	(1,007,656)	(1,007,656)	(1,007,656)	(1,005,868)
Other intangibles	(81,547)	(83,528)	(81,547)	(86,378)
Ending tangible equity (c)	1,361,235	1,235,255	1,361,235	1,037,263

Total assets	18,146,332	18,166,180	18,146,332	17,054,852
Less:

Table of Content

	Three months ended		Nine months ended
(Dollars in thousands)	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Goodwill	(1,007,656)	(1,007,656)	(1,007,656)	(1,005,868)
Other intangibles	(81,547)	(83,528)	(81,547)	(86,378)
Ending tangible assets (d)	17,057,129	17,074,996	17,057,129	15,962,606

Risk-weighted assets (e)	13,797,681	13,803,249	13,797,681	13,170,574

Total average assets	17,854,191	17,728,251	17,630,374	16,954,178
Less:
Average goodwill	(1,007,654)	(1,007,657)	(1,007,264)	(1,005,783)
Average other intangibles	(82,619)	(84,577)	(83,764)	(89,945)
Average tangible assets (f)	16,763,918	16,636,017	16,539,346	15,858,450

Ending common shares outstanding (g)	95,486,317	95,486,010	95,486,317	95,117,180

Ratios
Return on average tangible shareholders' equity (a)/(b)	16.29%	20.57%	18.02%	25.87%
Ending tangible shareholders' equity as a percent of:
Ending tangible assets (c)/(d)	7.98%	7.23%	7.98%	6.50%
Risk-weighted assets (c)/(e)	9.87%	8.95%	9.87%	7.88%
Average tangible shareholders' equity to average tangible assets (b)/(f)	7.64%	7.15%	7.35%	6.49%
Tangible book value per share (c)/(g)	$14.26	$12.94	$14.26	$10.91

OVERVIEW OF OPERATIONS

Linked quarter comparison: Third quarter 2024 net income was $52.5 million and earnings per diluted common share were $0.55. This compares with second quarter 2024 net income of $60.8 million and earnings per diluted common share of $0.64. Return on average assets was 1.17% for the third quarter of 2024 compared to 1.38% for the second quarter of 2024. Return on average shareholders’ equity was 8.80% for the third quarter of 2024 compared to 10.72% for the second quarter of 2024.

Year-to-date comparison: For the nine months ended September 30, 2024, net income was $163.9 million and earnings per diluted common share were $1.72. This compares with net income of $199.1 million and earnings per diluted common share of $2.09 for the first nine months of 2023. Return on average assets for the nine months ended September 30, 2024 was 1.24% compared to 1.57% for the same period in 2023, and return on average shareholders' equity was 9.50% and 12.53% for the first nine months of 2024 and 2023, respectively.

(Dollars in thousands)	September 30, 2024	December 31, 2023
Balance Sheet - End of Period
Total assets	$18,146,332	$17,532,900
Loans and leases	11,553,072	10,933,176
Investment securities	3,355,568	3,231,392
Deposits	13,947,754	13,360,797
Shareholders' equity	2,450,438	2,267,974

Table of Content

	Three months ended		Nine months ended
(Dollars in thousands, except per share data)	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Earnings
Net interest income	$155,560	$153,311	$457,611	$474,005
Net income	52,451	60,805	163,945	199,131

Per Share
Net income per common share-basic	$0.56	$0.64	$1.74	$2.12
Net income per common share-diluted	0.55	0.64	1.72	2.09
Cash dividends declared per common share	0.24	0.23	0.70	0.69
Book value per common share (end of period)	25.66	24.36	25.66	22.39
Tangible book value per common share (end of period) (1)	14.26	12.94	14.26	10.91
Market price (end of period)	25.23	22.22	25.23	19.60

Ratios
Return on average assets	1.17%	1.38%	1.24%	1.57%
Return on average shareholders' equity	8.80%	10.72%	9.50%	12.53%
Return on average tangible shareholders' equity (1)	16.29%	20.57%	18.02%	25.87%
Net interest margin	4.05%	4.06%	4.05%	4.41%
Net interest margin (FTE) (1)	4.08%	4.10%	4.09%	4.45%
(1) Non-GAAP financial measure. For details on the calculation of this non-GAAP financial measure, see "Non-GAAP Financial Measures" section.

A discussion of First Financial's operating results for the three and nine month periods ended September 30, 2024 follows.

NET INTEREST INCOME

First Financial’s primary source of income is net interest income, which is the excess of interest received from earning assets, including loan-related fees and purchase accounting accretion, minus interest paid on interest-bearing liabilities. The amount of net interest income is determined by the volume and mix of earning assets, the rates earned on such assets and the volume, mix and rates paid for the deposits and borrowings that fund the earning assets. Earning assets consist of interest-bearing loans and leases to customers as well as marketable investment securities.

	Three months ended		Nine months ended
(Dollars in thousands)	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Interest income
Loans and leases, including fees	$215,433	$211,760	$629,033	$546,354
Investment securities
Taxable	32,367	30,295	90,958	95,226
Tax-exempt	2,616	2,704	8,412	10,499
Total interest on investment securities	34,983	32,999	99,370	105,725
Other earning assets	6,703	7,960	22,121	12,488
Total interest income	257,119	252,719	750,524	664,567
Interest expense
Deposits	86,554	83,022	245,651	132,817
Short-term borrowings	9,932	11,395	32,270	43,101
Long-term borrowings	5,073	4,991	14,992	14,644
Total interest expense	101,559	99,408	292,913	190,562
Net interest income	$155,560	$153,311	$457,611	$474,005

Table of Content

Linked quarter comparison: Net interest income for the third quarter of 2024 was $155.6 million, an increase of $2.2 million, or 1.5%, from the second quarter of 2024. Net interest margin on a fully tax equivalent basis was 4.08% in third quarter of 2024 compared to 4.10% for the second quarter of 2024. Net interest margin during the third quarter declined 2 basis points from the linked quarter as flat asset yields combined with a favorable shift in funding mix to mostly offset a modest increase in the cost of deposits.

Interest income of $257.1 million increased $4.4 million, or 1.7%, in the third quarter of 2024 when compared to the second quarter of 2024 primarily due to a $120.6 million increase in average earning assets. Average earning assets were $15.3 billion for the third quarter of 2024 compared to $15.2 billion for the second quarter of 2024. The increase in earning assets was largely driven by a $93.1 million, or 0.8%, increase in average loan balances during the third quarter.

Interest expense of $101.6 million increased $2.2 million, or 2.2%, in the third quarter of 2024 when compared to the second quarter of 2024, largely due to higher interest rates coupled with increases in average interest-bearing deposits, partially offset by lower borrowings. The Company's total cost of interest bearing deposits increased 3 bp to 3.21% in the third quarter of 2024 as customers continued to migrate to higher cost accounts, and average deposit balances increased $166.2 million, or 1.2%, to $13.8 billion. The increase in average deposits was driven primarily by increases in money market accounts, retail CDs and a seasonal increase in public funds. Average borrowed funds decreased $117.5 million, or 10.0%, from the linked quarter.

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

The notional value of the Company's cash flow hedges was $1.0 billion as of September 30, 2024, with the $3.1 million change in the fair value recorded in AOCI in the Consolidated Balance Sheet. Comparatively, the notional value of cash flow hedges as of December 31, 2023 was $1.0 billion with the $3.8 million change in fair value recorded in AOCI. As of September 30, 2024 and December 31, 2023, the maximum length of time over which the Company was hedging its exposure to the variability in future cash flows was 51 months and 60 months, respectively.

Year-to-date comparison: Net interest income for the first nine months of 2024 decreased $16.4 million, or 3.5%, compared to the same period of 2023. Net interest margin on a fully tax equivalent basis was 4.09% for the nine months ended September 30, 2024, which is a decrease of 36 bps when compared to the same period in 2023. This was driven by a 119 bp increase in the cost of average interest bearing deposits and a 33 bp increase in the cost of borrowed funds, which outpaced a 48 bp increase in earning asset yields.

Interest income for the nine months ended September 30, 2024 grew $86.0 million, or 12.9%, to $750.5 million compared to $664.6 million for the same period of the prior year due to higher interest rates and earning asset balances. Average earning assets of $15.1 billion for the first nine months of 2024 increased $696.3 million, or 4.8%, when compared to the same period of 2023, driven primarily by an $843.3 million, or 8.0%, increase in average loan balances, which more than offset a $347.5 million, or 9.8%, decrease in average investment securities. Additionally, the yield on earning assets increased 48 bps in the first nine months of 2024 compared to the same period in the prior year due to higher interest rates.

Interest expense for the nine months ended September 30, 2024 was $292.9 million compared to $190.6 million for the same period in the prior year. The increase was driven by a $1.4 billion, or 15.0%, increase in average interest bearing deposits coupled with a 119 bp increase in rates on those deposits. The increase in deposit rates was driven by both higher interest rates as well as continued customer migration to higher cost products. Additionally, the cost of borrowed funds increased 33 bps from the same period in the prior year, which more than offset a $332.5 million, or 22.9%, decrease in average borrowings.

Table of Content
CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Quarterly Averages						Year-to-Date Averages
	September 30, 2024			June 30, 2024			September 30, 2024			September 30, 2023
(Dollars in thousands)	Balance	Interest	Yield	Balance	Interest	Yield	Balance	Interest	Yield	Balance	Interest	Yield
Earning assets
Investments
Investment securities	$3,274,498	$34,983	4.24%	$3,131,541	$32,999	4.23%	$3,181,575	$99,370	4.18%	$3,529,119	$105,725	4.01%
Interest-bearing deposits with other banks	483,880	6,703	5.50%	599,348	7,960	5.33%	545,402	22,121	5.42%	344,844	12,488	4.84%
Gross loans and leases (1)	11,534,000	215,433	7.41%	11,440,930	211,760	7.42%	11,347,720	629,033	7.41%	10,504,431	546,354	6.95%
Total earning assets	15,292,378	257,119	6.67%	15,171,819	252,719	6.68%	15,074,697	750,524	6.66%	14,378,394	664,567	6.18%

Nonearning assets
Allowance for credit losses	(159,252)			(147,666)			(150,322)			(144,149)
Cash and due from banks	179,321			174,435			185,934			217,281
Accrued interest and other assets	2,541,744			2,529,663			2,520,065			2,502,652
Total assets	$17,854,191			$17,728,251			$17,630,374			$16,954,178

Interest-bearing liabilities
Deposits
Interest-bearing demand	$2,914,934	$15,919	2.17%	$2,888,252	$14,923	2.07%	$2,899,707	$45,734	2.11%	$2,913,737	$27,908	1.28%
Savings	4,694,923	34,220	2.89%	4,617,658	33,142	2.88%	4,571,236	96,848	2.83%	3,829,802	41,536	1.45%
Time	3,080,408	36,415	4.69%	2,980,158	34,957	4.70%	2,958,595	103,069	4.66%	2,325,244	63,373	3.64%
Total interest-bearing deposits	10,690,265	86,554	3.21%	10,486,068	83,022	3.18%	10,429,538	245,651	3.15%	9,068,783	132,817	1.96%
Borrowed funds
Short-term borrowings	714,156	9,932	5.52%	831,774	11,395	5.49%	780,573	32,270	5.53%	1,112,426	43,101	5.18%
Long-term debt	339,581	5,073	5.93%	339,472	4,991	5.90%	340,513	14,992	5.89%	341,162	14,644	5.74%
Total borrowed funds	1,053,737	15,005	5.65%	1,171,246	16,386	5.61%	1,121,086	47,262	5.64%	1,453,588	57,745	5.31%
Total interest-bearing liabilities	11,744,002	101,559	3.43%	11,657,314	99,408	3.42%	11,550,624	292,913	3.39%	10,522,371	190,562	2.42%

Noninterest-bearing liabilities
Noninterest-bearing demand deposits	3,106,239			3,144,198			3,139,939			3,702,189
Other liabilities	632,825			645,699			633,664			604,831
Shareholders' equity	2,371,125			2,281,040			2,306,147			2,124,787
Total liabilities and shareholders' equity	$17,854,191			$17,728,251			$17,630,374			$16,954,178

Net interest income	$155,560			$153,311			$457,611			$474,005

Net interest spread			3.24%			3.26%			3.27%			3.76%
Contribution of noninterest-bearing sources of funds			0.81%			0.80%			0.78%			0.65%
Net interest margin (2)			4.05%			4.06%			4.05%			4.41%

Tax equivalent adjustment			0.03%			0.04%			0.04%			0.04%
Net interest margin (fully tax equivalent) (2)			4.08%			4.10%			4.09%			4.45%
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

Table of Content
RATE/VOLUME ANALYSIS

The impact on net interest income from changes in interest rates and volume of interest-earning assets and interest-bearing liabilities is illustrated in the table below:

	Changes for the three months ended September 30, 2024			Changes for the nine months ended September 30, 2024
	Linked quarter income variance			Year-to-Date income variance
(Dollars in thousands)	Rate	Volume	Total	Rate	Volume	Total
Earning assets
Investment securities	$93	$1,891	$1,984	$4,500	$(10,855)	$(6,355)
Interest-bearing deposits with other banks	252	(1,509)	(1,257)	1,499	8,134	9,633
Gross loans and leases (1)	(388)	4,061	3,673	35,933	46,746	82,679
Total earning assets	(43)	4,443	4,400	41,932	44,025	85,957
Interest-bearing liabilities
Total interest-bearing deposits	$956	$2,576	3,532	80,784	32,050	112,834
Borrowed funds
Short-term borrowings	47	(1,510)	(1,463)	2,888	(13,719)	(10,831)
Long-term debt	25	57	82	377	(29)	348
Total borrowed funds	72	(1,453)	(1,381)	3,265	(13,748)	(10,483)
Total interest-bearing liabilities	1,028	1,123	2,151	84,049	18,302	102,351
Net interest income	$(1,071)	$3,320	$2,249	$(42,117)	$25,723	$(16,394)
(1) Loans held for sale and nonaccrual loans are included in gross loans.

NONINTEREST INCOME

	Three months ended		Nine months ended
(Dollars in thousands)	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Noninterest income
Service charges on deposit accounts	$7,547	$7,188	$21,647	$20,443
Wealth management fees	6,910	7,172	20,758	19,990
Bankcard income	3,698	3,900	10,740	10,690
Client derivative fees	1,160	763	3,173	4,444
Foreign exchange income	12,048	16,787	39,270	45,321
Leasing business income	16,811	16,828	48,228	38,466
Net gain from sales of loans	5,021	4,479	13,284	10,260
Net gain (loss) on investment securities	(17,468)	(64)	(22,719)	(403)
Other	9,974	4,448	19,333	16,218
Total noninterest income	$45,701	$61,501	$153,714	$165,429

Linked quarter comparison: Third quarter 2024 noninterest income was $45.7 million, decreasing $15.8 million, or 25.7%, compared to $61.5 million for the second quarter 2024. The decrease from the linked quarter was primarily driven by losses on investment securities and lower foreign exchange income, partially offset by higher other noninterest income. Losses on investment securities increased $17.4 million largely as a result of a $9.7 million impairment loss on two skilled nursing investments and $8.0 million of losses from sales of securities as the Company repositioned a portion of the portfolio. Foreign exchange income decreased $4.7 million, or 28.2%, as product demand eased from near-record levels in the prior quarter. Other noninterest income increased $5.5 million, or 124.2%, largely due to a $4.4 gain related to a deferred tax adjustment.

Year-to-date comparison: Noninterest income of $153.7 million for the first nine months of 2024 decreased $11.7 million, or 7.1%, from $165.4 million in the comparable period of 2023. The decline was primarily attributed to losses on investment securities, lower foreign exchange income and client derivative fees. These declines were partially offset by higher other noninterest income, gains on the sale of loans and service charge income. Losses on investment securities increased $22.3 million compared to the prior year due to a $9.7 million impairment loss and $13.2 million of losses resulting from the repositioning of a portion of the investment portfolio during 2024. Foreign exchange income decreased $6.1 million, or 13.4%, and client derivative fees decreased $1.3 million, or 28.6%, due to lower demand in 2024 compared to the prior period. Partially offsetting these declines, leasing business income increased $9.8 million, or 25.4%, due to continued balance growth at Summit. Other noninterest income increased $3.1 million, or 19.2%, due primarily to a $4.4 million gain related to a deferred

Table of Content
tax adjustment. Gains on the sales of loans increased $3.0 million, or 29.5%, as mortgage demand increased in the current year as a result of stabilized interest rates, and service charges on deposits increased $1.2 million, or 5.9%, as a result of growth in deposit balances.

NONINTEREST EXPENSE

	Three months ended		Nine months ended
(Dollars in thousands)	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Noninterest expenses
Salaries and employee benefits	$74,813	$75,225	$224,075	$222,094
Net occupancy	5,919	5,793	17,635	17,100
Furniture and equipment	3,617	3,646	10,951	10,020
Data processing	8,857	8,877	26,039	27,364
Marketing	2,255	2,605	6,822	7,560
Communication	851	816	2,462	2,022
Professional services	2,303	2,885	7,456	6,778
State intangible tax	876	875	2,628	2,930
FDIC assessments	3,036	2,657	8,473	8,297
Intangible assets amortization	2,395	2,396	7,092	7,801
Leasing business expense	11,899	10,128	31,781	23,545
Other	8,938	7,671	26,274	23,841
Total noninterest expenses	$125,759	$123,574	$371,688	$359,352

Linked quarter comparison: Third quarter 2024 noninterest expense was $125.8 million, an increase of $2.2 million, or 1.8%, from $123.6 million for the second quarter 2024. This increase was primarily driven by higher leasing business expense and other noninterest expense, partially offset by lower professional services, salaries and benefits and marketing expenses. Leasing business expense increased $1.8 million, or 17.5%, due to the continued growth of the operating lease portfolio. Other noninterest expenses increased $1.3 million, or 16.5%, from the linked quarter primarily due to a $0.5 million supplemental contribution to the First Financial Foundation, as well as higher collection costs and fraud losses in the current quarter. Professional services decreased $0.6 million, or 20.2%, due to higher efficiency related costs in the linked quarter. Salaries and benefits expenses decreased $0.4 million, or 0.5%, from the linked quarter primarily due to the impact from the Company's ongoing efficiency initiatives. Marketing expenses decreased $0.4 million, or 13.4%, due to decreased promotional advertising during the current period.
Year-to-date comparison: Noninterest expenses of $371.7 million for the first nine months of 2024 increased $12.3 million, or 3.4%, compared to the same period in 2023 primarily due to higher leasing business expenses, other noninterest expenses, salaries and benefits expenses, furniture and equipment costs and professional services, partially offset by lower data processing expenses. Leasing business expense increased $8.2 million, or 35.0%, as a result of the growth in the operating lease portfolio, while salaries and benefits expenses increased $2.0 million, or 0.9%, due to annual salary increases and the Agile acquisition. Other noninterest expenses increased $2.4 million, or 10.2%, primarily due to a $0.5 million increase in fraud losses compared to the prior year as well as a $0.5 million supplemental contribution ot the First Financial Foundation. Furniture and equipment costs increased $0.9 million, or 9.3%, due to the technology upgrades in the current year, while professional services increased $0.7 million, or 10.0%, from the prior year primarily due to an increase in consulting costs related to the Company's ongoing efficiency efforts. Partially offsetting these increases, data processing expenses decreased $1.3 million, or 4.8%, in the current year, largely due to expenses from the Company's 2023 online banking system conversion.
INCOME TAXES

Linked quarter comparison: In the third quarter of 2024, First Financial recorded income tax expense of $12.4 million on pre-tax income of $64.9 million, resulting in an effective tax rate of 19.2%. This compared to income tax expense of $14.0 million on pre-tax income of $74.8 million and an effective tax rate of 18.7% for the second quarter 2024. The higher effective tax rate in the third quarter is primarily driven by tax credit adjustments in the current period.

Table of Content
Year-to-date comparison: For the first nine months of 2024, income tax expense was $37.5 million on pre-tax income of $201.4 million, resulting in an effective tax rate of 18.6%. This compared to income tax expense of $48.1 million on pre-tax income of $247.2 million and an effective tax rate of 19.4% for the comparable period in 2023. The the lower effective tax rate in 2024 compared to 2023 is primarily driven by tax credits realized in the current year as well as lower taxable income.

The Company's effective tax rate may fluctuate from period to period due to changes in tax jurisdictions, forecasted income, tax-enhanced assets and tax credit investments.

INVESTMENTS

First Financial's investment portfolio totaled $3.4 billion at September 30, 2024 and $3.2 billion at December 31, 2023, or 18.5% and 18.4% of total assets, respectively.  AFS securities totaled $3.2 billion at September 30, 2024 and $3.0 billion at December 31, 2023, while HTM securities totaled $78.0 million at September 30, 2024 and $80.3 million at December 31, 2023. The effective duration of the investment portfolio was 4.3 years at September 30, 2024 and 4.6 years at December 31, 2023.

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

During the three months ended September 30, 2024, the Company recognized $17.5 million of losses on investment securities. This included $9.7 million of impairment losses on two commercial mortgage backed securities where the underlying collateral consisted of skilled nursing facilities with credit deterioration, which the Company anticipates selling in the near term, as well as $8.0 million of losses from the repositioning of a small portion of the investment portfolio. The impairment losses were related to certain AFS securities in unrealized loss positions with credit deterioration where the Company determined that it no longer intends to hold the securities until the recovery of the amortized cost bases and, as such, these securities were written down to fair value, inclusive of credit and other fair value adjustments.

For the nine months ended September 30, 2024, the Company realized $22.7 million of losses on investment securities, which compares to $0.4 million million for the same period in the prior year. The losses in 2024 included the previously mentioned $9.7 million of impairment losses, as well as a total of $13.2 million of losses on the sale of investment securities resulting from the strategic repositioning of a portion of the investment portfolio. The repositioning included the sale of $372.2 million of securities and is expected to increase future yields. The losses incurred from the repositioning were partially offset by $2.2 million of gains recognized from the sale of the Company's remaining Class B Visa shares in the first quarter of 2024.

The Company's Consolidated Financial Statements reflected a $203.6 million and $282.0 million unrealized after-tax loss on debt securities as of September 30, 2024 and December 31, 2023, respectively. These unrealized losses were included as a component of equity in accumulated other comprehensive income on the Consolidated Balance Sheets and were primarily driven by multiple interest rate increases from November 2022 through July 2023. The unrealized losses of $203.6 million as of September 30, 2024 declined from $291.1 million as of June 30, 2024, largely due to the decrease in interest rates in the final month of the third quarter.

The Company had net unrealized losses of $6.9 million and $8.6 million on its HTM securities at September 30, 2024 and December 31, 2023, respectively. Similar to the unrealized losses on AFS securities, this unrealized loss was driven by interest rate increases. The unrealized losses on HTM securities have no impact on the Consolidated Financial Statements of the Company.

The Company had a $0.2 million unrealized gain on equity securities recorded in noninterest income for the three months ended September 30, 2024 compared to a $0.1 million unrealized loss for the three months ended June 30, 2024. For the first nine months of 2024, the Company had $0.3 million of unrealized gains on equity securities versus an insignificant unrealized gain for the same period of 2023.

First Financial will continue to monitor loan demand and deposit activity, as well as balance sheet composition, capital sensitivity and the interest rate environment, when considering future investment strategies.

LOANS AND LEASES

Table of Content
Excluding loans held for sale, loan balances increased $619.9 million, or 5.7%, to $11.6 billion as of September 30, 2024 from $10.9 billion as of December 31, 2023. Construction loans increased $237.4 million, or 42.0%, to $802.3 million; C&I loans increased $177.3 million, or 5.1%, to $3.7 billion; finance leases increased by $112.6 million, or 23.7%, to $587.4 million;
residential real estate loans increased by $88.5 million, or 6.6%, to $1.4 billion; and home equity increased $66.8 million, or 8.8%, to $825.4 million. Partially offsetting these areas of loan growth, installment loans decreased $17.8 million, or 11.2%, to $141.3 million; and commercial real estate loans decreased $46.1 million, or 1.1%, to $4.0 billion.

Third quarter 2024 average loans of $11.5 billion, excluding loans held for sale, increased $90.7 million, or 0.8%, from the second quarter 2024. The growth over the linked quarter included an increase of $80.0 million, or 11.7% in construction real estate; an increase of $40.9 million, or 8.0%, in lease financing; an increase of $38.8 million, or 2.9%, in residential real estate; an increase of $20.9 million, or 2.6%, in home equity; and an increase of $7.7 million, or 0.2%, in C&I. These increases were partially offset by a decrease of $86.8 million, or 2.1%, in CRE; a decrease of $8.7 million, or 5.7%, in installment; and a decrease of $2.0 million, or 3.0%, in Credit card.

Through the first nine months of 2024, average loans of $11.3 billion, excluding loans held for sale, increased $840.1 million, or 8.0%, from the comparable period of 2023. The increase from prior year reflected broad-based growth across most loan categories, including an increase of $204.7 million, or 5.9%, in C&I loans; an increase of $197.5 million, or 62.4%, in lease financing; an increase of $179.8 million, or 15.2% in residential real estate; an increase of $150.0 million, or 28.1%, in real estate construction; an increase of $71.5 million, or 1.8%, in CRE; an increase of $59.2 million, or 8.1%, in home equity; and an increase of $7.2 million or 12.2%, in Credit card. Partially offsetting these increases was a decrease of $29.8 million, or 16.5%, in installment loans.

In an effort to mitigate credit risk, First Financial routinely reviews its loan portfolio for various concentrations. These reviews consider the Bank's collateral position as well as exposure to a given industry sector. First Financial believes that the loan portfolio is sufficiently diversified to provide protection from deterioration in any particular industry or devaluation of a specific collateral type. The following tables, C&I and Owner Occupied Loans by Sector and Investor CRE Loans by property type, provide additional detail behind the Company's C&I and CRE loan portfolios as of September 30, 2024.

C&I and Owner Occupied CRE Loans by Sector (1)
(Dollars in thousands)	September 30, 2024	% of Total Loans
NAICS Sector
Finance and Insurance	$1,236,466	10.7%
Manufacturing	496,338	4.3%
Accommodation and Food Services	307,988	2.7%
Construction	289,894	2.5%
Health Care and Social Assistance	275,326	2.4%
Real Estate and Rental and Leasing	262,835	2.3%
Professional, Scientific, and Technical Services	259,020	2.2%
Retail Trade	241,990	2.1%
Wholesale Trade	203,783	1.8%
Agriculture, Forestry, Fishing and Hunting	167,645	1.5%
Transportation and Warehousing	150,739	1.3%
Other Services (except Public Administration)	145,700	1.3%
Administrative and Support and Waste Management	139,456	1.2%
Arts, Entertainment, and Recreation	80,749	0.7%
Information	74,701	0.6%
Public Administration	54,561	0.5%
Other	276,561	2.4%
Total	$4,663,752	40.4%
(1) Excludes loan marks and loans in process

Table of Content

Investor CRE Loans by Property Type (1)
(Dollars in thousands)	September 30, 2024	% of Total Loans
Property Type
Residential Multi Family 5+	$892,217	7.7%
Retail Property	744,735	6.4%
Office	413,226	3.6%
Industrial	336,041	2.9%
Hospital/Nursing Home	202,069	1.7%
Hotel	187,100	1.6%
Land	102,231	0.9%
Residential 1-4 Family	75,422	0.7%
Industrial	54,785	0.5%
Other	47,360	0.4%
Total	$3,055,186	26.4%
(1) Excludes loan marks and loans in process
Additionally, given the potential for stress related to commercial office space, First Financial performed a targeted review of its exposure to this sector. As of September 30, 2024, First Financial had $413.2 million of loans collateralized by non-owner occupied office space, which represents 3.6% of the total loan portfolio. The overall LTV of the portfolio at origination was strong, and 66.8% of the portfolio is located in suburban locations. Additionally, the majority of the portfolio is secured by Class A and Class B assets with recourse from the sponsor. As of September 30, 2024, 77.8% of the office portfolio was pass rated, and there were two relationships totaling $17.3 million on nonaccrual status.

COMMITMENTS AND CONTINGENCIES

Off-balance sheet arrangements include commitments to extend credit and financial guarantees.  Loan commitments are agreements to extend credit to a client absent any violation of any condition established in the commitment agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  First Financial had outstanding commitments to extend credit, including overdraft lending lines, totaling $4.1 billion at September 30, 2024 and $4.5 billion at December 31, 2023. As of September 30, 2024, commitments with a fixed interest rate totaled $100.1 million while commitments with variable interest rates totaled $4.0 billion. At December 31, 2023, commitments with a fixed interest rate totaled $108.2 million while commitments with variable interest rates totaled $4.4 billion. The fixed rate commitments have interest rates ranging from 0% to 21% and maturities ranging from less than one year to 31.0 years at September 30, 2024 and maturities ranging from less than one year to 31.6 years for December 31, 2023.

Letters of credit are conditional commitments issued by First Financial to guarantee the performance of a client to a third party.  First Financial’s letters of credit consist primarily of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services.  First Financial has issued letters of credit aggregating $60.9 million and $34.9 million at September 30, 2024 and December 31, 2023, respectively. Management conducts regular reviews of these instruments on an individual client basis.

First Financial is a party in risk participation transactions of interest rate swaps, which had total notional amount of $323.8 million and $341.7 million at September 30, 2024 and December 31, 2023, respectively. Under a risk participation agreement, the Company either assumes or sells a portion of the credit exposure associated with an interest rate swap with a counterparty. The Company's exposure is limited to instances where the loan customer defaults on its obligation to perform under the interest rate swap agreement.

First Financial is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved qualified affordable housing, renewable energy, or other renovation or community revitalization projects. These investments are included in accrued interest and other assets in the Consolidated Balance Sheets, with any unfunded commitments included in accrued interest and other liabilities in the Consolidated Balance Sheets. As of September 30, 2024, First Financial expects to recover its remaining investments through the use of the tax credits that are generated by the investments. First Financial had

Table of Content
unfunded commitments related to tax credit investments of $83.5 million and $96.4 million at September 30, 2024 and December 31, 2023, respectively.

Additionally, as part of the ordinary course of business, First Financial and its subsidiaries are parties to litigation, including claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral, foreclosure interests that are incidental to our regular business activities and other matters. While the ultimate liability with respect to these litigation matters and claims cannot be determined at this time, First Financial believes that damages, if any, and other amounts relating to pending matters are not probable or cannot be reasonably estimated as of September 30, 2024. Reserves are established for these various matters of litigation, when appropriate, under FASB ASC Topic 450, Contingencies, based in part upon the advice of legal counsel. First Financial had no reserves related to litigation matters as of September 30, 2024 and December 31, 2023.

ASSET QUALITY AND ALLOWANCE FOR CREDIT LOSSES

Loans are classified as nonaccrual when, in the opinion of management, collection of principal and interest is doubtful or when payments are 90 days or more past due. Generally, loans are classified as nonaccrual due to a borrower's continued failure to adhere to contractual payment terms, coupled with other pertinent factors. When a loan is placed into nonaccrual status, any unpaid accrued interest is reversed and the recognition of interest income is suspended.

Nonaccrual loans were $65.4 million, or 0.57% of total loans, as of September 30, 2024, reflecting a $0.3 million, or 0.5%, decline from $65.8 million as of December 31, 2023. Nonperforming assets, which consist of nonaccrual loans and OREO, were $65.5 million, or 0.36% of total assets, at September 30, 2024 compared to $65.9 million, or 0.38% of total assets, at December 31, 2023.

Classified assets, which are defined by the Company as nonperforming assets plus performing loans internally rated substandard or worse, totaled $206.2 million as of September 30, 2024 compared to $141.0 million at December 31, 2023. Classified assets were 114 bps as a percentage of total assets at September 30, 2024, compared to 80 bps as of December 31, 2023. The $65.2 million increase in classified assets during the period was primarily due to the downgrade of seven large relationships with no concentration in any particular loan type.

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

The Company utilized the Moody's September baseline forecast as its R&S forecast in the quantitative model at September 30, 2024. For reasonableness, the Company also considered the impact to the model from alternative prepayment speeds and more adverse economic forecasts. These alternative analyses were utilized to inform the Company's qualitative adjustments. Additionally, First Financial considered its credit exposure to certain industries believed to be at risk for future credit stress, such as franchise, hotel and investor commercial real estate lending, when making qualitative adjustments to the ACL model.

The total ACL, which includes both funded and unfunded reserves, was $176.0 million at September 30, 2024 and $159.9 million as of December 31, 2023.

Table of Content
ACL - loans and leases. The ACL on loans and leases was $158.8 million as of September 30, 2024 and $141.4 million as of December 31, 2023. As a percentage of period-end loans, the ACL was 1.37% as of September 30, 2024 and 1.29% as of December 31, 2023. The increase in the ACL was primarily driven by loan growth and credit migration.

In the third quarter of 2024, the Company recorded net charge-offs of $7.3 million, or 25 bps of average loans and leases on an annualized basis, compared to net charge-offs of $4.2 million, or 15 bps, for the second quarter of 2024. The charge-offs in the third quarter included a $3.6 million loss on a single C&I customer. Through the first nine months of 2024, the Company recorded net charge-offs of $22.1 million, or 26 bps on an annualized basis, compared to net charge-offs of $22.0 million, or 28 bps on an annualized basis, for the same period of 2023.

The ACL as a percentage of nonaccrual loans was 242.7% at September 30, 2024 and 215.1% at December 31, 2023. The increase in this ratio was driven primarily by the increase in the reserve during the period, along with a slight decrease in nonaccrual loan balances.

Provision expense is a product of the Company's ACL model combined with net charge-off activity during the period. During the third quarter of 2024, the Company recorded $9.9 million of provision expense for loans and leases compared to $16.2 million during the second quarter of 2024. Through the first nine months of 2024, the Company recorded a provision expense of $39.5 million compared to $34.3 million for the same period of 2023.

ACL - unfunded commitments. The ACL on unfunded commitments was $17.1 million as of September 30, 2024 and $18.4 million as of December 31, 2023. First Financial recorded $0.7 million of provision expense for credit losses on unfunded commitments for the third quarter of 2024, compared to $0.3 million of provision expense in the second quarter 2024. Through the first nine months of 2024, the Company recorded a provision recapture of $1.3 million and provision recapture of $1.4 million for the same period of 2023.
See Note 5 – Allowance for Credit Losses in the Notes to Consolidated Financial Statements for further discussion of First Financial's ACL.

The table that follows includes the activity in the ACL for the quarterly periods presented.

	Three months ended					Nine months ended
	2024			2023		September 30,
(Dollars in thousands)	Sep. 30,	June 30,	Mar. 31,	Dec. 31,	Sep. 30,	2024	2023
Allowance for credit loss activity
Balance at beginning of period	$156,185	$144,274	$141,433	$145,201	$148,646	$141,433	$132,977
Provision for loan losses	9,930	16,157	13,419	8,804	12,907	39,506	34,270
Gross charge-offs
Commercial and industrial	5,471	2,149	2,695	6,866	9,207	10,315	12,309
Lease financing	368	190	3	4,244	76	561	179
Construction real estate	0	0	0	0	0	0	0
Commercial real estate	261	2	5,319	1	6,008	5,582	8,722
Residential real estate	60	6	65	9	10	131	30
Home equity	90	122	25	174	54	237	166
Installment	1,510	2,034	2,236	2,054	1,349	5,780	4,388
Credit card	768	532	794	363	319	2,094	810
Total gross charge-offs	8,528	5,035	11,137	13,711	17,023	24,700	26,604
Recoveries
Commercial and industrial	434	236	162	459	335	832	1,075
Lease financing	11	1	59	52	1	71	3
Construction real estate	0	0	0	0	0	0	0
Commercial real estate	25	137	38	93	39	200	2,430
Residential real estate	22	37	24	24	44	83	223
Home equity	240	118	80	178	125	438	437
Installment	421	219	145	210	87	785	231
Credit card	91	41	51	123	40	183	159

Table of Content

	Three months ended					Nine months ended
	2024			2023		September 30,
(Dollars in thousands)	Sep. 30,	June 30,	Mar. 31,	Dec. 31,	Sep. 30,	2024	2023
Total recoveries	1,244	789	559	1,139	671	2,592	4,558
Total net charge-offs	7,284	4,246	10,578	12,572	16,352	22,108	22,046
Ending allowance for credit losses	$158,831	$156,185	$144,274	$141,433	$145,201	$158,831	$145,201

Net charge-offs to average loans and leases (annualized)
Commercial and industrial	0.54%	0.21%	0.29%	0.74%	1.02%	0.35%	0.43%
Lease financing	0.26%	0.15%	(0.05)%	3.97%	0.08%	0.13%	0.07%
Construction real estate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Commercial real estate	0.02%	(0.01)%	0.52%	(0.01)%	0.59%	0.18%	0.21%
Residential real estate	0.01%	(0.01)%	0.01%	0.00%	(0.01)%	0.00%	(0.02)%
Home equity	(0.07)%	0.00%	(0.03)%	0.00%	(0.04)%	(0.03)%	(0.05)%
Installment	3.03%	4.81%	5.33%	4.57%	3.05%	4.42%	3.08%
Credit card	4.13%	2.94%	4.59%	1.49%	1.82%	3.88%	1.48%
Total net charge-offs	0.25%	0.15%	0.38%	0.46%	0.61%	0.26%	0.28%

Nonperforming assets
Nonaccrual loans	$65,439	$62,673	$59,237	$65,753	$74,941	$65,439	$74,941
Other real estate owned	30	30	161	106	142	30	142
Total nonperforming assets	65,469	62,703	59,398	65,859	75,083	65,469	75,083
Accruing loans past due 90 days or more	463	1,573	820	2,028	698	463	698
Total underperforming assets	$65,932	$64,276	$60,218	$67,887	$75,781	$65,932	$75,781
Total classified assets	$206,194	$195,277	$162,348	$140,995	$140,552	$206,194	$140,552

Credit quality ratios
As a percent of period-end loans, net of unearned income:
Allowance for credit losses	1.37%	1.36%	1.29%	1.29%	1.36%	1.37%	1.36%
Nonaccrual loans	0.57%	0.54%	0.53%	0.60%	0.70%	0.57%	0.70%
Nonperforming loans	0.57%	0.54%	0.53%	0.60%	0.70%	0.57%	0.70%
Allowance for credit losses to nonaccrual loans	242.72%	249.21%	243.55%	215.10%	193.75%	242.72%	193.75%
DEPOSITS AND FUNDING

Total deposits were $13.9 billion as of September 30, 2024, an increase of $587.0 million, or 4.4%, from December 31, 2023. With the elevation of interest rates, the Company's deposit mix continued to shift to higher cost interest-bearing deposit balances, specifically money market accounts, retail CDs and brokered CDs, with lower transaction deposit balances. During the nine month period ended September 30, 2024, time deposits increased $526.5 million, or 19.4%, and savings deposits increased $379.0 million, or 8.8%, while noninterest-bearing deposits decreased $210.3 million, or 6.3%, and interest-bearing demand deposits decreased $108.2 million, or 3.6%.

Average deposits for the third quarter of 2024 were $13.8 billion, an increase of $166.2 million, or 1.2%, from $13.6 billion for the second quarter of 2024. Consistent with the previously noted shift in customer preferences, average savings deposits increased $77.3 million, or 1.7%, and average time deposits increased $100.3 million, or 3.4%, from the linked quarter. Additionally, average interest-bearing demand deposits increased $26.7 million, or 0.9%, from the prior quarter. These increases were partially offset by a $38.0 million, or 1.2%, decrease in average noninterest-bearing deposits and a $40.5 million, or 2.0%, seasonal decrease in public funds.

Table of Content
Through the first nine months of 2024, average deposits increased $798.5 million, or 6.3%, when compared to the same period of 2023.

Uninsured deposit balances were $5.3 billion, or 38.3% of total deposits, as of September 30, 2024. The Company reviews uninsured deposits for concentration risk, and typically evaluates this risk by excluding public funds and intercompany deposits to arrive at an adjusted uninsured deposit amount. As such, excluding public funds and intercompany accounts, adjusted uninsured deposits were $3.3 billion, or 23.9% of total deposits, at the end of the third quarter.

First Financial maintains diverse funding sources, including Fed Funds, the Fed discount window, brokered CDs, FHLB borrowings and deposit placement services. The Company believes this diversity and related capacity provide sufficient flexibility to respond to any event that would stress its deposit balances.

Borrowed funds were $1.2 billion as of September 30, 2024 compared to $1.3 billion at December 31, 2023. Borrowings decreased as deposit growth satisfied the Company's funding needs. First Financial had total short-term borrowings of $811.7 million as of September 30, 2024 and $937.8 million as of December 31, 2023. Short-term borrowings with the FHLB were $765.0 million at September 30, 2024 and $800.0 million at December 31, 2023. There were no federal funds purchased included in short-term borrowings at September 30, 2024 or December 31, 2023.

Long-term debt, which may include subordinated notes, FRB/FHLB long-term advances or other borrowings, was $344.1 million at both September 30, 2024 and December 31, 2023. Outstanding subordinated debt totaled $313.2 million as of September 30, 2024 and $312.6 million as of December 31, 2023.

First Financial had no FHLB long-term advances at September 30, 2024 or December 31, 2023. First Financial's total remaining borrowing capacity from the FHLB was $513.9 million as of September 30, 2024.

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

Both First Financial and the Bank received investment grade credit ratings from Kroll Bond Rating Agency, Inc, an independent rating agency. These credit ratings impact the cost and availability of financing to First Financial, and a downgrade to these credit ratings could affect First Financial's or the Bank’s ability to access the credit markets and potentially increase borrowing costs, negatively impacting financial condition and liquidity. Key factors in maintaining high credit ratings include consistent and diverse earnings, strong credit quality and capital ratios, diverse funding sources and disciplined liquidity monitoring procedures. The ratings of First Financial and the Bank at September 30, 2024 were as follows:

	First Financial Bancorp	First Financial Bank
Senior Unsecured Debt	BBB+	A-
Subordinated Debt	BBB	BBB+
Short-Term Debt	K2	K2
Deposit	N/A	A-
Short-Term Deposit	N/A	K2

Table of Content
For ease of borrowing execution, First Financial utilizes a blanket collateral agreement with the FHLB. First Financial pledged $6.2 billion of certain eligible residential, commercial and farm real estate loans, home equity lines of credit and government, agency, and CMBS securities as collateral for borrowings from the FHLB as of September 30, 2024.

First Financial's principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. AFS securities were 97.6% and 97.4% of the total investment portfolio as of September 30, 2024 and December 31, 2023, respectively. The market value of investment securities classified as AFS totaled $3.2 billion at September 30, 2024 and $3.0 billion at December 31, 2023.  As of September 30, 2024, $1.8 billion of AFS securities were unpledged and there were $1.4 billion of securities available to be sold at breakeven. Additionally, $490.3 million of AFS securities have floating rates and could be sold with minimal losses at September 30, 2024.

HTM securities that are maturing within a short period of time can be an additional source of liquidity. As of both September 30, 2024 and December 31, 2023, the Company had no HTM securities maturing within one year.

In total, First Financial expects $680.9 million of cash flows from its investment portfolio in the next 12 months.

Other sources of liquidity include interest-bearing deposits with other banks. At September 30, 2024, these balances totaled $660.6 million. Additionally, First Financial had unused and available overnight wholesale funding sources of $4.6 billion, or 25.3% of total assets, to satisfy the liquidity needs of the Company.

First Financial also has a $40.0 million short-term credit facility with an unaffiliated bank that matures in December, 2024. This facility has a variable interest rate and provides First Financial additional liquidity, if needed, for various corporate activities including the repurchase of First Financial common stock and the payment of dividends to shareholders. First Financial had no outstanding balance on this short-term credit facility as of September 30, 2024 and December 31, 2023. The credit agreement requires First Financial to comply with certain covenants including those related to asset quality and capital levels, and First Financial was in compliance with all covenants associated with this facility as of September 30, 2024 and December 31, 2023. This credit facility also required First Financial to pledge as collateral the Bank's common stock where the lender is granted a security interest in this collateral.

Certain restrictions exist regarding the Bank's ability to transfer funds to First Financial in the form of cash dividends, loans, other assets or advances and the approval of the Bank's primary federal regulator is required to pay dividends in excess of regulatory limitations.  Dividends paid to First Financial from the Bank totaled $150.0 million for the first nine months of 2024.  As of September 30, 2024, the Bank had retained earnings of $956.9 million, of which $234.1 million was available for distribution to the Bancorp without prior regulatory approval. As an additional source of liquidity, First Financial had $193.9 million in cash at the parent company as of September 30, 2024.

Share repurchases also impact First Financial's liquidity. For further information regarding share repurchases, see the Capital section that follows.

Capital expenditures were $14.1 million and $18.1 million for the first nine months of 2024 and 2023, respectively. Management believes sufficient liquidity exists to fund its future capital expenditure commitments.

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

Table of Content
requirements also provide strict eligibility criteria for regulatory capital instruments and change the method for calculating risk-weighted assets in an effort to better identify riskier assets, such as highly volatile commercial real estate and nonaccrual loans.

First Financial's tier 1 capital increased 31 bps to 12.37% at September 30, 2024 compared to 12.06% at December 31, 2023, while the total capital ratio increased to 14.58% at September 30, 2024 compared to 14.26% at December 31, 2023. The leverage ratio increased to 9.93% at September 30, 2024 from 9.70% at December 31, 2023. The Company’s tangible common equity ratio increased to 7.98% at September 30, 2024 from 7.17% at December 31, 2023, while the Company's tangible book value per share increased to $14.26 at September 30, 2024 from $12.38 at December 31, 2023. These increases are primarily a result of the Company's strong earnings and improvement in AOCI due to fewer unrealized losses on the investment securities portfolio resulting from lower interest rates.

As of September 30, 2024, management believes that First Financial met all capital adequacy requirements to which it was subject.  The Company's most recent regulatory notifications categorized First Financial as "well-capitalized" under the regulatory framework for prompt corrective action. There have been no conditions or events since those notifications that management believes have changed the Company's categorization. Total regulatory capital exceeded the minimum requirement by $563.3 million on a consolidated basis at September 30, 2024.

The following tables present the actual and required capital amounts and ratios as of September 30, 2024 and December 31, 2023 under the Basel III Capital Rules and include the minimum required capital levels based on the phase-in provisions of the Basel III Capital Rules. Capital levels required to be considered "well capitalized" are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum capital required - Basel III		PCA requirement to be considered well capitalized
(Dollars in thousands)	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
September 30, 2024
Common equity Tier 1 capital to risk-weighted assets
Consolidated	$1,661,759	12.04%	$966,051	7.00%	N/A	N/A
First Financial Bank	1,727,245	12.52%	965,544	7.00%	$896,576	6.50%

Tier 1 capital to risk-weighted assets
Consolidated	1,706,796	12.37%	1,173,062	8.50%	N/A	N/A
First Financial Bank	1,727,777	12.53%	1,172,446	8.50%	1,103,479	8.00%

Total capital to risk-weighted assets
Consolidated	2,012,349	14.58%	1,449,076	10.50%	N/A	N/A
First Financial Bank	1,891,991	13.72%	1,448,316	10.50%	1,379,348	10.00%

Leverage ratio
Consolidated	1,706,796	9.93%	687,540	4.00%	N/A	N/A
First Financial Bank	1,727,777	10.06%	687,250	4.00%	859,063	5.00%

Table of Content

	Actual		Minimum capital required - Basel III		PCA requirement to be considered well capitalized
(Dollars in thousands)	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
December 31, 2023
Common equity tier 1 capital to risk-weighted assets
Consolidated	$1,568,815	11.73%	$936,192	7.00%	N/A	N/A
First Financial Bank	1,701,338	12.73%	935,746	7.00%	$868,907	6.50%

Tier 1 capital to risk-weighted assets
Consolidated	1,613,480	12.06%	1,136,805	8.50%	N/A	N/A
First Financial Bank	1,701,840	12.73%	1,136,263	8.50%	1,069,424	8.00%

Total capital to risk-weighted assets
Consolidated	1,907,441	14.26%	1,404,289	10.50%	N/A	N/A
First Financial Bank	1,830,677	13.69%	1,403,619	10.50%	1,336,780	10.00%

Leverage ratio
Consolidated	1,613,480	9.70%	665,125	4.00%	N/A	N/A
First Financial Bank	1,701,840	10.24%	664,781	4.00%	830,976	5.00%

Shareholder dividends. First Financial paid a dividend of $0.24 per common share on September 16, 2024 to shareholders of record as of September 2, 2024. Additionally, First Financial's board of directors authorized a dividend of $0.24 per common share, payable on December 16, 2024 to shareholders of record as of December 2, 2024.

Share repurchases. First Financial's board of directors approved a stock repurchase plan (the 2024 Stock Repurchase Plan) effective January 1, 2024, replacing the 2022 Stock Repurchase Plan which became effective in January 2022. The 2024 Stock Repurchase Plan continues for two years and authorized the purchase of up to 5,000,000 shares of the Company's common stock and will expire December 31, 2025. First Financial did not repurchase any shares under this plan in during 2024. Therefore, at September 30, 2024, all 5,000,000 common shares remained available for repurchase under the 2024 Stock Repurchase Plan.

Shareholders' equity. Total shareholders’ equity was $2.5 billion at September 30, 2024 and $2.3 billion at December 31, 2023. The increase from year-end was due the the Company's earnings as well as improvement in AOCI due to lower interest rates.

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

Table of Content
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

Non-maturity deposit modeling is particularly dependent on the assumption for repricing sensitivity known as a beta. Beta is the amount by which First Financial’s interest bearing non-maturity deposit rates will increase when short-term interest rates rise. The Company utilized a weighted average deposit beta of 44% in its interest rate risk modeling as of September 30, 2024. First Financial also includes an assumption for the migration of non-maturity deposit balances into CDs for all upward rate scenarios beginning with the +100 bps scenario, thereby increasing deposit costs and reducing asset sensitivity.

Presented below is the estimated impact on First Financial’s NII and EVE position as of September 30, 2024, assuming immediate, parallel shifts in interest rates:

Table of Content

	% Change from base case for immediate parallel changes in rates
	-100 bps	+100 bps	+200 bps
NII-Year 1	(5.39)%	3.57%	5.11%
NII-Year 2	(4.56)%	2.84%	3.14%
EVE	(1.50)%	0.88%	0.77%

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

First Financial continually evaluates the sensitivity of its interest rate risk position to modeling assumptions. The following table reflects First Financial’s estimated NII sensitivity profile as of September 30, 2024 assuming a 25% increase and a 25% reduction to the beta assumption on managed rate deposits:

	Beta sensitivity (% change from base)
	+100 BP		+200 BP
	Beta 25% lower	Beta 25% higher	Beta 25% lower	Beta 25% higher
NII-Year 1	4.78%	2.36%	6.27%	3.94%
NII-Year 2	4.01%	1.67%	4.26%	2.01%

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

Management, including the Balance Sheet Strategies and Asset Liability Committee, monitors liquidity through a regular review of asset and liability maturities, funding sources, and loan and deposit forecasts. The Company continually refines and updates its liquidity risk management processes, such as refining the contingency funding plan, meeting frequently, and securing additional contingent borrowing capacity. The Company maintains strategic and contingency liquidity plans to ensure sufficient available funding to satisfy requirements for balance sheet growth, properly manage capital market funding sources and to address unexpected liquidity requirements.

Management closely monitors the usage of excess business deposits, the balance of personal deposits and the broader macroeconomic environment. This monitoring includes consideration of various metrics and establishment of internal thresholds related to balance sheet composition, borrowing composition, and liquidity composition. Balance sheet composition metrics reviewed include the loan to deposit, loans to total assets and core deposits to total assets ratios among others. Borrowing composition monitoring includes, but is not limited to, consideration of borrowing capacity as a percentage of total assets, brokered CDs as a percentage of total assets and Fed funds lines to total assets. Liquidity composition ratios include remaining liquidity to total assets, and tier 1 liquidity sources as a percentage of both 30 and 90 day maturing liabilities, among others. As of September 30, 2024, all metrics reviewed were within the Company's policy limits.

Table of Content
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

CRITICAL ACCOUNTING ESTIMATES

First Financial’s Consolidated Financial Statements are prepared based on the application of the Company's accounting policies.  These policies require the reliance on estimates and assumptions which are inherently subjective and may be susceptible to significant change.  Changes in underlying factors, assumptions or estimates could have a material impact on First Financial’s future financial condition and results of operations. In management’s opinion, some of these estimates and assumptions have a more significant impact than others on First Financial’s financial reporting.  For First Financial, these estimates and assumptions include accounting for the ACL - loans and leases, goodwill, pension and income taxes.  The estimates and assumptions are discussed in detail in the Critical Accounting Estimates section of Management’s Discussion and Analysis in First Financial’s 2023 Annual Report.  There were no changes to the accounting estimates and assumptions for the ACL, goodwill, pension or income taxes during the nine months ended September 30, 2024.

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

Table of Content
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

Additional factors that may cause our actual results to differ materially from those described in our forward-looking statements can be found in our Form 10-K for the year ended December 31, 2023, as well as our other filings with the SEC, which are available on the SEC website at www.sec.gov.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On January 27, 2022, the Board announced that it authorized a stock repurchase plan that provided for the purchase of up to 5,000,000 shares of common stock of the Company (the 2022 Stock Repurchase Plan). The 2022 Stock Repurchase Plan became effective January 1, 2022, upon the expiration of the previously authorized stock repurchase plan, and expired December 31, 2023. In December 2023 the Board authorized a new two-year plan effective January 1, 2024, that provides for the purchase of up to 5,000,000 shares of the common stock of the Company (the “2024 Stock Repurchase Plan”). The Company did not purchase any shares under the 2024 Stock Repurchase Plan in the third quarter of 2024.

Item 5.    Other Information.

During the three months ended September 30, 2024, none of the Company's officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

FIRST FINANCIAL BANCORP.
(Registrant)

/s/ James M. Anderson		/s/ Scott T. Crawley
James M. Anderson		Scott T. Crawley
Executive Vice President and Chief Financial Officer		Senior Vice President and Controller
(Principal Accounting Officer)

Date	11/7/2024	Date	11/7/2024