Form 10-K
period 2024-12-31
FIRST FINANCIAL BANCORP /OH/
filed 2025-02-20
CIK 708955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934
Commission File Number 001-34762
FIRST FINANCIAL BANCORP.
(Exact name of registrant as specified in its charter)

Ohio			31-1042001
(State of incorporation)			(I.R.S. Employer Identification No.)

255 East Fifth Street, Suite 900	Cincinnati	Ohio	45202
(Address of principal executive offices)			(Zip Code)
Registrant's telephone number, including area code:  (877) 322-9530
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, No par value	FFBC	The NASDAQ Stock Market LLC
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
☐ Yes    ☒  No
The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the sales price of the last trade of such stock as of June 30, 2024, was $2,078,427,000.  (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)
As of February 19, 2025, there were issued and outstanding 95,423,752 common shares of the registrant.

Documents Incorporated by Reference:
Portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2024 (Exhibit 13) are incorporated by reference into Parts I, II and III. Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 2025 are incorporated by reference into Part III.

FORM 10-K CROSS REFERENCE INDEX

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K and the documents incorporated by reference that are not statements of historical fact, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, the statements specifically identified as forward-looking statements within this Annual Report on Form 10-K. In addition, certain statements in future filings by us with the SEC, in press releases, and in oral and written statements made by or with our approval, which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include: (i) projections of income or expense, earnings per share, the payment or non-payment of dividends, capital structure and other financial items; (ii) statements of our plans and objectives of our management or Board of Directors, including those relating to products or services or potential acquisition activity; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” "likely," “expected,” "estimated," “intends,” “can,” “may,” “should,” “potential,” “believe,” “could,” “will,” “desire,” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

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

Forward-looking statements involve risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including those factors and events identified (i) in "Item 1A. Risk Factors" of this Annual Report on Form 10-K and (ii) in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of First Financial's 2024 Annual Report to Shareholders (included within Exhibit 13 to this Annual Report on Form 10-K and incorporated by reference into Item 7 of this Annual Report on Form 10-K).

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

Commercial and industrial loans are made to all types of businesses for a variety of purposes including, but not limited to, inventory, receivables and equipment.  First Financial works with businesses to meet their shorter-term working capital needs while also providing long-term financing for their business plans.  First Financial also offers lease and equipment financing primarily through its wholly-owned subsidiary Summit Funding Group, Inc. (Summit) (discussed below).  Credit risk for lending activities is managed through standardized loan policies, established and authorized credit limits, centralized portfolio management and the diversification of market area and industries.  The overall strength of the borrower is evaluated through the credit underwriting process and includes a variety of analytical activities, including the review of historical and projected cash flows, financial performance, financial strength of the principals and guarantors and collateral values, where applicable.

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

Bannockburn Global Forex (Bannockburn), a division of the Bank, is an industry-leading capital markets firm based in Cincinnati, Ohio, that provides transactional currency payments, foreign exchange hedging, commodities hedging and other advisory products to closely held enterprises, financial sponsors and downstream financial institutions across the United States. Their primary focus is on small- and middle-market clients that have a need for tailored foreign exchange solutions. Bannockburn has a nationwide presence with offices in 10 locations throughout the U.S.

Agile Premium Finance, a division of the Bank, is among industry leaders in the premium finance lending space and is active in all 50 states. Headquartered in Lincolnshire, IL, Agile originates commercial loans for the payment of annual premiums for property and casualty insurance for businesses. Agile loans are secured by the unearned premium of the insurance policies and have an average original term of approximately ten months. .

Information regarding statistical disclosure required by the Securities and Exchange Commission’s Industry Guide 3 is included in "Table 4 - Statistical Information" of First Financial's 2024 Annual Report to Shareholders for the year ended December 31, 2024, and is incorporated herein by reference.

First Financial's executive office is located at 255 East Fifth Street, Suite 2900, Cincinnati, Ohio 45202, and the telephone number is (877) 322-9530.  We maintain a website with the address www.bankatfirst.com. The information contained on our website is not included, a part of or incorporated by reference into this Annual Report on Form 10-K. First Financial makes available its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, free of charge, as soon as reasonably practicable after filing with the Securities and Exchange Commission (SEC), through its website, www.bankatfirst.com under the “Investor Relations” link, under “Financial Reporting.”  Copies of such reports also can be found on the SEC’s website at www.sec.gov.

Human Capital

As of December 31, 2024, First Financial had approximately 2,090 employees located primarily in the states of Ohio, Indiana, Kentucky, and Illinois.

Employee Wellbeing. Investing in our people is a key part of our culture at First Financial and our programs provide tools for our employees to invest in their health and wellbeing. The Company firmly believes that wellbeing is directly linked to engagement and engagement is a key pillar in our overall success. First Financial invests in employees and their families through various programs. One such program is the “Wellbeing Program,” designed to support employees and their families in a holistic way, focusing on the five core areas of wellbeing: physical, financial, social, community and purpose. The program provides employees with incentives (such as health savings account contributions, paid time off and reimbursements) in exchange for voluntary participation in a range of activities, including an annual physical, health-risk assessment, webinar participation, community service, financial assistance programs and enrollment in Company sponsored fitness activities. In 2024, 59% of eligible employees qualified for benefits under the Wellbeing Program.

Compensation and Benefits. First Financial offers employees competitive short-term and long-term compensation, a comprehensive set of benefits including health, dental and vision insurance, free or low-cost access to an independent provider of primary care clinics and behavioral health services, life and disability programs, paid time off, parental leave, product discounts and various expense reimbursement programs. First Financial also provides all eligible employees with an annual allocation to the First Financial Pension Plan of 5% of eligible annual pay. The pension allocation is 100% company-paid, fully-vested and portable. The Bank regularly reviews its total rewards practices to ensure compensation is equitable, taking into consideration such factors as experience, education, performance and market data.

Employee Engagement. First Financial believes that talented and engaged employees are critical for the success of the Company, its subsidiaries, its associates and the clients and communities it serves. First Financial launched its engagement strategy in 2020, partnering with a third party to create a culture of highly engaged employees by measuring employee engagement, providing manager training and coaching and developing action plans to deepen engagement. In July 2024 First Financial launched its fifth all-associate engagement survey. The Bank sets clear expectations of managers for high-levels of accountability and to foster engagement principles. This focus drives the Company's success in improved client relations and outcomes. The engagement strategy includes coaching and training, intentional action plans, sharing success stories, and highlighting engagement champions. The 2024 survey results showed a marked increase in engagement from the survey conducted in 2023, reinforcing the belief that employee engagement is strongly woven into the culture. As in prior years, teams throughout the Bank continue to engage in team huddles, manager and team training, town halls, mentoring, career and leadership development programs, and updated action plans to continue to drive engagement across the Company. In 2024, we hosted monthly virtual town hall meetings for all associates, sharing business updates, opening the lines of communications and answering associate questions. In conjunction with senior management and town hall meetings, additional pulse surveys were completed which provided insight into our associates’ needs, shaping future engagement strategies.

Respectful Workplace. First Financial strives to maintain a workplace that fosters our culture and aligns with our values. We expect that associates treat each other in a manner consistent with our culture and our policies, whether the individual is a fellow associate, member of management, customer, vendor or visitor to our premises. We seek out and celebrate differing opinions, expertise and experiences of our employees. First Financial supports eight associate-led Business Resource Groups (BRGs) designed to facilitate networking and leadership development. BRGs meet regularly throughout the year and host a variety of in person and virtual engagement opportunities.

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

First Financial acquired $97.8 million of assets and $2.7 million of liabilities in the transaction, resulting in $1.8 million of goodwill. Acquisition accounting adjustments are considered preliminary at December 31, 2024. Operating results from the Agile acquisition have been included in the Consolidated Statements of Income since the acquisition date

Acquisition accounting adjustments are considered preliminary at December 31, 2024, and are subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values become available. The measurement period for the Agile acquisition ends in February 2025.

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

First Financial faces strong competition from financial institutions and other non-financial organizations. Its competitors include local and regional financial institutions, savings and loans and bank holding companies, as well as some of the largest banking organizations in the United States. In addition, other types of financial institutions, such as credit unions, offer a wide range of loan and deposit services that are competitive with those offered by First Financial. The consumer is also served by brokerage firms and mutual funds that provide checking services, credit cards, margin loans and other services similar to those offered by First Financial. Online lenders also create additional competition, particularly in the mortgage and consumer lending areas. Major consumer retail stores compete for loans by offering credit cards and retail installment contracts. It is anticipated that competition from other financial and non-financial services entities will continue and, for certain products and services, intensify. First Financial also competes with Financial Technology Companies (“FinTechs”) which provide similar services to financial institutions while operating predominantly online and without the use of physical branch locations in a customer’s market area. Digital assets and cryptocurrencies also operate as competitors, as many of these digital assets and cryptocurrencies seek to provide payment functionality. Many customers either hold or may consider holding money that would typically be held in deposit accounts or investments in the form of digital assets or cryptocurrencies, which serves as competition for deposits.

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

Federal Reserve System

The Federal Reserve Board requires all depository institutions to maintain reserves at specified levels against their transaction accounts, primarily checking accounts. In response to the COVID-19 pandemic, the Federal Reserve Board reduced reserve requirement ratios to 0% effective on March 26, 2020, to support lending to households and businesses. The reserve requirement ratio remained at 0% as of December 31, 2024.

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

In accordance with the Basel III Capital Rules, in order to be “well-capitalized” under the prompt corrective action guidelines, a bank must have a common equity tier 1 capital ratio of at least 6.5%, a total risk-based capital ratio of at least 10.0%, a tier 1 risk-based capital ratio of at least 8.0% and a leverage ratio of at least 5.0%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level or any capital measure. At December 31, 2024, the Bank met the capital ratio requirements to be deemed “well-capitalized.”

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

In the semiannual update for the restoration plan in June 2022, the FDIC projected that the DRR was at risk of not reaching the statutory minimum of 1.35% by September 30, 2028, the statutory deadline to restore the DRR. Based on this update, the FDIC Board approved an amended restoration plan, and concurrently proposed an increase in initial base deposit insurance assessment rate schedules uniformly by two basis points, applicable to all insured depository institutions. In October 2022, the FDIC Board finalized the increase with an effective date of January 1, 2023, applicable to the first quarterly assessment period of 2023. The revised assessment rate schedules are intended to increase the likelihood that the DRR reaches the statutory minimum level of 1.35% by September 30, 2028. In the FDIC’s most recent semiannual update for the amended restoration plan in October 2024, the FDIC staff projected that the reserve ratio remains on track to reach the statutory minimum of 1.35% ahead of the deadline of September 30, 2028. As a result, the FDIC staff recommended no changes to the amended restoration Plan and all scheduled assessment rates were maintained.

On November 16, 2023, the FDIC adopted a final rule implementing a special assessment to recover the loss to the DIF arising from the protection of uninsured depositors following the failures of Silicon Valley Bank and Signature Bank. The assessment base for the special assessment is equal to an insured depository institution’s estimated uninsured deposits reported for the quarter ended December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits. The FDIC began collecting the special assessment at an annual rate of approximately 13.4 basis points, over eight quarterly assessment periods, beginning with the first quarter of 2024. The Bank recorded $0.2 million and $0.9 million of expense related to the special assessment in 2024 and 2023, respectively.

As of December 31, 2024, the Bank reported $5.9 billion in uninsured deposits.

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

On July 22, 2020, the CFPB issued a final small dollar loan rule related to payday, vehicle title and certain high cost installment loans (the Small Dollar Rule) that modified a former rule that was issued in November 2013. Lenders were required to comply with the Small Dollar Rule by June 13, 2022. Specifically, the Small Dollar Rule revokes provisions contained in the 2013 rule that: (i) provide that it is an unfair and abusive practice for a lender to make a covered short-term or longer-term balloon-payment loan, including payday and vehicle title loans, without reasonably determining that consumers have the ability to repay those loans according to their terms; (ii) prescribe mandatory underwriting requirements for making the ability-to-repay determination; (iii) exempt certain loans from mandatory underwriting requirements; and (iv) establish related definitions, reporting, and recordkeeping requirements. The effective date for nationwide compliance with the Final Small Dollar Rule is March 30, 2025.

Separately, the federal bank regulatory agencies issued interagency guidance on May 20, 2020, to encourage banks, savings associations, and credit unions to offer responsible small-dollar loans to customers for consumer and small business purposes. The Small Dollar Rule did not have a material effect on First Financial’s financial condition or results of operations on a consolidated basis in 2023 or 2024.

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

On October 24, 2023, the federal banking agencies, including the Federal Reserve Board, issued a final rule designed to strengthen and modernize the regulations implementing the CRA. The changes are designed to encourage banks to expand access to credit, investment and banking services in low- and moderate-income communities, adapt to changes in the banking industry, including mobile and internet banking, provide greater clarity and consistency in the application of the CRA regulations and tailor CRA evaluations and data collection to bank size and type. The applicability date for the majority of the changes to the CRA regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027; however, these dates are likely to change due to ongoing litigation regarding the CRA rule changes. First Financial cannot predict the impact the changes to the CRA will have on its operations at this time.

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

Office of Foreign Assets Control Regulation

The United States Treasury Department’s Office of Foreign Assets Control (OFAC) administers and enforces economic and trade sanctions against targeted foreign countries and regimes, under authority of various laws, including designated foreign countries, nationals and others. OFAC publishes lists of specially designated targets and countries. First Financial is responsible for, among other things, blocking accounts of, and transactions with, such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Failure to comply with these sanctions could have serious financial, legal and reputational consequences, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations. The Bank has established policies and procedures that it considers to be in compliance with the requirements and obligations of OFAC and the laws it regulates.

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

In the ordinary course of business, First Financial relies on electronic communications and information systems to conduct its operations and to store sensitive data. First Financial employs an in-depth, layered, defensive approach that leverages people, processes, third-party service providers, encryption and multi-factor authentication technology to manage and maintain cybersecurity controls. First Financial utilizes a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as report on any suspected advanced persistent threats. Notwithstanding the strength of First Financial’s defensive measures, the threat from cybersecurity-attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. First Financial’s systems and those of its customers and third party service providers are under constant threat and it is possible that First Financial could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, in addition to the expanding use of internet banking, mobile banking and other technology-based products and services by us and our customers.

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

Item 1A. Risk Factors.

The risks listed here are not the only risks we face. Additional risks that are not presently known, or that we presently deem to be immaterial, also could have a material effect on our financial condition, results of operations, business and prospects. Additionally, the aggregate impact of multiple risk factors, whether presently deemed material or immaterial, could similarly result in a material effect on our financial condition, results of operations, business and prospects. (See also “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for certain forward looking statements.)

Risks Related to Economic and Market Conditions

Weakness in the economy and governmental policies, whether or not adopted in response to economic conditions such as inflation, may adversely affect us.

Our success depends, in part, on economic and political conditions, local and national, as well as governmental fiscal and monetary policies. Conditions such as inflation, deflation, recession, unemployment, changes in interest rates, tariffs, fiscal and monetary policy and other factors beyond our control may affect our deposit levels and composition, demand for loans and other products and services, the ability of borrowers to repay their loans and the value of the collateral securing the loans it makes. Economic turmoil in different regions of the world, as well as military conflicts such as those currently ongoing in Ukraine and the Middle East, affect the economy and stock prices in the United States, which can affect our earnings and capital and the ability of our customers to repay loans.

The new Presidential administration has stated its intention to scrutinize the United States’ trade relationships with its economic partners, indicated an interest in renegotiating trade agreements, and stated a willingness to implement tariffs with some of the United States’ trade partners which could lead to trade wars. These statements by the administration have signaled a change in the United States’ economic policies, and it is not clear which policies, if any, will be implemented and what effect these policies may have on the local, national, and global economy. Trade wars and tariffs can affect the economy and stock prices in the United States and can impact the costs of goods paid by customers, which can affect our deposit levels and concentration, the demand for loans and other products and services and the ability of our customers to repay outstanding loans, which could adversely affect our financial condition and the results of operations.

If the strength of the United States economy declines, this could result in, among other things, a deterioration of credit quality, altered consumer spending habits or a reduced demand for credit, including a resultant effect on our loan portfolio and allowance for credit losses. While the Federal Reserve began cutting the target fed funds rate in 2024, there are no assurances that it will continue to cut the target fed funds rate in 2025 and it may remain open to increasing rates further should inflation dynamics remain unfavorable. This scenario of higher short-term interest rates for a longer period than currently anticipated by market participants (“higher for longer”), along with other factors, could also result in higher delinquencies and greater charge-offs in future periods, which could materially affect our financial condition and results of operations.

There is no assurance that our non-impaired loans will not become impaired or that our impaired loans will not suffer further deterioration in value. A slowing labor market, declining savings, higher interest rates and sticky inflation could cause financial stress to consumers and slacken consumption. The fluctuations in national, regional and local economic conditions, including those related to local residential, commercial real estate and construction markets, may result in increased charge-offs and, consequently, reduce our net income. These fluctuations are not predictable, cannot be controlled and may have a material impact on our operations and financial condition even if other favorable events occur.

Changes in market interest rates or financial markets could affect our revenues and expenses, the value of assets and obligations, and the availability and cost of capital or liquidity.

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

In addition to the general impact of the economy, changes in interest rates or in valuations in the debt, equity, commodities or currency markets could directly impact us in one or more of the following ways:

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
•the reset on interest rates on adjustable rate mortgages could cause financial strain on borrowers, making them more likely to default; or
•to the extent we access capital markets to raise funds to support our business, such changes could affect the cost of such funds or the ability to raise such funds.

Although we have implemented procedures we believe will reduce the potential effects of changes in interest rates on our results of operations, these procedures may not always be successful. In addition, any substantial or prolonged change in market interest rates could affect our financial condition, results of operations and liquidity. During 2024, the target fed funds rate decreased by 100 basis points. Because our balance sheet is asset sensitive, these interest rate decreases resulted in a decline in our net income in 2024.

The Presidential Administration’s regulatory agenda could result in substantial impact to our regulatory compliance procedures and operations.

We anticipate that the Presidential administration will seek to implement a regulatory reform agenda that is significantly different than that of the Biden administration, impacting the rulemaking, supervision, examination and enforcement priorities of the federal banking agencies. While we do not specifically know what these changes will be, we may be required to implement different compliance procedures and modify our policies and activities to comply with changes set forth by the administration. This may cause us to incur additional costs and expenses, and dedicate additional resources, to achieve compliance with any changes from the Presidential administration, which can impact our financial condition and the results of our operations.

Local economic factors may adversely affect our business and the results of our operations.

Our community banking business model and local market focus has led to a concentration in the markets in which we operate, namely Indiana, Ohio, Kentucky and Illinois. As a result of this geographic concentration, our results of operations are largely dependent on economic conditions in these local markets. Changes to the economic conditions in these local markets, which may be different from the national economic conditions, may adversely affect our financial condition and the results of our operations.

Declines in the local economic conditions in our market areas could impact: our deposit levels and composition; the demand for our products and services; the strength of our credit quality; the demand for loans; the ability of borrowers to repay their loans; the value of collateral securing loans; the number of foreclosures and workouts; the amount of our allowance for credit losses; and the number of loans that we charge off. This can lead to a detrimental impact on our financial condition and the results of our operations.

Our loan portfolio and investments in mortgage-backed securities consist of a significant number of loans secured by real estate and other assets, the value of which can be affected by national and local market conditions.

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans and hold as investments a number of mortgage-backed securities, including collateralized mortgage obligations. Many of our loans are secured by real estate (both residential and commercial) within our market area. A major change in the real estate market, such as deterioration in the value of collateral, or in the local or national economy, could affect our customers' ability to pay these loans, which in turn could impact our results of operations and financial condition. Additionally, increases in unemployment also may affect the ability of certain clients to repay loans and the financial results of commercial clients in localities with higher unemployment, may result in loan defaults and foreclosures and may impair the value of our collateral. Increases in loan defaults may also lead to additional losses in our investments in mortgage-backed securities, including collateralized mortgage obligations.

In 2024, we experienced losses in mortgage-backed securities primarily due to a $9.7 million impairment loss on two commercial mortgage backed securities where the underlying collateral consisted of skilled nursing facilities with credit deterioration, which we expect to sell in the near term. This is especially relevant in light of the ongoing inflationary pressures and potential impact of trade wars and tariffs to increase those inflationary pressures.

Loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by monitoring carefully our extensions of credit. In 2024, our classified asset balances increased $83.1 million, driven by a $45.0 million asset that was recorded following the mutually agreed upon termination of a foreign exchange trade, as well as the downgrade of three commercial real estate loans, one commercial and industrial loan and one construction loan. Continued increases in our classified asset balances and/or an increase in loan defaults may also increase our costs associated with servicing these loans, foreclosing on properties and costs of property maintenance on foreclosed properties. We cannot fully eliminate credit risk, and as a result, credit losses may increase in the future and impact our financial condition and results of operations.

Weakness in the secondary market for residential mortgage loans could affect our financial condition and results of operations.

Declines in demand for residential mortgage loans, changed government laws or regulations or other disruptions in the secondary market for residential mortgage loans can limit the market for and liquidity of many mortgage loans that we seek to sell in the secondary market. The effects of these disruptions to the secondary market for residential morgage loans, as well as reductions in residential real estate market prices and declining home sales, could affect the value of collateral securing mortgage loans that we hold, income generated from mortgage loan originations and profits on sales of mortgage loans in the secondary market. Such conditions could result in higher losses or charge-offs in our mortgage loan portfolio and other lines of business. Declines in real estate values, home sale volumes, financial stress on borrowers as a result of job losses, interest rate resets on adjustable rate mortgage loans or other factors, either independently or in the aggregate could have further effects on borrowers that could result in higher delinquencies and greater charge-offs in future periods, which would affect our financial condition or results of operations. A decline in home values or overall economic weakness could also have an impact upon the value of real estate or other assets which we own upon foreclosing a loan and our ability to realize value on such assets.

Our financial instruments carried at fair value expose us to certain market risks.

We maintain an available-for-sale investment securities portfolio, which includes assets with various types of instruments and maturities. At times, we also maintain certain assets that are classified and accounted for as trading assets. The changes in fair value of available-for-sale securities are recognized in shareholders' equity as a component of other comprehensive income, and these securities typically decrease in value when market interest rates rise. The changes in fair value of financial instruments classified as trading assets are carried at fair value with changes in fair value recognized in earnings. The fair value of financial instruments carried at fair value is exposed to market risks related to changes in interest rates and market liquidity. We manage the market risks associated with these instruments through broad asset/liability management strategies. Changes in the market values of these financial instruments or conditions that would require us to dispose of these investment securities earlier than anticipated could have a material impact on our financial condition or results of operations. We may classify additional financial assets or financial liabilities at fair value in the future.

Risks Related to Our Business

When we loan money, commit to loan money or enter into a letter of credit or other contract with a counterparty, we incur credit risk, or the risk of loss if our borrowers do not repay their loans or our counterparties fail to perform according to the terms of their contracts.

Since lending is one of our primary business activities, the credit quality of our portfolio can have a significant impact on our earnings. We estimate and establish reserves for credit risks we reasonably expect to occur over the expected life of our loan portfolio. This process, which is critical to our financial results and condition, requires difficult, subjective and complex judgments, including reviews of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans. As is the case with any such assessments, there is always the chance that we will fail to identify the proper factors, that we will fail to accurately estimate the impacts of factors that we identify, or that we fail to accurately estimate the aggregate impacts of factors that we identify, all of which could impact the credit quality of our portfolio and have an impact on the results of operations. In addition, large loans, letters of credit and contracts with individual counterparties in our portfolio magnify the credit risk that we face, as the impact of large borrowers and counterparties not repaying their loans or performing according to the terms of their contracts has a disproportionately significant impact on our credit losses, reserves and the results of operations.

The information that we use in managing our credit risk may be inaccurate or incomplete, which may result in an increased risk of default and otherwise have an effect on our business, results of operations and financial condition.

In deciding whether to extend credit or enter into other transactions with clients and counterparties, we may rely on information furnished by or on behalf of clients and counterparties, including financial statements and other financial information. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. Nonetheless, in the near-term, higher interest rates along with elevated costs are expected to weigh on firms’ profit margins. Although we regularly review our credit exposure to specific clients and counterparties and to specific industries that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to detect, such as fraud. Moreover, such circumstances, including fraud, may become more likely to occur or be detected in periods of general economic uncertainty. We may also fail to receive full information with respect to the risks of a counterparty. In addition, in cases where we have extended credit against collateral and/or guarantees, we may find that we are under-secured, for example, as a result of sudden declines in market values that reduce the value of collateral or due to fraud with respect to such collateral or the ability of a guarantor to fulfill its financial obligations. If such events or circumstances were to occur, it could result in a potential loss of revenue, increase in costs and have an effect on our business, results of operations and financial condition.

Our allowance for credit losses may prove to be insufficient to absorb losses in our loan portfolio.

We maintain an allowance for credit losses that we believe is a reasonable estimate of the expected losses over the expected life of the loan portfolio based on a CECL model. We believe that our allowance for credit losses is maintained at a level adequate to absorb expected losses over the life of the loans in the loan portfolio as of the corresponding balance sheet date. However, our allowance for credit losses may not be sufficient to cover actual credit losses, and future provision for credit losses could materially affect our operating results. The accounting measurements related to the allowance for credit losses require significant estimates which are subject to uncertainty and change related to new information and changing circumstances. Management estimates the allowance using relevant available information from both internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience paired with economic forecasts provide the basis for the quantitatively modeled estimation of expected credit losses. We adjust our quantitative model, as necessary, to reflect conditions not already considered by such model. Our estimates of the risk of loss and amount of loss on any loan are complicated by the significant uncertainties surrounding our borrowers’ abilities to successfully execute their business models through changing economic environments, competitive challenges and other factors. Because of the degree of uncertainty and susceptibility of these factors to change, our actual losses may vary from our current estimates.

In addition, bank regulators periodically review our allowance for credit losses and may require us to increase our provision for credit losses or recognize further loan charge-offs. The accounting guidance requires banks to record, at the time of origination, credit losses expected throughout the life of the asset on loans, leases and held-to-maturity debt securities. Under the CECL model, we are required to use historical information, current conditions and reasonable and supportable forecasts to estimate the expected credit losses. If the methodologies and assumptions we use in the CECL model prove to be incorrect, or inadequate, the allowance for credit losses may not be sufficient, resulting in the need for additional allowance for credit losses to be established, which could have a material adverse impact on our financial condition and results of operations. We adopted the CECL accounting guidance in 2020 and recognized a one-time cumulative effect adjustment to our allowance for credit losses and retained earnings as of January 1, 2020. Concurrent with the enactment of the CARES Act, federal bank regulatory agencies issued an interim final rule that delayed the estimated impact on regulatory capital resulting from the adoption of CECL. The interim final rule provided banking organizations that implemented CECL prior to the end of 2020 the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay.

We adopted CECL in the first quarter of 2020, including the regulatory phase-in. As a result of CECL, our financial results may be negatively affected as soon as weak or deteriorating economic conditions are forecasted and alter our expectations for credit losses. In 2022, we recorded $6.7 million of provision expense as our loan portfolio grew and the overall duration of the portfolio extended due to rising interest rates. In 2023, we recorded $43.1 million of provision expense as our loan portfolio grew, net charge-offs increased and the overall duration of the portfolio extended due to rising interest rates and slower loan prepayments. In 2024, we recorded $49.2 million of provision expense as our loan portfolio grew and the overall duration of the portfolio extended due slower loan prepayments. Depending upon future circumstances, as well as broader macroeconomic shifts, we may incur significant provision expense for credit losses in future periods.

Our foreign exchange business plays a crucial role in facilitating various financial transactions, including foreign exchange, interest rate, and commodity hedging for our commercial clients and is largely dependent upon a small number of large clients and market volatility that could adversely affect our financial condition, results of operations, and reputation.

In August 2019, First Financial acquired Bannockburn, which engages in various capital markets activities as part of its matched book business encompassing foreign exchange, interest rate, and commodity hedging transactions.
•Concentration risk: Bannockburn’s business model relies, to some extent, upon a small number of large clients. The loss of one or more of these large clients would adversely affect the revenue derived from Bannockburn.
•Market risk: Foreign currency and commodities transactions expose us to market risk, including fluctuations in foreign exchange rates, interest rates, and commodity prices. These fluctuations could result in financial losses or decreased revenues if we fail to accurately predict or manage these risks. Foreign currency and commodities transactions historically increase as market volatility increases. Sustained periods of stability in global financial markets could also adversely affect Bannockburn’s revenue.
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
•Political risk: Our foreign exchange business is also susceptible to the risk that political events or changes in government policies, such as renegotiated trade agreements or tariffs, could negatively impact the bank's matched book business.

We rely on other companies to provide key components of our business infrastructure, creating risks of failures or disruptions by such companies and cybersecurity incidents which may involve our customers’ information.

Digitalization and technological innovation continue to advance the trend of banks outsourcing technology operations and entering partnerships or other arrangements with third parties. Third parties provide key components of our business infrastructure, such as processing and internet connections and network access. These vendors also provide services that support our operations, including the storage and processing of sensitive consumer and business customer data, as well as our sales efforts. Any disruption in such services provided by these third parties, any failure of these third parties to handle current or higher volumes or any failure of third parties to perform in accordance with their agreements with us could affect our ability to deliver products and services to clients and to efficiently and effectively conduct our business. Technological or financial difficulties of a third-party service provider could affect our business to the extent such difficulties result in the interruption or discontinuation of services provided by that party, and could lead to potential regulatory issues, reputational harm and impact the results of our operations.

A cybersecurity breach of a vendor's system may result in theft of our data or disruption of business processes. A material breach of customer data security at a service provider's site may negatively impact our business reputation and cause a loss of customers, result in increased expense to contain the event and/or require that we provide credit monitoring services for affected customers, result in regulatory fines and sanctions, and possibly litigation. We may experience liability to our customers for losses arising from a breach of a vendor's data security system. We rely on our outsourced service providers to implement and maintain prudent cybersecurity controls. Furthermore, we may not be insured against all types of losses as a result of third-party failures, and our insurance coverage may be inadequate to cover all losses resulting from system failures or other disruptions. Failures in our business infrastructure could interrupt our operations, cause reputational harm, increase the costs of doing business and impact the results of our operations.

Unauthorized use or disclosure of sensitive or confidential client or customer information, whether through a breach of our computer systems or otherwise, or other breaches in the security of our systems could harm our business.

As part of our business, we collect, process, and retain sensitive and confidential client and customer information on behalf of our subsidiaries and other third parties. Despite the security measures we have in place, our facilities and systems, and those of our third party service providers, may be vulnerable to security breaches, acts of fraud, acts of vandalism, computer viruses, malware, ransomware, theft of information, misplaced or lost data, programming and/or human errors, or other similar events. Ransomware actors continue to affect the sector by targeting banks and their third parties. These attacks have the potential to affect banks and market operations by rendering critical data inaccessible as well as by threatening the confidentiality of customer data obtained by these bad actors or through data leaks. If information security is breached, information can be lost or misappropriated, resulting in financial loss or costs to us or damages to others. Our systems can be rendered inoperable, resulting in our inability to provide service to our customers. Any security breach involving the misappropriation, loss, destruction or unauthorized disclosure of confidential customer information, whether by us or by our vendors, could severely damage our reputation, lead to a loss of customers, expose us to the risk of litigation and liability, result in regulatory fines, penalties, or orders, disrupt our operations and have a material effect on our business, our financial condition and the results of our operations.

Cybersecurity risk management programs are expensive to maintain and mitigate cybersecurity risks, but will not protect us from all risks associated with maintaining the security of customer data and our proprietary data from external and internal intrusions, disaster recovery and failures in the controls used by our vendors. Employee error or misconduct may result in failure to implement policies and procedures designed to avoid risks. Moreover, as technology and cyberattacks change over time, we must continually monitor and change systems to guard against new threats, while also training our employees to remain diligent against cyberattacks. We may not know of and be able to guard against a new threat until after an attack has occurred. Congress and the legislatures of states in which we operate regularly consider legislation that would impose more stringent data privacy requirements which may result in increased costs of compliance and impact the results of our operations.

Any of these occurrences could result in our diminished ability to operate one or more of our businesses, potential civil liability, reputational damage and regulatory intervention in the form of requirements, restrictions and penalties, which could affect us our business and results of operations.

We rely on our systems, employees and certain counterparties, and certain failures or actions could affect our operations.

We are exposed to many types of operational risks, some of which are outside of our control, including, but not limited to, the risk of fraud or theft by employees and outsiders, clerical and record-keeping errors, computer/telecommunications systems malfunctions, and risks regarding the operations of our third party vendors. Our business is dependent on our ability to process a large number of increasingly complex transactions. If any of our financial, accounting or other data processing or technological systems fail or have other significant shortcomings, our business could be affected. We depend on internal systems and outsourced technology to support these data storage and processing operations, as well as harm our reputation amongst our customers. Our inability to use or access these information systems at critical points in time could unfavorably impact the timeliness and efficiency of our business operations. In recent years, some banks have experienced denial of service attacks in which individuals or organizations flood a bank's website with extraordinarily high volumes of traffic, with the goal and effect of disrupting the ability of the bank to process and/or communicate information about transactions. These, and similar types of attacks and/or breaches of data, could result in losses in the form of lost revenues, costs to remediate, reputational harm, litigation losses and other impacts to our financial condition and results of operations.

Additionally, we could be affected if one of our employees or a third-party service provider causes a significant operational breakdown or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems. We are also at risk of an impact on our systems and operations from natural disasters, accidents outside of our control, terrorism, international hostilities, and other exceptional or outlier events outside of our control. Such events can impact operational systems operated by us or others on which we rely and can result in an impact to our business operations and subsequent impacts to our financial condition and results of operations.

Misconduct by employees could include negligent, fraudulent, improper, or unauthorized activities on behalf of clients or improper use of confidential information. While we have implemented precautions to mitigate the risk, we may not be able to prevent employee or third party errors or misconduct, and the precautions we take to detect this type of activity might not be effective in all cases. Employee errors or misconduct could subject us to civil claims and/or regulatory enforcement actions, including fines, penalties and restrictions on our business.

In addition, continuing cyberattacks and current geopolitical tensions highlight the importance of heightened threat monitoring and safeguarding against disruptive attacks targeting the financial sector. There have been instances where financial institutions have been victims of fraudulent activity in which criminals pose as customers to initiate wire and automated clearinghouse transactions out of customer accounts. There have also been increased instances of scammers who target clients to gain access to their accounts to conduct transactions or convince customers to initiate transactions for the scammers’ benefit. Although we have policies and procedures in place to verify the authenticity of our customers, we cannot assure that such policies and procedures will prevent all fraudulent transfers. Such activity can result in financial liability to us and/or our customers and harm to our reputation and impact the results of our operations.

Our liquidity is dependent upon our ability to receive dividends from our subsidiaries, which accounts for most of our revenue and could affect our ability to pay dividends, and we may be unable to provide liquidity from other sources.

We are a separate and distinct legal entity from our subsidiaries, notably the Bank. We receive substantially all of our revenue from dividends from our subsidiaries. These dividends are the principal source of funds to pay dividends on our common shares and interest and principal on outstanding debt. Various federal and/or state laws and regulations limit or restrict the amount of dividends that the Bank and certain of our non-bank subsidiaries may pay us. Additionally, if our subsidiaries’ earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, we may not be able to make dividend payments to our common shareholders. As of December 31, 2024, the Bank had $255.9 million available to pay dividends to First Financial without prior regulatory approval.

To enhance liquidity, we may borrow under credit facilities or from other sources. Turbulence in the capital and credit markets may cause many lenders and institutional investors to reduce or cease to provide funding to borrowers and, as a result, we may not be able to further increase liquidity through additional borrowings under these market conditions.

Limitations on our ability to receive dividends from our subsidiaries or an inability to increase liquidity through additional borrowings, or inability to maintain, renew or replace existing credit facilities, could have a material effect on our liquidity and on our ability to pay dividends on our common shares and interest and principal on our debt.

As of December 31, 2024, we had indebtedness of $1.1 billion which was a decrease from $1.3 billion in 2023 in large part due to an increase in deposits. If deposits were to decrease, we may need to incur additional indebtedness to ensure that we have adequate levels of liquidity.

Clients could pursue alternatives to bank deposits, causing us to lose a relatively inexpensive source of funding.

Checking and savings account balances and other forms of client deposits, including uninsured deposits, could decrease if clients perceive alternative investments as providing superior expected returns. We regularly perform liquidity stress testing and sensitivity analyses of deposit assumptions. Both remain critical given recent trends in deposit balance and interest rate movements, as well as uncertainty regarding depositor behavior moving forward.

Consumers may move money out of bank deposits in favor of other investments, including digital assets or cryptocurrency or money market funds, or into alternative financial services providers. When clients move money out of bank deposits in favor of alternative investments or to alternative financial services providers, we can lose a relatively inexpensive source of funds, increasing our funding costs, and impacting the results of our operations. Sound liquidity risk management, including processes that ensure sufficient committed capacity to meet contingent liquidity needs, remains critical.

Our financial condition, results of operations, and stock price may be negatively impacted by unrelated bank failures and negative depositor and/or investor confidence in depository institutions.

The 2023 bank failures of Silicon Valley Bank in California, Signature Bank in New York, and First Republic Bank in California, and the decision of Silvergate Bank in California to voluntarily liquidate its assets and wind down operations have caused uncertainty in the investor community and negative confidence among bank customers generally.

While we do not believe that the circumstances of these banks' failures and liquidations are indicators of broader issues with the banking system, the failures may reduce customer confidence, affect sources of funding and liquidity, increase regulatory requirements and costs, adversely affect financial markets and/or have a lasting negative reputational ramification for the financial services industry, including us. These bank failures led to volatility and declines in the market for bank stocks and questions about depositor confidence in depository institutions, which in turn led to a greater focus by institutions, investors, and regulators on the on-balance sheet liquidity of and funding sources for financial institutions and the composition of its deposits. Notwithstanding, our efforts to promote deposit insurance coverage with our customers and otherwise effectively manage our liquidity, deposit portfolio retention, and other related matters, our financial condition, results of operation, and stock price may be adversely affected by future negative events within the banking sector and adverse customer or investor responses to such events.

Disruptions in our ability to access capital markets on desirable terms may affect our capital resources, liquidity and business.

We depend on wholesale capital markets to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, and to accommodate the transaction and cash management needs of our clients. Other sources of funding available to us, and upon which we rely as regular components of our liquidity risk management strategy, include inter-bank borrowings, repurchase agreements, and borrowings from the Federal Home Loan Bank system. Any occurrence that may limit our access to these sources on acceptable or desirable terms, such as a decline in the confidence of debt purchasers, a downgrade in our credit rating or a downgrade in the credit rating of our depositors or counterparties participating in the capital markets, may affect our capital costs and our ability to raise capital and, in turn, our liquidity.

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

The introduction, implementation, withdrawal, success and timing of business initiatives and strategies, including, but not limited to, the opening of new banking centers or entering into new product lines, may be less successful or may be different than anticipated, which could affect our business, financial condition and the results of our operations. The Bank makes certain projections and develops plans and strategies for its banking and financial products. If we do not accurately forecast demand for our banking and financial products, it could result in us incurring significant expenses without the anticipated increases in revenue, which could result in a material effect on the Bank’s business, capital, and/or results of our operations.

We may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud, or certain borrower defaults, which could harm our liquidity, results of operations and financial condition.

When we sell mortgage loans, whether as whole loans or pursuant to a securitization, we are required to make customary representations and warranties to the purchaser about the mortgage loans and the manner in which they were originated. Our whole loan sale agreements require us to repurchase or substitute mortgage loans in the event we breach any of these representations or warranties including those that are breached as a result of misrepresentations or fraud by the borrowers. While we have taken steps to enhance our underwriting policies and procedures to protect against breaches of these representations and warranties in subsequent sales of mortgage loans, there can be no assurance that these steps will be effective or reduce risk associated with loans sold in the past. If the level of repurchase and indemnity activity becomes material, our liquidity, results of operations and financial condition may be affected.

Competition in the financial services industry is intense and could result in our losing business and/or experiencing reduced margins.

We operate in a highly competitive industry that could become even more competitive as a result of legislative, regulatory and technological changes, and continued consolidation. We face aggressive competition from other domestic and foreign lending institutions as well as from numerous other providers of financial services. The ability of non-banking financial institutions to provide services previously limited to commercial banks has intensified competition. Because non-banking financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures. Securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. These developments may significantly change the competitive environment in which we conduct business. Some of our competitors have greater financial resources and/or face fewer regulatory constraints, such as FinTechs, digital assets or cryptocurrencies. FinTechs and other new technologies seek to complete financial transactions without banks or by utilizing banks that are not dependent on having physical branches in a customer’s market area. Consumers can also shop for higher deposit interest rates at banks across the country, which may offer higher rates because they have few or no physical branches and open deposit accounts electronically. Credit unions that compete with us have tas, regulatory and other advantages that allow them to price products and services more competitively. As a result of these various sources of competition, we could lose loan, deposit, or other types of business to competitors or be forced to price products and services on less advantageous terms to retain or attract clients, either of which could affect our profitability.

The principal bases for competition are pricing (including the interest rates charged on loans or paid on interest bearing deposits), product structure, the range of products and services offered and the quality of customer service (including convenience and responsiveness to customer needs and concerns). The ability to access and use technology is an increasingly important competitive factor in the financial services industry, and it is a critically important component to customer satisfaction as it affects our ability to deliver the right products and services. For example, digital or cryptocurrencies, blockchain, and other FinTech technologies that are designed to enhance transactional security have the potential to disrupt the financial industry, change the way banks do business, and reduce the need for banks as financial deposit-keepers and intermediaries.

Failure to adequately address the competitive pressures we face could make it harder for us to attract and retain customers across our businesses. Similarly, meeting these competitive pressures could require us to incur significant additional expense, to reevaluate the number of branches through which we serve our customers, or to accept risk beyond what we would otherwise view as desirable under the circumstances. In addition, in our interest rate sensitive business, pressure to increase rates on deposits or decrease rates on loans could reduce our net interest margin with a resulting negative impact on our net interest income. These competitive pressures could result in the loss of fee income and client deposits, increase our funding costs and impact our financial condition and results of our operations.

Maintaining or increasing market share depends on market acceptance and regulatory approval of new products and services.

Our success depends, in part, on our ability to develop, adapt, implement and release products and services to evolving industry standards. There is increasing pressure to provide products and services at lower prices with increased efficiency, which can reduce net interest income and noninterest income from fee-based products and services. In addition, the widespread adoption of new technologies, including digital or cryptocurrencies, blockchain and other “fintech” technologies, could require us to make substantial capital expenditures to modify or adapt existing products and services or develop new products and services. We may also make substantial capital expenditures through strategic partnerships or other corporate transactions to modify, adopt, develop or implement new technologies, products or services. We may not be successful in introducing new or modified products and services in response to industry trends or developments in technology or those new or modified products or services may not achieve market acceptance. As a result, we could lose business, be forced to price products and services on less advantageous terms to retain or attract clients, be subject to increased costs or have a detrimental effect on the results of our operations.

Failure to keep pace or successfully adopt new technologies could adversely affect the results of our operations.

In addition to the new products and services that new technologies,including digital or cryptocurrencies, blockchain and other “fintech” technologies, bring to customers, successful adoption and implementation of new technologies can allow us to increase efficiencies and enable us to better serve customers in a more efficient manner at reduced costs. Our success depends in part on recognizing the potential of new technology that can be implemented to achieve these benefits.

We may undertake additional costs to implement new technologies. If we are not successful in implementing the new technologies, or otherwise do not realize the intended efficiency and cost benefits of the implementation of new technologies, we may be unable to recover the costs incurred during the implementation.

Additionally, implementation of certain new technologies, such as artificial intelligence, machine learning and other large language models and similar technologies, can expose us to new or increased operational risks, including risks related to our system of internal controls. The implementation of these new technologies may have unintended consequences due to their limitations or failure to use and implement them effectively. Further, many of our competitors have greater resources to develop these and other new technologies without reliance on third party vendors or developers, which can reduce their costs and exposure to third party risks, which could put us at a competitive disadvantage.

Failure to attract and/or retain key employees could impact our business operations.

Another increasingly competitive factor in the financial services industry is the competition to attract and retain talented employees across many of our business and support areas, many of whom are key to executing our strategic plan and to maintaining relationships with the customers and communities they serve.

We face competition for talented employees not only by others in the financial services industry, but across sectors and geographic locations, as technological advancements have made it easier for employees to pursue opportunities that previously were inaccessible because of geographical restrictions. Failure to attract and/or retain key employees, or otherwise experiencing persistent or extreme levels of employee turnover, could lead to adverse effects on our business, financial condition or operating results and could also cause us to not pursue certain business opportunities.

Our wealth management business subjects us to a variety of investment and market risks.

At December 31, 2024, we had $3.7 billion in assets under management. A sharp decline or heightened volatility in the stock market could negatively impact the value of investments held by the bank's wealth management clients, which in turn impacts the amount of assets under management and subjects our earnings to additional risks and uncertainties. As our wealth management business grows, we may also face operational risk resulting from inadequate or failed internal processes, systems or errors, and regulatory risk, which could result in penalties or restrictions due to non-compliance with laws and regulations.

Additionally, many of the same technological advances that compete with our banking services may compete with our wealth management business. Some of our competitors have greater financial resources and/or face fewer regulatory constraints, such as FinTechs, that allow customers trade investments without the use of wealth management services. Further, customers are seeking to invest in the cryptocurrency markets which may also reduce our assets under management. These competitive factors could further impact the amount of assets under management, decrease our earnings, increase costs to address competitive pressures and impact our financial condition and the results of our operations.

Negative public opinion could damage our reputation and impact business operations and revenues.

As a financial institution, our earnings and capital are subject to risks associated with negative public opinion. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices, the failure of any of our products or services to meet our clients’ expectations or applicable regulatory requirements, corporate governance and acquisitions, social media and other marketing activities, the acts, comments, or statements made by employees or third parties we have engaged, whether individually or on behalf of us, and the implementation of environmental, social and governance practices or actions taken by government regulators and community organizations in response to any of the foregoing. Negative public opinion could affect our ability to attract and/or retain clients, attract and/or retain employees, could expose us to litigation and/or regulatory action, and could have a material adverse effect on the results of our operations, our stock price or result in heightened volatility. Negative public opinion could also affect our ability to borrow funds in the unsecured wholesale debt markets.

We may not pay dividends on our common shares.

Holders of our common shares are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common shares, we are not required to do so and may reduce or eliminate our common share dividend in the future. Additionally, our funds to pay dividends on common shares are dependent upon the results of operations and dividends paid to us by the Bank, which are subject to regulatory restrictions. A reduction in our dividend rate could affect the market price of our common shares.

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

Other considerations that factor into the aggregate estimated fair value of the reporting unit include forecasts of revenues and expenses derived from internal management projections for a period of five years, changes in working capital estimates, company specific discount rate derived from a rate build up approach, externally sourced bank peer group market multiples and externally sourced bank peer group change in control premium, all of which are highly subjective and require significant management judgment. Changes in these key assumptions could materially affect our estimate of the reporting unit fair value and could affect our conclusion regarding the existence of potential impairment of goodwill.

A reduction in our credit rating could affect us or the holders of our securities.

The credit rating agencies assessing our creditworthiness regularly evaluate us, and provide a credit rating. Credit ratings are based on a number of factors, including our financial strength and ability to generate earnings, as well as factors not entirely within our control, including changes in rating methodologies and conditions affecting the financial services industry and the economy as a whole. There can be no assurance that we will maintain our current credit rating. A downgrade of the credit rating of the Company could affect our access to liquidity and capital, and could significantly increase our cost of funds, trigger additional collateral or funding requirements and decrease the number of investors and counterparties willing to lend to us or purchase our securities. This could affect our growth, profitability, financial condition, including liquidity, and the results of our operations.

Potential acquisitions may disrupt our business and dilute shareholder value, we may not be able to successfully consummate or integrate such acquisitions, and we may not realize the anticipated benefits contemplated when pursuing a potential acquisition.

We may acquire other financial institutions, or branches or assets of other financial institutions, in the future. We may also open new branches and enter into new lines of business or offer new products or services either through organic expansion, mergers, acquisitions or similar corporate transactions. Any such expansion of our business will involve a number of expenses and risks, which may include:

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
•difficulty in receiving appropriate regulatory approval for any proposed transaction; and
•potential changes in banking, tax or other laws or regulations or accounting rules that may affect the target company or our realization of any anticipated benefits or accretive shareholder value from undertaking such expansion.

We regularly evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial services companies. Acquisitions could involve the payment of a premium over book and market values, and, therefore, dilution of our tangible book value and net income per common share may occur in connection with any such transaction. Furthermore, any difficulty integrating businesses acquired as a result of a merger or acquisition and the failure to realize the expected revenue increases, cost savings, increases in geographic or product presence and/or other projected benefits from an acquisition could have an impact on our liquidity, results of operations and financial condition and any such integration could divert management’s time and attention from managing our company in an effective manner.

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

Management has identified certain accounting policies as being critical because they require management’s judgment to ascertain the valuations of assets, liabilities, commitments and contingencies. A variety of factors could affect the ultimate valuation that is made when recording income, recognizing an expense, recovering an asset, valuing an asset or liability or reducing a liability. We have established detailed policies and control procedures that are intended to ensure these critical accounting estimates and judgments are well controlled and applied consistently. In addition, our policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty surrounding our judgments and the estimates pertaining to these matters, we cannot guarantee that we will not be required to adjust accounting policies or re-state prior period financial statements.

See the “Critical Accounting Estimates” in the Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1- Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements, in our 2024 Annual Report to Shareholders (included within Exhibit 13 to this Form 10-K) for more information.

Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition.

From time to time, the FASB, SEC and other regulatory agencies may change the financial accounting and reporting guidance that governs the preparation of our financial statements. These changes can be hard to predict and can materially impact how we manage, record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in a requirement to restate prior period financial statements.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934 ("Exchange Act") is accurately accumulated and communicated to management, and recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of management's system of controls are met.

These inherent limitations include the realities that judgments in decision making can be faulty, that alternative reasoned judgments can be drawn, that some information may be reported inaccurately because we must specifically rely upon the person providing such information or that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in management's system of controls, misstatements due to error or fraud may occur and not be detected.

Our revenues derived from investment securities may be volatile and subject to a variety of risks.

We generally maintain investment securities and trading positions in the fixed income markets. Unrealized gains and losses associated with our investment portfolio and mark-to-market risks associated with our investment portfolio are affected by many factors, including our credit position, interest rate volatility and volatility in capital markets, among other economic factors. Our return on such investments could experience volatility, and such volatility may affect our financial condition and results of operations. If we were required to liquidate our holdings in these investment securities and/or exit positions prior to maturity or prior than we had anticipated, it could result in losses and may affect our financial condition and results of operations. Additionally, accounting regulations may require us to record a charge prior to the actual realization of a loss when market valuations of such securities are impaired and such impairment is considered to be other than temporary.

We also have investments in mortgage backed securities, including collateralized mortgage obligations. These securities are participations in pools of loans secured by mortgages under which payments of principal and interest are passed through to security holders. These securities are subject to prepayment risk, particularly during periods of declining interest rates, and extension risk during periods of rising interest rates. Prepayments of the underlying real estate loans may shorten the lives of the securities, thereby affecting yields to maturity and market values.

Losses on investment securities were higher in 2024 due to a $9.7 million impairment loss on two commercial mortgage backed securities where the underlying collateral consisted of skilled nursing facilities with credit deterioration, which we expect to sell in the near term and $13.2 million of losses resulting from the repositioning of a portion of the investment portfolio during 2024. While we do not expect these losses to continue in 2025, these losses are an example of losses experienced as a result of volatility in revenues derived from investment securities.

Risks Related to the Legal and Regulatory Environment

We operate in a highly regulated industry and compliance with regulations and/or regulatory actions could impact the results of our operations.

We, as well as our subsidiaries, are subject to the supervision and regulation of various state and federal regulators, including the Federal Reserve Board, the FDIC, the SEC, the CFPB, the Financial Industry Regulatory Authority, and ODFI. As such, we are subject to a wide variety of state and federal laws and regulations that require compliance of a complex and evolving regulatory framework. This includes, among others, capital adequacy requirements, Anti-Money Laundering and Bank Secrecy Act compliance, consumer protection laws and data privacy laws. As part of their supervisory process, which includes periodic examinations and continuous monitoring, the regulators have the authority to impose restrictions or conditions on our activities and the manner in which we operate our business. These actions could impact the Company and the Bank in a variety of ways, including subjecting us to fines, restricting our ability to pay dividends, precluding mergers or acquisitions, limiting our ability to offer certain products or services, requiring us to undertake significant remedial measures, removing key employees from their positions, imposing additional capital, operating, or oversight requirements or ultimately, in the event that any regulatory violations or actions cannot be corrected and are substantial in nature to cause an imminent risk of loss to depositors, we could be placed into receivership or conservatorship. Additionally, investigations and/or actions by regulatory agencies against us could cause us to devote significant time and resources to defending our business and/or modifying our practices and operations and may lead to penalties or fines that materially affect us and our shareholders. These regulatory inquiries, investigations, examinations and actions ultimately could have an adverse effect on our reputation, lead to increased costs and impact our financial condition and the results of our operations.

Regulations related to information security, data protection and data privacy could expose us to regulatory risks, civil liabilities and increase our costs.

We are subject to a variety of data protection, information security and data privacy laws, which includes the implementation of security procedures, processes and procedures to safeguard against the unauthorized use of consumer information and data breach notification obligations. Compliance with these laws has required us to undertake costs, devote personnel and implement processes and procedures to ensure compliance. While we have implemented processes and procedures designed to ensure compliance with these laws and regulations, there is still the possibility of non-compliance. Our failure to comply with data protection, information security and data privacy laws could result in potentially material regulatory and/or governmental investigations, actions, litigation, fines, sanctions and reputation harm, as well as costs incurred in responding to inquiries related to these laws, which could have an impact on our financial condition and results of operations.

State and federal regulators continue to revise and/or adopt legislation regarding information security, data protection and data privacy. Revised and/or new legislation related to information security, data protection and data privacy can result in increased costs of compliance for us and impact our financial condition and results of operations.

The regulations under which we operate are subject to change, which could result in restrictions and requirements that could detrimentally impact the results of our operations.

Because we operate in a highly regulated industry, we may be required to adapt our processes and operations may be required and modify the way we conduct business to comply with regulatory requirements. Regulations and laws are subject to change, and changes may impact us in a variety of ways, including increasing costs to operate our business, limiting our ability to offer certain products or services, requiring us to undertake significant measures to comply with the changing regulations or otherwise impact the results of our operations.

The 2023 bank failures of Silicon Valley Bank in California, Signature Bank in New York, and First Republic Bank in California, and the decision of Silvergate Bank in California to voluntarily liquidate its assets and wind down operations may result in modifications or additional laws which we would be subject to, including potentially increasing capital requirements, modifying regulations related to liquidity risk management, deposit concentrations, capital adequacy and other additional oversight requirements. These changes may result in increased compliance costs which could detrimentally affect the results of our operations.

The CFPB has recently undertaken an effort to eliminate “junk fees” which could subject us and our fee practices to additional scrutiny. “Junk fees” has not been specifically defined, but has been focused on deposit products such as overdraft fees and non-sufficient funds fees. The CFPB is soliciting comments on fee practices to determine the next steps, if any, to take in combatting “junk fees”. As the regulatory focus shifts towards clarifying permissible and impermissible “junk fees”, we may be required to modify our fee practices and undergo costs to comply with new or modified regulations, which may cause a reduction in our non-interest income and impact the results of our operations. On February 1, 2025, the director of the CFPB, Rohit Chopra, was relieved of his duties by President Trump, and the new director of the CFPB ordered the CFPB to cease all activities. It is currently unknown what, if any, of the CFPB’s policies or directives will continue.

Additionally, if the regulatory restrictions in our industry were lessened or eliminated, it could have an adverse effect on us and our shareholders if such lessening or elimination of regulatory restrictions increases competition within our industry or our market area.

Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.

Financial institutions are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social and governance (ESG) practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. Increased ESG-related compliance costs for us as well as among our third party suppliers, vendors and various other parties within our supply chain could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, access to capital, the results of our operations and the price of our common shares.

General Risk Factors

Weaknesses of other financial institutions could affect us.

Our ability to engage in routine funding transactions could be affected by the actions and lack of commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, and counterparty relationships, among others. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry in general, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions in the future. A default, or threatened default, of a large institution could negatively impact the entire financial system and could expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due us. There is no assurance that any such losses would not affect our financial condition or results of operations.

Further, weaknesses of other financial institutions can affect the demand for securities in the financial institutions industry, which could have a detrimental effect on the price of our common shares. For more details regarding the potential impacts of weakness in other financial institutions, see the Risk Factor titled “Our financial condition, results of operations, and stock price may be negatively impacted by unrelated bank failures and negative depositor confidence in depository institutions.” on page 22.

The fiscal and monetary policies of the United States government and its agencies could have an effect on our earnings.

The Federal Reserve Board regulates the supply of money and credit in the United States. Its policies determine in large part the cost of funds for lending and investing and the returns earned on those loans and investments, both of which affect the net interest margin. The resultant changes in interest rates can also materially affect the value of certain financial assets we hold, such as debt securities. For example, in 2024, the Federal Reserve Open Markets Committee decreased the target fed funds rate by 100 basis points resulting in the Bank's net interest margin on a fully tax equivalent basis decreasing from 4.40% at December 31, 2023 to 4.05% at December 31, 2024 as the increase in funding costs and interest bearing liabilities outpaced the impact from increased asset yields and higher earning asset balances. At the same time, accumulated other comprehensive loss increased from $309.8 million in 2023 to $289.8 million in 2024, driven by an increase in the valuation of available-for-sale securities. The policies of the Federal Reserve Board can adversely affect borrowers, and increase default risk on their loans. Changes in Federal Reserve Board policies are beyond our control and difficult to predict; consequently, the impact of these changes on our activities and results of operations is difficult to predict.

Changes in tax laws could affect our performance.

We are subject to extensive federal, state and local taxes, including income, excise, sales/use, payroll, property, franchise, withholding and ad valorem taxes. The new Presidential administration has stated that it will look at possibly changing tax laws during the President's term in office. Changes to these tax laws can impact our tax liability and the tax liabilities of our customers. Changes to our tax liability could have a material effect on our results of operations. In addition, our customers are subject to a wide variety of federal, state and local taxes. Changes in taxes paid by our customers may affect our deposit levels and composition and customers' demand for loans and other products and services. In addition, such negative effects on our customers could result in defaults on the loans we have made and decrease the value of mortgage-backed securities in which we have invested.

Adverse external events outside of our control, such as natural disasters, acts of war or terrorism, new public health issues, could impact our business operations.

While we have implemented processes and procedures as part of our business continuity and disaster recovery plans, there is still the potential that adverse external events outside of our control, such as natural disasters, acts of war or terrorism, new public health issues, could impact our business operations. These events could impact our computer systems, communication systems, damage or destroy certain facilities or cause other impacts to our operations such as loss of power, as well as impact those systems, facilities and/or operations of our third party service providers. There is no assurance that our business continuity and disaster recovery plans can adequately account for all contingencies or adequately mitigate these risks, and the occurrence of these adverse external events could adversely impact our properties, operations, employees, customers, reputation, collateral securing loans and/or interfere with our borrowers’ abilities to repay their loans.

Item 1B.  Unresolved Staff Comments.
None.

Item 1C.  Cybersecurity.

Risk Management and Strategy

Cybersecurity (cyber) risk is differentiated from information technology risk by threat interactions that yield high impact consequences and ever-increasing probability. While standard security operations address most day-to-day incidents, cyber risk includes motivated threat actors who often use advanced tools, techniques and processes to evade detection or inflict maximum damage to an organization's information assets. Cyber threats and attacks adapt and evolve rapidly, and the Company works to continuously enhance controls and processes to protect its networks, applications, and data from attack, damage, or unauthorized access. Critical components to the Company’s cyber risk control structure include corporate governance, access management, threat intelligence, security operations, security awareness training, and vulnerability management programs. Cyber risk mitigation includes effectively identifying, protecting against, detecting, responding to, and recovering from cyber threats.

The Company’s cybersecurity program is overseen by its Chief Information Security and Privacy Officer (the “CISO”). The Company’s CISO has over 25 years of experience in information security and technology governance, risk, and compliance, including a previous CISO position at a large regional bank. The Company’s CISO has also held leadership roles in enterprise risk management and internal audit for large financial service organizations, as well as at a global audit, assurance, and advisory firm. The CISO meets quarterly with and chairs the Cyber ERM Committee, which consists of representatives from the officer of enterprise security, information technology, risk, compliance, and other internal stakeholders, and presents quarterly to the Enterprise Risk Management Committee (“ERMC”), which includes executive and senior leadership of the Company, and the Risk and Compliance Committee of the Board of Directors (“Board Risk Committee”). The management of risk from cybersecurity threats is one of the risks that is continuously assessed, monitored and managed by the Company under the Company’s ERM framework which is described more fully in the Company’s Annual Report to Shareholders. The CISO maintains a scorecard which monitors and measures various cyber risks, including:

a.Operational capability, including cyber defense, vulnerability management, and third-party risk management.
b.Risk assessments, including GLBA assessments and attack simulations.

c.Program maturity, including the NIST Cybersecurity Framework (CSF) and the Federal Financial Institutions Examination’s Council’s (FFIEC) maturity framework.
d.Internal and External Audit, including external assessments, internal audit results, and regulator exam results.

The Company uses a variety of tools to monitor and mitigate cybersecurity risks, including employee training, simulated phishing exercises, incident response tabletops, cybersecurity insurance, and business continuity planning for the protection of the Company’s assets. Additionally, the Company’s cybersecurity function is audited on an annual basis by internal audit and external regulatory examiners.

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

The Company is not aware of risks from cybersecurity threats, including those resulting from any previous cybersecurity incidents, which have materially affected the Company, including its business strategy, results of operations, or financial condition.

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

Item 2.  Properties.
At December 31, 2024, the Company operated 127 full service banking centers, 22 of which are leased facilities.  Our core banking operating markets are located within the four state region of Ohio, Indiana, Kentucky and Illinois. First Financial's executive office is a leased facility located in Cincinnati, Ohio and we operate 54 banking centers in Ohio, three banking centers in Illinois, 59 banking centers in Indiana and 11 banking centers in Kentucky. In addition, we operate our Commercial Finance division, responsible for our insurance lending business and franchise lending business, from a non-banking center location in Indiana.

Item 3.  Legal Proceedings.
We are from time to time engaged in various litigation matters including the defense of claims of improper or fraudulent loan practices or lending violations, and other matters, and we have a number of unresolved claims pending. In addition, as part of the ordinary course of business, we are parties to litigation involving claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral, and foreclosure interests, that are incidental to our regular business activities. While the ultimate liability with respect to these other litigation matters and claims cannot be determined at this time, we believe that damages, if any, and other amounts relating to pending matters, such as costs, are not likely to be material to our consolidated financial position or results of operations. Reserves are established for these various matters of litigation, when appropriate under FASB ASC Topic 450, Contingencies, based in part upon the advice of legal counsel.

Item 4. Mine Safety Disclosures.
Not applicable.

Supplemental Item. Information About Our Executive Officers.

The following table sets forth information concerning the executive officers of First Financial as of February 19, 2025. The executive officers perform policy-making functions for First Financial. The officers are elected annually at the organizational meeting of the board of directors and serve until the next organizational meeting, or until their successors are elected and duly qualified.

	Position with First Financial Bancorp	Age
Archie M. Brown	President and Chief Executive Officer	64

James M. Anderson	EVP, Chief Financial Officer and Chief Operating Officer	53

Richard S. Dennen	EVP, Chief Corporate Banking Officer	58

Karen B. Woods	EVP, General Counsel and Chief Administrative Officer	56

William R. Harrod	EVP, Chief Credit Officer	57

Amanda N. Neeley	EVP, Chief Consumer Banking and Strategy Officer	44

Gregory A. Harris	President, Yellow Cardinal Advisory Group	56

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

James M. Anderson - Jamie Anderson became the Chief Financial Officer of First Financial and the Bank on April 1, 2018 following the merger of First Financial and MainSource and the Chief Operating Officer in April 2023. Previously Mr. Anderson served as the Chief Financial Officer of MainSource from January 2006 to April 2018. Prior to that role, he served in the following roles at MainSource: Administrative Vice President and Principal Accounting Officer from March 2005 to January 2006, Controller and Principal Accounting Officer from March 2002 to March 2005, and Controller from September 2000 to March 2002. Mr. Anderson is a certified public accountant (inactive).

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

Karen B. Woods - Karen Woods serves as General Counsel and Chief Administrative Officer of First Financial. She joined First Financial in April 2018 following the merger of First Financial and MainSource and served as General Counsel and Chief Risk Officer from 2018-2022. She previously served as Corporate Counsel and Chief Risk Officer of MainSource from January 2016 to April 2018. Prior to joining MainSource, Ms. Woods was a partner at Krieg DeVault LLP in Indianapolis, Indiana where her practice focused on representing financial institutions and corporate clients. Ms. Woods previously served as a judicial law clerk to the Honorable John G. Baker, Indiana Court of Appeals.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)           Market information, holders, dividends

First Financial's common shares are listed on The NASDAQ Global Select Stock Market® under the symbol "FFBC." As of February 19, 2025, our common shares were held by approximately 3,453 shareholders of record, a number that does not include beneficial owners who hold shares in “street name,” or shareholders from previously acquired companies that have not exchanged their stock. At December 31, 2024, no stock options and 1,002,461 shares of restricted stock were outstanding. Additional information about stock options, restricted stock and restricted stock units is included in Note 21 - Stock Options and Awards in the Notes to Consolidated Financial Statements in First Financial’s 2024 Annual Report to Shareholders and in Item 12 below.

The payment of future cash dividends is at the discretion of our Board of Directors and subject to a number of factors, including results of operations, general business conditions, growth, financial condition, regulatory limitation and other factors deemed relevant by the Board. Further, our ability to pay future cash dividends is subject to certain regulatory requirements and restrictions discussed in the Supervision and Regulation section in Item 1 above. For further information see Note 3 - Restrictions on Cash and Dividends in the Notes to Consolidated Financial Statements of First Financial's 2024 Annual Report to Shareholders (included as Exhibit 13 of this report), which is incorporated by reference in response to this item.

Stock Performance Graph

The stock performance graph contained in “Total Return to Shareholders” of First Financial's 2024 Annual Report to Shareholders (included as Exhibit 13 of this report), is incorporated herein by reference in response to this item.

(b)Unregistered Sales of Equity Securities and Use of Proceeds

None.

(c)Issuer Purchases of Equity Securities

In December 2018 the Board approved a stock repurchase plan pursuant to which the Company was authorized to repurchase up to 5,000,000 shares of common stock through December 31, 2020 (the 2018 Stock Repurchase Plan). On December 22, 2020, the Board announced that it had authorized a new, two-year stock repurchase plan (the 2020 Stock Repurchase Plan) that provided for the purchase of up to 5,000,000 additional shares of common stock of the Company. The 2020 Stock Repurchase Plan became effective January 1, 2021, upon the expiration of the 2018 Stock Repurchase Plan. The Board announced on January 27, 2022, that the 2020 Stock Repurchase Plan was terminated effective December 31, 2021, and replaced with a new plan effective January 1, 2022 (the 2022 Stock Repurchase Plan). The 2022 Stock Repurchase Plan authorized the purchase of up to 5,000,000 shares of common stock and expired on December 31, 2023. In December 2023 the Board authorized a new two-year plan effective January 1, 2024, that provides for the purchase of up to 5,000,000 shares of the common stock of the Company (the “2024 Stock Repurchase Plan”). The Company did not purchase any shares under the 2024 Stock Repurchase Plan in the fourth quarter of 2024.

Item 6.  [Reserved]

Item 7.  Management's Discussion and Analysis of Financial Condition and Results Of Operations.
The information contained in the Management’s Discussion and Analysis section (including certain forward looking statements) of First Financial’s 2024 Annual Report to Shareholders (included as Exhibit 13 of this report) is incorporated herein by reference in response to this item.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.
The information contained in the Market Risk section and in Table 20 - Market Risk Disclosure of the Management’s Discussion and Analysis section, both of which are in First Financial's 2024 Annual Report to Shareholders (included as Exhibit 13 of this report), is incorporated herein by reference in response to this item.

Item 8.  Financial Statements and Supplementary Data.
The consolidated financial statements and the reports of our independent registered public accounting firm included in the Consolidated Financial Statements and the Notes to Consolidated Financial Statements in First Financial’s 2024 Annual Report to Shareholders (included as Exhibit 13 of this report), are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures
Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under
Rule 13a-15 of the Exchange Act, that are designed to cause the material information required to be disclosed by First Financial in the reports it files or submits under the Exchange Act to be recorded, processed, summarized, and reported to the extent applicable within the time periods required by the SEC’s rules and forms. In designing and evaluating the disclosure controls and procedures, management recognized that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

As of the end of the period covered by this report, First Financial performed an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There were no changes in First Financial's internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, First Financial's internal control over financial reporting.

Item 9B.  Other Information.
During the three months ended December 31, 2024, none of the Company's officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.
Certain information concerning executive officers of First Financial has been supplied in the “Supplemental Item. Executive Officers of the Registrant” of this Form 10-K. The information appearing under the headings “Election of Directors,” “Corporate Governance - Board Committees,” “Shareholder Nominations for Election to the Board” and "Delinquent Section 16(a) Reports" in First Financial's Definitive Proxy Statement with respect to the Annual Meeting of Shareholders to be held on May 27, 2025, and which is expected to be filed with the SEC, pursuant to Regulation 14A of the Exchange Act (First Financial’s Proxy Statement) within 120 days of the close of our fiscal year, is incorporated herein by reference in response to this item.

The Company has adopted an insider trading policy (included as Exhibit 19 of this report) that governs the purchase, sale, and/or other dispositions of the Company’s securities by our officers, directors, and employees that is designed to comply with insider trading laws, rules, and regulations, as well as any applicable listing standards.

Item 11.  Executive Compensation.
The information appearing under the headings “Meetings of the Board of Directors and Committees of the Board,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Tables," "Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and "2024 Board Compensation" in First Financial’s Proxy Statement is incorporated herein by reference in response to this item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information appearing under the headings “Shareholdings of Directors, Executive Officers, and Nominees for Director” and "Principal Shareholders" of First Financial’s Proxy Statement is incorporated herein by reference in response to this item.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2024 with respect to compensation plans under which our common shares may be issued:

Securities authorized for issuance under equity compensation plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c) (1)
Equity compensation plans approved by security holders	0	$0.00	1,835,737
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)The securities included in this column are available for issuance under the First Financial Bancorp. 2020 Stock Plan, which was approved by the shareholders at the 2020 Annual Meeting.

Item 13.  Certain Relationships and Related Transactions.
The information appearing in Note 15 - Related Parties Transactions in the Notes to Consolidated Financial Statements included in First Financial’s 2024 Annual Report to Shareholders (included as Exhibit 13 of this report) is incorporated herein by reference in response to this item.  The information appearing under the headings "Director Independence" and “Corporate Governance-Transactions with Related Parties” in First Financial’s Proxy Statement is incorporated herein by reference in response to this item.

Item 14.  Principal Accounting Fees and Services.
Information appearing under the heading “Independent Registered Public Accounting Firm Fees” in First Financial’s Proxy Statement is incorporated herein by reference in response to this item.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)    (1)    The consolidated financial statements (and report thereon) listed below are incorporated herein by reference from First Financial’s 2024 Annual Report to Shareholders (included as Exhibit 13 of this report) as noted:

Reports of Independent Registered Public Accounting Firm (PCAOB ID 173) - Incorporated by reference from First Financial's 2024 Annual Report

Consolidated Balance Sheets as of December 31, 2024 and 2023 - Incorporated by reference from First Financial’s 2024 Annual Report

Consolidated Statements of Income for years ended December 31, 2024, 2023 and 2022 - Incorporated by reference from First Financial’s 2024 Annual Report

Consolidated Statements of Comprehensive Income (Loss) for years ended December 31, 2024, 2023 and 2022 - Incorporated by reference from First Financial’s 2024 Annual Report

Consolidated Statements of Changes in Shareholders' Equity for years ended December 31, 2024, 2023 and 2022 - Incorporated by reference from First Financial’s 2024 Annual Report

Consolidated Statements of Cash Flows for years ended December 31, 2024, 2023 and 2022 - Incorporated by reference from First Financial’s 2024 Annual Report

Notes to Consolidated Financial Statements - Incorporated by reference from First Financial’s 2024 Annual Report

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

4.2
Supplemental Indenture, dated as of August 25, 2015, by and between First Financial Bancorp. and Wells Fargo Bank, National Association, as Trustee. (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 26, 2015, and incorporated herein by reference) (File No. 000-34762).

4.3	Form of 5.125% Subordinated Note due 2025 (included as part of Exhibit 4.4 to this Annual Report).
4.4
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

4.6
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

4.14
Form of Indenture dated as of October 13, 2006, between MainSource Financial Group, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.2 to the periodic report on Form 8‑K of MainSource Financial Group, Inc. filed October 17, 2006 with the Commission).

4.15
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

4.17
Form of 5.25% Fixed-to-Floating Rate Subordinated Notes due 2030 (Included in Exhibit 4.19 of this Form 10-K)(Incorporated by reference from Exhibit 4.3 to the Current Report on Form 8-K filed on April 30, 2020) (File No. 001-34762).)

4.18	Description of Registrant's Securities (filed as Exhibit 4.19 to the Annual Report on Form 10-K filed on February 221, 2020).
10.1	Form of Executive Supplemental Retirement Agreement (filed as Exhibit 10.7 to the Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference) (File No. 000-12379).*
10.2	Form of Endorsement Method Split Dollar Agreement (filed as Exhibit 10.8 to the Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference) (File No. 000-12379).*
10.3
First Financial Bancorp. Key Executive Short Term Incentive Plan Amended and Restated March 10, 2015 (originally established in 2011)(filed as Exhibit 10.1 to the Form 8-K on May 25, 2016 and incorporated herein by reference) (File No. 001-34762).*

10.4
Employment and Non-Competition Agreement between Archie M. Brown, Jr. and First Financial Bancorp. and First Financial bank, dated as of July 25, 2017 (filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on July 27, 2017 and incorporated herein by reference) (File No. 001-34762).*

10.5
Severance and Change in Control Agreement between James M. Anderson and First Financial Bank dated September 18, 2017 (filed as exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on September 22, 2017 and incorporated herein by reference) (File No. 001-34762).*

10.6	First Financial Bancorp. 2020 Stock Plan (Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on May 27, 2020)(File No. 001-34762) .*
10.7
Form of Agreement for Restricted Stock Awards under the First Financial Bancorp. 2020 Stock Plan (filed as Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020 and incorporated herein by reference) (File No. 001-34762).

10.8
Form of Agreement for Performance Stock Awards under the First Financial Bancorp. 2020 Stock Plan (filed as Exhibit 10.35 to the Registrant's Annual Report on Form 10-K for the year ended December 31,2020 and incorporated herein by reference) (File No. 001-34762).*

10.9
Severance and Change in Control Agreement between Richard Dennen and First Financial Bank dated September 21, 2021 (filed as Exhibit 10.33 to the Registrant's Annual Report on Form 10-K for the year ended December 31,2021 and incorporated herein by reference( (File No. 001-34762).*

10.10
Credit Agreement by and between First Financial Bancorp. and Stifel Bank & Trust dated as of December 29, 2021 (filed as Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2021 and incorporated herein by reference) (File No. 001-34762).*.

10.11
Pledge and Security Agreement by and between First Financial Bancorp. and Stifel Bank & Trust dated as of December 29, 2021 (filed as Exhibit 10.35 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2021 and incorporated herein by reference) (File No. 001-34762).*

13	Registrant's annual report to shareholders for the year ended December 31, 2024.
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

19	Insider Trading Policy, Revised as of January 28, 2025
21	First Financial Bancorp. Subsidiaries.
23	Consent of Crowe LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.
97
Recoupment of Compensation (Clawback) Policy (filed as Exhibit 97 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2024 and incorporated herein by reference) (File No. 001-34762).

101
Financial statements from the Annual Report on Form 10-K of the Company for the year ended December 31, 2024, formatted in inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements, as blocks of text and in detail.**

104	The cover page from the Annual Report on Form 10-K Report for the Company for the year ended December 31, 2024, formatted in inline XBRL and contained in Exhibit 101.

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

FIRST FINANCIAL BANCORP.

By:	/s/ Archie M. Brown
Archie M. Brown, Director
President and Chief Executive Officer

Date	2/20/2025

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Archie M. Brown		/s/ James M. Anderson
Archie M. Brown, Director		James M. Anderson, Executive Vice President, Chief
President and Chief Executive Officer		Financial Officer and Chief Operating Officer

Date	2/20/2025	Date	2/20/2025

/s/ Claude E. Davis		/s/ Scott T. Crawley
Claude E. Davis, Director		Scott T. Crawley, Senior Vice President and Controller
Chairman of the Board		(Principal Accounting Officer)

Date	2/20/2025	Date	2/20/2025

/s/ Anne L. Arvia		/s/ Vincent A. Berta
Anne L. Arvia, Director		Vincent A. Berta, Director

Date	2/20/2025	Date	2/20/2025

/s/ Cynthia O. Booth		/s/ William J. Kramer
Cynthia O. Booth, Director		William J. Kramer, Director

Date	2/20/2025	Date	2/20/2025

/s/ Dawn C. Morris		/s/ Thomas M. O'Brien
Dawn C. Morris, Director		Thomas M. O'Brien, Director

Date	2/20/2025	Date	2/20/2025

/s/ Andre T. Porter		/s/ Maribeth S. Rahe
Andre T. Porter, Director		Maribeth S. Rahe, Director

Date	2/20/2025	Date	2/20/2025

/s/ Gary W. Warzala
Gary W. Warzala, Director

Date	2/20/2025