Form 10-Q
period 2025-03-31
FIRST FINANCIAL BANCORP /OH/
filed 2025-05-09
CIK 708955

Table of Content
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                           March 31, 2025

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number 001-34762

FIRST FINANCIAL BANCORP /OH/
(Exact name of registrant as specified in its charter)

Ohio			31-1042001
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

255 East Fifth Street, Suite 900	Cincinnati,	Ohio	45202
(Address of principal executive offices)			(Zip Code)

Registrant's telephone number, including area code:  (877) 322-9530

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, No par value	FFBC	The NASDAQ Stock Market LLC

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
Yes  ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The registrant has one class of common stock (no par value) with 95,736,156 shares outstanding at May 8, 2025.

Table of Content
FIRST FINANCIAL BANCORP.

Table of Content
Glossary of Abbreviations and Acronyms

First Financial has identified the following list of abbreviations and acronyms that are used in the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

ABL	Asset backed lending	First Financial	First Financial Bancorp.
ACL or Allowance	Allowance for credit losses	Form 10-K	First Financial Bancorp. Annual Report on Form 10-K
AFS	Available-for-sale	FRB	Federal Reserve Bank
Agile	Agile Premium Finance	FTE	Fully tax equivalent
ALCO	Asset Liability Committee	GAAP	U.S. Generally Accepted Accounting Principles
AOCI	Accumulated other comprehensive income	HTC	Historic tax credit
ASC	Accounting standards codification	HTM	Held-to-maturity
ASU	Accounting standards update	Insignificant	Less than $0.1 million
Bank	First Financial Bank	IRLC	Interest rate lock commitment
Basel III	Basel Committee regulatory capital reforms, Third Basel Accord	LGD	Loss given default
Bannockburn	Bannockburn Global Forex	LIHTC	Low income housing tax credit
Bp/bps	Basis point(s)	MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
BOLI	Bank owned life insurance	MSFG	MainSource Financial Group, Inc.
CDs	Certificates of deposit	N/A	Not applicable
C&I	Commercial & industrial	NII	Net interest income
CRE	Commercial real estate	NMTC	New market tax credit
Company	First Financial Bancorp.	OREO	Other real estate owned
CFTF	Contingency Funding Task Force	PAM	Proportional amortization method
DDA	Demand deposit account	PCA	Prompt corrective action
Dodd-Frank	Dodd–Frank Wall Street Reform and Consumer Protection Act	R&S	Reasonable and supportable
ERM	Enterprise risk management	ROU	Right-of-use
EVE	Economic value of equity	SEC	U.S. Securities and Exchange Commission
Fair Value Topic	FASB ASC Topic 820, Fair Value Measurement	Summit	Summit Funding Group, Inc.
FASB	Financial Accounting Standards Board	SOFR	Secured Overnight Financing Rate
FDIC	Federal Deposit Insurance Corporation	Topic 842	FASB ASC Topic 842, Leasing
FDM	Financial difficulty modification	TDR	Troubled debt restructuring
FHLB	Federal Home Loan Bank	USD	United States dollars
FINRA	Financial Industry Regulatory Authority

Table of Content
PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Cash and due from banks	$190,610	$174,258
Interest-bearing deposits with other banks	633,349	730,228
Investment securities available-for-sale, at fair value (amortized cost $3,546,421 at March 31, 2025 and $3,512,652 at December 31, 2024)	3,260,981	3,183,776
Investment securities held-to-maturity (fair value $69,358 at March 31, 2025 and $68,989 at December 31, 2024)	76,469	76,960
Other investments	120,826	114,598
Loans held for sale, at fair value	17,927	13,181
Loans and leases
Commercial & industrial	3,832,350	3,815,858
Lease financing	573,608	598,045
Construction real estate	824,775	779,446
Commercial real estate	3,956,880	4,061,744
Residential real estate	1,479,704	1,462,284
Home equity	872,502	849,039
Installment	119,672	133,051
Credit card	64,639	62,311
Total loans and leases	11,724,130	11,761,778
Less: Allowance for credit losses	(155,482)	(156,791)
Net loans and leases	11,568,648	11,604,987
Premises and equipment	197,968	197,965
Operating leases	213,648	209,119
Goodwill	1,007,656	1,007,656
Other intangibles	77,002	79,291
Accrued interest and other assets	1,089,983	1,178,242
Total assets	$18,455,067	$18,570,261

Liabilities
Deposits
Interest-bearing demand	$3,004,601	$3,095,724
Savings	4,886,613	4,948,768
Time	3,144,440	3,152,265
Total interest-bearing deposits	11,035,654	11,196,757
Noninterest-bearing	3,161,302	3,132,381
Total deposits	14,196,956	14,329,138
FHLB short-term borrowings	735,000	625,000
Other short-term borrowings	64,792	130,452
Total short-term borrowings	799,792	755,452
Long-term debt	345,878	347,509
Total borrowed funds	1,145,670	1,102,961
Accrued interest and other liabilities	611,206	700,121
Total liabilities	15,953,832	16,132,220

Shareholders' equity
Common stock - no par value
Authorized - 160,000,000 shares; Issued - 104,281,794 shares at both March 31, 2025 and December 31, 2024	1,637,041	1,642,055
Retained earnings	1,304,636	1,276,329
Accumulated other comprehensive income (loss)	(253,888)	(289,799)
Treasury stock, at cost, 8,551,441 shares at March 31, 2025 and 8,786,954 shares at December 31, 2024	(186,554)	(190,544)
Total shareholders' equity	2,501,235	2,438,041
Total liabilities and shareholders' equity	$18,455,067	$18,570,261
See Notes to Consolidated Financial Statements.

Table of Content
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2025	2024
Interest income
Loans and leases, including fees	$197,163	$201,840
Investment securities
Taxable	34,401	28,296
Tax-exempt	2,204	3,092
Total interest on investment securities	36,605	31,388
Other earning assets	6,651	7,458
Total interest income	240,419	240,686
Interest expense
Deposits	78,641	76,075
Short-term borrowings	7,545	10,943
Long-term borrowings	4,937	4,928
Total interest expense	91,123	91,946
Net interest income	149,296	148,740
Provision for credit losses - loans and leases	9,141	13,419
Provision for (recapture of) credit losses - unfunded commitments	(441)	(2,259)
Net interest income after provision for credit losses	140,596	137,580
Noninterest income
Service charges on deposit accounts	7,463	6,912
Wealth management fees	8,137	6,676
Bankcard income	3,310	3,142
Client derivative fees	1,571	1,250
Foreign exchange income	12,544	10,435
Leasing business income	18,703	14,589
Net gains from sales of loans	4,322	3,784
Net gain (loss) on investment securities	(9,949)	(5,187)
Other	4,982	4,911
Total noninterest income	51,083	46,512
Noninterest expenses
Salaries and employee benefits	75,238	74,037
Net occupancy	6,019	5,923
Furniture and equipment	3,813	3,688
Data processing	8,759	8,305
Marketing	2,018	1,962
Communication	812	795
Professional services	2,739	2,268
Amortization of tax credit investments	112	31
State intangible tax	877	877
FDIC assessments	3,059	2,780
Intangible amortization	2,359	2,301
Leasing business expense	12,802	9,754
Other	9,469	9,634
Total noninterest expenses	128,076	122,355
Income before income taxes	63,603	61,737
Income tax expense (benefit)	12,310	11,048
Net income	$51,293	$50,689
Net earnings per common share - basic	$0.54	$0.54
Net earnings per common share - diluted	$0.54	$0.53
Average common shares outstanding - basic	94,645,787	94,218,067
Average common shares outstanding - diluted	95,524,262	95,183,998
See Notes to Consolidated Financial Statements.

Table of Content

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three months ended
	March 31,
	2025	2024
Net income	$51,293	$50,689
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on debt securities arising during the period	33,870	(7,186)
Change in retirement obligation	480	288
Unrealized gain (loss) on derivatives	1,556	(4,091)
Unrealized gain (loss) on foreign currency exchange	5	(301)
Other comprehensive income (loss)	35,911	(11,290)
Comprehensive income (loss)	$87,204	$39,399

See Notes to Consolidated Financial Statements.

Table of Content
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Year-to-date
(Dollars in thousands except per share data)
(Unaudited)

	Common Stock		Retained	Accumulated other comprehensive	Treasury stock
	Shares	Amount	Earnings	income (loss)	Shares	Amount	Total
Balance at January 1, 2024	104,281,794	$1,638,972	$1,136,718	$(309,819)	(9,140,550)	$(197,897)	$2,267,974
Impact of cumulative effect of adoption of new accounting principles			599				599
Net income			50,689				50,689
Other comprehensive income (loss)				(11,290)			(11,290)
Cash dividends declared:
Common stock at $0.23 per share			(21,941)				(21,941)
Restricted stock awards, net of forfeitures		(11,867)			332,351	6,973	(4,894)
Share-based compensation expense		5,866					5,866
Balance at March 31, 2024	104,281,794	$1,632,971	$1,166,065	$(321,109)	(8,808,199)	$(190,924)	$2,287,003
Balance at January 1, 2025	104,281,794	$1,642,055	$1,276,329	$(289,799)	(8,786,954)	$(190,544)	$2,438,041
Net income			51,293				51,293
Other comprehensive income (loss)				35,911			35,911
Cash dividends declared:
Common stock at $0.24 per share			(22,986)				(22,986)
Restricted stock awards, net of forfeitures		(10,662)			235,513	3,990	(6,672)
Share-based compensation expense		5,648					5,648
Balance at March 31, 2025	104,281,794	$1,637,041	$1,304,636	$(253,888)	(8,551,441)	$(186,554)	$2,501,235

See Notes to Consolidated Financial Statements.

Table of Content
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three months ended
	March 31,
	2025	2024
Operating activities
Net income	$51,293	$50,689
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recapture of) credit losses on loans	8,700	11,160
Depreciation and amortization	7,330	7,395
Stock-based compensation expense	5,648	5,866
Pension expense (income)	2,275	1,475
Net amortization (accretion) on investment securities	(321)	1,297
Net (gain) loss on investment securities	9,949	5,187
Originations of loans held for sale	(88,012)	(80,504)
Net gains from sales of loans held for sale	(4,322)	(3,784)
Proceeds from sales of loans held for sale	87,588	81,967
Deferred income taxes	31,863	12,828
Amortization of operating leases	2,013	2,044
Payments for operating leases	(2,096)	(2,121)
Decrease (increase) cash surrender value of life insurance	(1,305)	(1,055)
Decrease (increase) in interest receivable	(1,438)	(2,668)
(Decrease) increase in interest payable	1,511	(3,284)
Decrease (increase) in other assets	71,669	(25,049)
(Decrease) increase in other liabilities	(126,228)	(29,512)
Net cash provided by (used in) operating activities	56,117	31,931

Investing activities
Proceeds from sales of securities available-for-sale	164,535	211,959
Proceeds from calls, paydowns and maturities of securities available-for-sale	139,550	123,893
Purchases of securities available-for-sale	(342,248)	(127,529)
Proceeds from calls, paydowns and maturities of securities held-to-maturity	554	849
Proceeds from sales of other investment securities	0	11,559
Proceeds from calls, paydowns and maturities of other securities	13,277	4,873
Purchases of other investment securities	(19,541)	(9,704)
Net decrease (increase) in interest-bearing deposits with other banks	96,879	41,670
Net decrease (increase) in loans and leases	27,049	(189,224)
Purchases of premises and equipment	(3,750)	(7,122)
Net change in operating leases	(4,529)	(8,259)
Net cash (paid for) acquired from acquisitions	0	(96,887)
Life insurance premium payments	(72)	0
Life insurance death benefits	915	592
Net cash provided by (used in) investing activities	72,619	(43,330)

Financing activities
Net (decrease) increase in total deposits	(132,182)	96,351
Net (decrease) increase in short-term borrowings	44,340	(75,669)
Payments on long-term debt	(1,546)	(1,067)
Cash dividends paid on common stock	(22,996)	(21,868)
Net cash provided by (used in) financing activities	(112,384)	(2,253)

Cash and due from banks
Change in cash and due from banks	16,352	(13,652)
Cash and due from banks at beginning of period	174,258	213,059
Cash and due from banks at end of period	$190,610	$199,407
	(continued on next page)
See Notes to Consolidated Financial Statements.

Table of Content
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(Unaudited)

	Three months ended
	March 31,
	2025	2024
Supplemental disclosures
Interest paid	$89,612	$95,230
Income taxes paid, net of refunds	$109	$14
Investment securities purchased not settled	$17,259	$55,965

Supplemental schedule for investing activities
Business combinations
Assets acquired, net of purchase consideration	$0	$914
Liabilities assumed	0	2,702
Goodwill	$0	$1,788

See Notes to Consolidated Financial Statements.

Table of Content
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
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

These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and accompanying notes necessary to constitute a complete set of financial statements required by GAAP and should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.  Management believes these unaudited consolidated financial statements reflect all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.  The Consolidated Balance Sheet as of December 31, 2024 has been derived from the audited financial statements in the Company’s 2024 Form 10-K.

Use of estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes.  Actual realized amounts could differ materially from these estimates.
NOTE 2:  ACCOUNTING STANDARDS RECENTLY ADOPTED OR ISSUED

Standards Adopted in 2024

In March, 2023, the FASB issued ASU No. 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, that is intended to improve the accounting and disclosures for investments in tax credit structures. The ASU was a ratification of the FASB’s EITF consensus that was issued in December, 2022. The ASU allowed reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, if certain conditions are met, regardless of the program giving rise to the related income tax credits.

The amendments were effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. First Financial adopted this standard on a modified retrospective basis, resulting in amended disclosures in the Company's Consolidated Financial Statements, but not materially impacting the Company's results of operations. The Company recorded a net increase to retained earnings of $0.6 million as of January 1, 2024 for the cumulative effect of adopting this guidance.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments were intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhanced interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The ASU applied to all public entities that are required to report segment information in accordance with ASC 280. The amendments in ASU 2023-07 were effective for all public entities for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The adoption of this standard resulted in amended disclosures in the Company's Consolidated Financial Statements, but did not impact the Company's results of operations.

Table of Content
Standards Issued But Not Yet Adopted

In December, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. These amendments require public business entities on an annual basis to disclose additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate for federal, state, and foreign income taxes. It also requires greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a quantitative threshold. Additionally, the ASU requires information pertaining to taxes paid (net of refunds received) to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts are equal to or greater than five percent of total income taxes paid (net of refunds received). The amendments in this ASU are effective for annual periods beginning after December 15, 2024. The adoption of this standard will result in additional disclosures in the Company's Consolidated Financial Statements, but it is not expected to materially impact the Company's results of operations.

NOTE 3:  INVESTMENTS

For the three months ended March 31, 2025 there were $164.5 million of sales of AFS securities with $0.1 million of gross realized gains and gross realized losses of $10.0 million. For the three months ended March 31, 2024, there were $212.0 million of sales of AFS securities with $0.4 million of gross realized gains and gross realized losses of $7.9 million. Additionally in the three months ended March 31, 2024, First Financial sold its remaining Class B Visa shares, which resulted in proceeds of $11.6 million, with gross realized gains of $2.2 million, which is included in Net gain (loss) on investment securities on the Consolidated Statements of Income.

First Financial had two AFS securities totaling $11.1 million that were in unrealized loss positions at both March 31, 2025 and December 31, 2024 due to credit deterioration. The unrealized losses on these two securities totaled $1.1 million. The Company continues to monitor these securities and believes that the Company will receive the full par value of these securities.

The following is a summary of HTM and AFS investment securities as of March 31, 2025:

	Held-to-maturity				Available-for-sale
(Dollars in thousands)	Amortized cost	Unrecognized gain	Unrecognized loss	Fair value	Amortized cost	Unrealized gain	Unrealized loss	Fair value
U.S. Treasuries	$0	$0	$0	$0	$99	$0	$(7)	$92
Securities of U.S. government agencies and corporations	0	0	0	0	72,573	0	(8,212)	64,361
Mortgage-backed securities - residential	0	0	0	0	1,189,267	3,478	(85,010)	1,107,735
Mortgage-backed securities - commercial	30,101	0	(4,017)	26,084	332,286	424	(21,346)	311,364
Collateralized mortgage obligations	6,836	0	(647)	6,189	675,620	3,212	(44,768)	634,064
Obligations of state and other political subdivisions	8,282	29	(325)	7,986	616,286	530	(112,655)	504,161
Asset-backed securities	0	0	0	0	522,534	1,050	(15,109)	508,475
Other securities	31,250	0	(2,151)	29,099	137,756	313	(7,340)	130,729
Total	$76,469	$29	$(7,140)	$69,358	$3,546,421	$9,007	$(294,447)	$3,260,981

Table of Content
The following is a summary of HTM and AFS investment securities as of December 31, 2024:

	Held-to-maturity				Available-for-sale
(Dollars in thousands)	Amortized cost	Unrecognized gain	Unrecognized loss	Fair value	Amortized cost	Unrealized gain	Unrealized loss	Fair value
U.S. Treasuries	$0	$0	$0	$0	$99	$0	$(9)	$90
Securities of U.S. government agencies and corporations	0	0	0	0	83,224	0	(11,546)	71,678
Mortgage-backed securities - residential	0	0	0	0	1,102,242	508	(104,208)	998,542
Mortgage-backed securities - commercial	30,444	0	(4,454)	25,990	382,727	26	(25,381)	357,372
Collateralized mortgage obligations	7,007	0	(788)	6,219	620,315	1,449	(52,599)	569,165
Obligations of state and other political subdivisions	8,259	42	(339)	7,962	630,813	357	(109,904)	521,266
Asset-backed securities	0	0	0	0	555,484	998	(22,379)	534,103
Other securities	31,250	0	(2,432)	28,818	137,748	120	(6,308)	131,560
Total	$76,960	$42	$(8,013)	$68,989	$3,512,652	$3,458	$(332,334)	$3,183,776

The following table provides a summary of investment securities by contractual maturity as of March 31, 2025, except for residential and commercial mortgage-backed securities, collateralized mortgage obligations and asset-backed securities, which are shown as single totals due to the unpredictability of the timing in principal repayments.

	Held-to-maturity		Available-for-sale
(Dollars in thousands)	Amortized cost	Fair value	Amortized cost	Fair value
By Contractual Maturity:
Due in one year or less	$0	$0	$4,340	$3,305
Due after one year through five years	5,716	5,720	142,509	128,958
Due after five years through ten years	32,298	30,115	199,185	169,149
Due after ten years	1,518	1,250	480,680	397,931
Mortgage-backed securities - residential	0	0	1,189,267	1,107,735
Mortgage-backed securities - commercial	30,101	26,084	332,286	311,364
Collateralized mortgage obligations	6,836	6,189	675,620	634,064
Asset-backed securities	0	0	522,534	508,475
Total	$76,469	$69,358	$3,546,421	$3,260,981

Unrealized gains and losses on debt securities available-for-sale are generally due to fluctuations in current market yields relative to the yields of the securities at their amortized cost. All AFS securities with unrealized losses are reviewed quarterly to determine if any impairment exists, requiring a write-down to fair value. For AFS securities in an unrealized loss position, the Company first assesses whether it intends to sell or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For AFS securities in an unrealized loss position that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis.

No impairment losses were recorded on investment securities in either the first quarter of 2025 or 2024. Other than two securities on which the Company recorded impairment losses in the third quarter of 2024, First Financial does not intend to sell, and it is not more likely than not that the Company will be required to sell, debt securities prior to maturity or recovery of the recorded value. Additionally, based on the Company's credit assessment of AFS securities in an unrealized loss position, the Company recorded no reserves for the periods ended March 31, 2025 or December 31, 2024.

Table of Content
As of March 31, 2025, the Company's investment securities portfolio consisted of 762 AFS and HTM securities, of which 582 were in an unrealized loss position. As of December 31, 2024, the Company's investment securities portfolio consisted of 743 AFS and HTM securities, of which 644 were in an unrealized loss position.

Primarily all of First Financial’s HTM debt securities are issued by U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. The remainder of the Company's HTM securities are non-agency collateralized mortgage obligations and obligations of state and other political subdivisions which currently carry ratings no lower than A+. There were no HTM securities on nonaccrual status or past due at March 31, 2025 or December 31, 2024.

Management measures expected credit losses on HTM debt securities on a collective basis by security type. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The Company did not record an ACL for these securities as of March 31, 2025 or December 31, 2024.

The following tables provide the fair value and gross unrealized losses of AFS investment securities in an unrealized loss position for which an ACL has not been recorded, aggregated by investment category and the length of time the individual securities have been in a continuous loss position:

	March 31, 2025
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. Treasuries	$0	$0	$92	$(7)	$92	$(7)
Securities of U.S. Government agencies and corporations	0	0	64,361	(8,212)	64,361	(8,212)
Mortgage-backed securities - residential	266,946	(3,441)	485,197	(81,569)	752,143	(85,010)
Mortgage-backed securities - commercial	23,709	(59)	230,179	(21,287)	253,888	(21,346)
Collateralized mortgage obligations	88,599	(589)	288,026	(44,179)	376,625	(44,768)
Obligations of state and other political subdivisions	11,197	(171)	462,642	(112,484)	473,839	(112,655)
Asset-backed securities	129,559	(407)	85,591	(14,702)	215,150	(15,109)
Other securities	0	0	114,416	(7,340)	114,416	(7,340)
Total	$520,010	$(4,667)	$1,730,504	$(289,780)	$2,250,514	$(294,447)

	December 31, 2024
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. Treasuries	$0	$0	$90	$(9)	$90	$(9)
Securities of U.S. Government agencies and corporations	0	0	71,678	(11,546)	71,678	(11,546)
Mortgage-backed securities - residential	417,516	(9,130)	503,321	(95,078)	920,837	(104,208)
Mortgage-backed securities - commercial	26,516	(67)	286,589	(25,314)	313,105	(25,381)
Collateralized mortgage obligations	120,670	(1,776)	296,813	(50,823)	417,483	(52,599)
Obligations of state and other political subdivisions	19,636	(351)	478,083	(109,553)	497,719	(109,904)
Asset-backed securities	26,389	(189)	159,135	(22,190)	185,524	(22,379)
Other securities	9,988	(12)	115,452	(6,296)	125,440	(6,308)
Total	$620,715	$(11,525)	$1,911,161	$(320,809)	$2,531,876	$(332,334)

Table of Content
The following tables provide the fair value and gross unrecognized losses of HTM investment securities in an unrecognized loss position for which an ACL has not been recorded, aggregated by investment category and the length of time the individual securities have been in a continuous loss position:

	March 31, 2025
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrecognized loss	Fair value	Unrecognized loss	Fair value	Unrecognized loss
U.S. Treasuries	$0	$0	$0	$0	$0	$0
Securities of U.S. Government agencies and corporations	0	0	0	0	0	0
Mortgage-backed securities - residential	0	0	0	0	0	0
Mortgage-backed securities - commercial	0	0	26,084	(4,017)	26,084	(4,017)
Collateralized mortgage obligations	0	0	6,189	(647)	6,189	(647)
Obligations of state and other political subdivisions	3,144	(24)	2,265	(301)	5,409	(325)
Asset-backed securities	0	0	0	0	0	0
Other securities	0	0	29,099	(2,151)	29,099	(2,151)
Total	$3,144	$(24)	$63,637	$(7,116)	$66,781	$(7,140)

	December 31, 2024
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrecognized loss	Fair value	Unrecognized loss	Fair value	Unrecognized loss
U.S. Treasuries	$0	$0	$0	$0	$0	$0
Securities of U.S. Government agencies and corporations	0	0	0	0	0	0
Mortgage-backed securities - residential	0	0	0	0	0	0
Mortgage-backed securities - commercial	0	0	25,990	(4,454)	25,990	(4,454)
Collateralized mortgage obligations	0	0	6,219	(788)	6,219	(788)
Obligations of state and other political subdivisions	3,111	(33)	2,288	(306)	5,399	(339)
Asset-backed securities	0	0	0	0	0	0
Other securities	0	0	28,818	(2,432)	28,818	(2,432)
Total	$3,111	$(33)	$63,315	$(7,980)	$66,426	$(8,013)

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

The following table sets forth the Company's loan portfolio at March 31, 2025 by risk attribute and origination date as well as current period gross chargeoffs:

(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Term Total	Revolving	Total
Commercial & industrial
Pass	$249,537	$750,629	$642,903	$549,742	$274,763	$366,752	$2,834,326	$905,858	$3,740,184
Special mention	1,289	2,953	1,987	2,226	6,324	698	15,477	18,568	34,045
Substandard	57	8,129	1,800	14,921	5,492	4,037	34,436	23,685	58,121
Doubtful	0	0	0	0	0	0	0	0	0
Total	$250,883	$761,711	$646,690	$566,889	$286,579	$371,487	$2,884,239	$948,111	$3,832,350
YTD Gross chargeoffs	$0	$49	$7,235	$249	$138	$373	$8,044	$134	$8,178
Lease financing
Pass	$14,723	$251,913	$209,977	$62,902	$10,333	$5,398	$555,246	$0	$555,246
Special mention	0	0	131	5,698	0	0	5,829	0	5,829
Substandard	957	262	5,564	4,933	669	148	12,533	0	12,533
Doubtful	0	0	0	0	0	0	0	0	0
Total	$15,680	$252,175	$215,672	$73,533	$11,002	$5,546	$573,608	$0	$573,608
YTD Gross chargeoffs	$0	$261	$868	$325	$0	$0	$1,454	$0	$1,454
Construction real estate
Pass	$33,701	$171,982	$222,781	$280,274	$40,872	$19,077	$768,687	$0	$768,687
Special mention	0	0	0	22,819	0	16,420	39,239	0	39,239
Substandard	0	0	0	4,984	10,500	1,365	16,849	0	16,849
Doubtful	0	0	0	0	0	0	0	0	0
Total	$33,701	$171,982	$222,781	$308,077	$51,372	$36,862	$824,775	$0	$824,775
YTD Gross chargeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial real estate - investor
Pass	$59,386	$477,208	$361,179	$466,147	$316,862	$1,139,850	$2,820,632	$34,309	$2,854,941

Table of Content

(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Term Total	Revolving	Total
Special mention	0	13,738	30,297	31,584	0	29,485	105,104	0	105,104
Substandard	0	0	0	10,600	0	30,822	41,422	0	41,422
Doubtful	0	0	0	0	0	0	0	0	0
Total	$59,386	$490,946	$391,476	$508,331	$316,862	$1,200,157	$2,967,158	$34,309	$3,001,467
YTD Gross chargeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial real estate - owner
Pass	$34,992	$197,886	$122,353	$158,108	$90,798	$308,291	$912,428	$20,862	$933,290
Special mention	0	575	0	213	743	1,772	3,303	0	3,303
Substandard	107	2,542	0	856	3,111	12,204	18,820	0	18,820
Doubtful	0	0	0	0	0	0	0	0	0
Total	$35,099	$201,003	$122,353	$159,177	$94,652	$322,267	$934,551	$20,862	$955,413
YTD Gross chargeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Residential real estate
Performing	$16,701	$133,020	$331,848	$323,001	$230,719	$424,819	$1,460,108	$0	$1,460,108
Nonperforming	0	195	532	2,214	4,704	11,951	19,596	0	19,596
Total	$16,701	$133,215	$332,380	$325,215	$235,423	$436,770	$1,479,704	$0	$1,479,704
YTD Gross chargeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Home equity
Performing	$7,633	$30,250	$23,328	$19,776	$23,984	$46,801	$151,772	$714,883	$866,655
Nonperforming	0	0	316	106	140	565	1,127	4,720	5,847
Total	$7,633	$30,250	$23,644	$19,882	$24,124	$47,366	$152,899	$719,603	$872,502
YTD Gross chargeoffs	$0	$0	$14	$0	$8	$42	$64	$22	$86
Installment
Performing	$3,985	$10,315	$7,082	$18,540	$9,362	$5,209	$54,493	$63,327	$117,820
Nonperforming	10	55	108	601	291	60	1,125	727	1,852
Total	$3,995	$10,370	$7,190	$19,141	$9,653	$5,269	$55,618	$64,054	$119,672
YTD Gross chargeoffs	$0	$229	$303	$617	$168	$0	$1,317	$4	$1,321
Credit cards
Performing	$0	$0	$0	$0	$0	$0	$0	$64,411	$64,411
Nonperforming	0	0	0	0	0	0	0	228	228
Total	$0	$0	$0	$0	$0	$0	$0	$64,639	$64,639
YTD Gross chargeoffs	$0	$0	$0	$0	$0	$0	$0	$474	$474
Total Loans	$423,078	$2,051,652	$1,962,186	$1,980,245	$1,029,667	$2,425,724	$9,872,552	$1,851,578	$11,724,130
Total YTD Gross Chargeoffs	$0	$539	$8,420	$1,191	$314	$415	$10,879	$634	$11,513

Table of Content
The following table sets forth the Company's loan portfolio at December 31, 2024 by risk attribute and origination date:

(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Term Total	Revolving	Total
Commercial & industrial
Pass	$819,600	$710,857	$592,046	$298,770	$162,136	$241,857	$2,825,266	$890,880	$3,716,146
Special mention	5,594	1,964	1,971	620	2,859	71	13,079	16,211	29,290
Substandard	4,873	3,433	22,508	8,533	347	4,309	44,003	26,419	70,422
Doubtful	0	0	0	0	0	0	0	0	0
Total	$830,067	$716,254	$616,525	$307,923	$165,342	$246,237	$2,882,348	$933,510	$3,815,858
YTD Gross chargeoffs	$318	$1,264	$5,293	$4,106	$147	$3,295	$14,423	$225	$14,648
Lease financing
Pass	$228,132	$253,776	$70,608	$11,480	$5,309	$1,137	$570,442	$0	$570,442
Special mention	0	644	10,171	550	0	0	11,365	0	11,365
Substandard	292	10,225	4,893	129	8	691	16,238	0	16,238
Doubtful	0	0	0	0	0	0	0	0	0
Total	$228,424	$264,645	$85,672	$12,159	$5,317	$1,828	$598,045	$0	$598,045
YTD Gross chargeoffs	$0	$1,008	$451	$66	$0	$1,867	$3,392	$0	$3,392
Construction real estate
Pass	$139,377	$213,300	$322,493	$40,740	$1,590	$17,352	$734,852	$0	$734,852
Special mention	3,525	0	12,737	0	17,832	0	34,094	0	34,094
Substandard	0	0	0	10,500	0	0	10,500	0	10,500
Doubtful	0	0	0	0	0	0	0	0	0
Total	$142,902	$213,300	$335,230	$51,240	$19,422	$17,352	$779,446	$0	$779,446
YTD Gross chargeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial real estate - investor
Pass	$515,950	$376,740	$497,047	$340,115	$231,922	$949,772	$2,911,546	$36,716	$2,948,262
Special mention	13,738	30,454	18,423	4,282	106	27,144	94,147	0	94,147
Substandard	0	0	10,600	0	4,950	35,425	50,975	0	50,975
Doubtful	0	0	0	0	0	0	0	0	0
Total	$529,688	$407,194	$526,070	$344,397	$236,978	$1,012,341	$3,056,668	$36,716	$3,093,384
YTD Gross chargeoffs	$0	$0	$0	$0	$788	$9,837	$10,625	$0	$10,625
Commercial real estate - owner
Pass	$202,580	$126,550	$161,401	$94,052	$128,068	$215,902	$928,553	$17,268	$945,821
Special mention	1,839	134	213	2,210	504	1,173	6,073	0	6,073
Substandard	0	0	858	3,159	1,249	11,200	16,466	0	16,466
Doubtful	0	0	0	0	0	0	0	0	0
Total	$204,419	$126,684	$162,472	$99,421	$129,821	$228,275	$951,092	$17,268	$968,360
YTD Gross chargeoffs	$0	$0	$0	$0	$0	$8	$8	$0	$8
Residential real estate
Performing	$129,008	$321,232	$324,180	$233,355	$169,901	$264,312	$1,441,988	$0	$1,441,988
Nonperforming	198	541	1,323	4,412	4,300	9,522	20,296	0	20,296
Total	$129,206	$321,773	$325,503	$237,767	$174,201	$273,834	$1,462,284	$0	$1,462,284
YTD Gross chargeoffs	$0	$0	$25	$16	$0	$102	$143	$0	$143
Home equity
Performing	$30,799	$23,969	$20,280	$24,878	$28,882	$21,160	$149,968	$692,993	$842,961
Nonperforming	61	328	124	144	7	354	1,018	5,060	6,078
Total	$30,860	$24,297	$20,404	$25,022	$28,889	$21,514	$150,986	$698,053	$849,039
YTD Gross chargeoffs	$37	$37	$0	$186	$5	$182	$447	$0	$447
Installment
Performing	$12,356	$9,997	$22,244	$11,500	$2,004	$3,759	$61,860	$69,153	$131,013

Table of Content

(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Term Total	Revolving	Total
Nonperforming	190	116	607	268	20	16	1,217	821	2,038
Total	$12,546	$10,113	$22,851	$11,768	$2,024	$3,775	$63,077	$69,974	$133,051
YTD Gross chargeoffs	$382	$1,120	$4,066	$1,779	$71	$42	$7,460	$0	$7,460
Credit cards
Performing	$0	$0	$0	$0	$0	$0	$0	$61,969	$61,969
Nonperforming	0	0	0	0	0	0	0	342	342
Total	$0	$0	$0	$0	$0	$0	$0	$62,311	$62,311
YTD Gross chargeoffs	$0	$0	$0	$0	$0	$0	$0	$2,586	$2,586
Total Loans	$2,108,112	$2,084,260	$2,094,727	$1,089,697	$761,994	$1,805,156	$9,943,946	$1,817,832	$11,761,778
Total YTD Gross Chargeoffs	$737	$3,429	$9,835	$6,153	$1,011	$15,333	$36,498	$2,811	$39,309

Delinquency. Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the date of the scheduled payment.

Loan delinquency, including loans classified as nonaccrual, was as follows:

	As of March 31, 2025
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 89 days past due	Total past due	Current	Total	> 89 days past due and still accruing
Loans
Commercial & industrial	$3,926	$1,418	$2,903	$8,247	$3,824,103	$3,832,350	$0
Lease financing	1,289	343	5,243	6,875	566,733	573,608	0
Construction real estate	0	0	0	0	824,775	824,775	0
Commercial real estate-investor	0	0	16,948	16,948	2,984,519	3,001,467	0
Commercial real estate-owner	586	0	6,373	6,959	948,454	955,413	0
Residential real estate	4,894	1,171	3,899	9,964	1,469,740	1,479,704	0
Home equity	2,139	893	1,175	4,207	868,295	872,502	0
Installment	727	494	465	1,686	117,986	119,672	0
Credit card	474	405	228	1,107	63,532	64,639	228
Total	$14,035	$4,724	$37,234	$55,993	$11,668,137	$11,724,130	$228

	As of December 31, 2024
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 89 days past due	Total past due	Current	Total	> 89 days past due and still accruing
Loans
Commercial & industrial	$4,521	$1,598	$2,470	$8,589	$3,807,269	$3,815,858	$0
Lease financing	3,096	3,085	3,386	9,567	588,478	598,045	19
Construction real estate	0	10,500	0	10,500	768,946	779,446	0
Commercial real estate-investor	0	0	17,360	17,360	3,076,024	3,093,384	0
Commercial real estate-owner	856	0	6,144	7,000	961,360	968,360	0
Residential real estate	6,217	154	5,968	12,339	1,449,945	1,462,284	0
Home equity	1,902	1,102	1,428	4,432	844,607	849,039	0
Installment	914	569	402	1,885	131,166	133,051	0
Credit card	450	196	342	988	61,323	62,311	342
Total	$17,956	$17,204	$37,500	$72,660	$11,689,118	$11,761,778	$361

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

Table of Content
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

The following tables provide the amortized cost basis, as of the period end date, of FDMs that were granted modifications during the three months ended March 31, 2025 and 2024:

	Three months ended March 31, 2025
(Dollars in thousands)	Principal forgiveness	Payment delay	Term extension	Interest rate reduction	Combination: Term extension and interest rate reduction	Total	Percent of total class of loans
Commercial & industrial	$0	$0	$240	$0	$0	$240	0.01%
Commercial real estate-investor	0	2,274	0	0	0	2,274	0.08%
Residential real estate	0	657	0	0	0	657	0.04%
Home equity	0	71	0	0	0	71	0.01%
Total	$0	$3,002	$240	$0	$0	$3,242	0.03%

	Three months ended March 31, 2024
(Dollars in thousands)	Principal forgiveness	Payment delay	Term extension	Interest rate reduction	Combination: Term extension and interest rate reduction	Total	Percent of total class of loans
Commercial & industrial	$0	$0	$7,548	$0	$0	$7,548	0.21%
Residential real estate	0	556	0	0	0	556	0.04%
Home equity	0	40	0	0	0	40	0.01%
Total	$0	$596	$7,548	$0	$0	$8,144	0.07%

The following table provides the financial effect of FDMs granted during the three months ended March 31, 2025 and 2024:

	Three months ended March 31, 2025
(Dollars in thousands)	Principal forgiveness	Weighted average interest rate reduction	Weighted average term extension
Commercial & industrial	$0	0.00%	0.5 years
Total	$0	0.00%	0.5 years

	Three months ended March 31, 2024
(Dollars in thousands)	Principal forgiveness	Weighted average interest rate reduction	Weighted average term extension
Commercial & industrial	$0	0.00%	0.2 years
Total	$0	0.00%	0.2 years

The Company has committed to lend no additional amounts to the borrowers who have been classified as FDM as of either March 31, 2025 or March 31, 2024. Additionally, there were ten FDMs totaling $1.0 million that defaulted during the three months ended March 31, 2025 and were classified as FDMs during the twelve months preceding the default date. There were three FDMs with a balance of $0.2 million that defaulted during the three months ended March 31, 2024 and were classified as FDMs during the twelve months preceding the default date.

Table of Content

The Company closely monitors the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table provides the performance of loans that have been modified during the twelve months preceding March 31, 2025 and 2024.

	Twelve months ended March 31, 2025
(Dollars in thousands)	Current	30 – 59 days past due	60 – 89 days past due	> 89 days past due	Total
Commercial & industrial	$8,850	$0	$0	$367	$9,217
Construction real estate	10,500	0	0	0	10,500
Commercial real estate-investor	2,274	0	0	0	2,274
Residential real estate	1,547	700	137	57	2,441
Home equity	332	0	97	92	521
Total	$23,503	$700	$234	$516	$24,953

	Twelve months ended March 31, 2024
(Dollars in thousands)	Current	30 – 59 days past due	60 – 89 days past due	> 89 days past due	Total
Commercial & industrial	$7,897	$0	$0	$2,266	$10,163
Residential real estate	1,091	163	173	304	1,731
Home equity	130	67	0	21	218
Total	$9,118	$230	$173	$2,591	$12,112

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

The following table provides information on nonaccrual loans and leases:

	March 31, 2025			December 31, 2024
(Dollars in thousands)	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual
Nonaccrual loans
Commercial & industrial	$3,687	$3,962	$7,649	$1,939	$4,702	$6,641
Lease financing	4,241	2,246	6,487	1,982	4,245	6,227
Construction real estate	0	0	0	0	0	0
Commercial real estate	2,392	23,344	25,736	0	32,303	32,303
Residential real estate	0	16,044	16,044	0	16,700	16,700
Home equity	0	2,920	2,920	0	3,418	3,418
Installment	0	719	719	0	684	684
Total nonaccrual loans	$10,320	$49,235	$59,555	$3,921	$62,052	$65,973

Table of Content
Interest income on nonaccrual loans and leases was insignificant for the three months ended March 31, 2025 and was $0.3 million for the three months ended March 31, 2024.

A loan is considered to be collateral dependent when the borrower is experiencing financial difficulty and the repayment is expected to be provided substantially through the operation or sale of collateral. The following table presents the amortized cost basis of collateral dependent loans by class of loan.

	March 31, 2025
	Type of Collateral
(Dollar in thousands)	Business assets	Commercial real estate	Equipment	Land	Residential real estate	Other	Total
Class of loan
Commercial & industrial	$2,380	$0	$2,313	$0	$0	$2,956	$7,649
Lease financing	0	0	6,487	0	0	0	6,487
Commercial real estate-investor	0	16,921	0	0	51	0	16,972
Commercial real estate-owner	0	6,870	1,894	0	0	0	8,764
Residential real estate	0	0	0	0	16,044	0	16,044
Home equity	0	0	0	0	2,920	0	2,920
Installment	0	0	0	0	0	719	719
Total	$2,380	$23,791	$10,694	$0	$19,015	$3,675	$59,555

	December 31, 2024
	Type of Collateral
(Dollar in thousands)	Business assets	Commercial real estate	Equipment	Land	Residential real estate	Other	Total
Class of loan
Commercial & industrial	$2,527	$0	$1,434	$0	$0	$2,680	$6,641
Lease financing	0	0	6,227	0	0	0	6,227
Commercial real estate-investor	0	26,132	0	0	27	0	26,159
Commercial real estate-owner	0	4,250	1,894	0	0	0	6,144
Residential real estate	0	0	0	0	16,700	0	16,700
Home equity	0	0	0	0	3,418	0	3,418
Installment	0	0	0	0	0	684	684
Total	$2,527	$30,382	$9,555	$0	$20,145	$3,364	$65,973

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

The components of the Company's net investments in direct financing and sales-type leases, which are included in Lease financing on the Consolidated Balance Sheets are as follows:

(Dollar in thousands)	March 31, 2025	December 31, 2024
Direct financing and sales-type leases
Lease receivables	$562,901	$581,651
Unguaranteed residual values	10,707	16,394
Total net investment in direct financing and sales-type leases	$573,608	$598,045

Table of Content
Interest income for direct financing and sales-type leases was $9.0 million and $8.4 million for the three months ended March 31, 2025 and March 31, 2024, respectively.

The remaining maturities of lease receivables were as follows:

(Dollars in thousands)	Direct financing and Sales-type
Remainder of 2025	$151,198
2026	178,410
2027	148,484
2028	86,667
2029	46,293
Thereafter	28,510
Total lease payments	639,562
Less: unearned interest income	(76,661)
Net lease receivables	$562,901

OREO. OREO consists of properties acquired by the Company primarily through the loan foreclosure or repossession process, that results in partial or total satisfaction of problem loans.

Changes in OREO were as follows:

	Three months ended
	March 31,
(Dollars in thousands)	2025	2024
Balance at beginning of period	$64	$106
Additions
Commercial real estate	0	0
Residential real estate	149	55
Total additions	149	55
Disposals
Commercial real estate	0	0
Residential real estate	0	0
Total disposals	0	0
Valuation adjustment
Commercial real estate	0	0
Residential real estate	0	0
Total valuation adjustment	0	0
Balance at end of period	$213	$161
NOTE 5:  ALLOWANCE FOR CREDIT LOSSES

Allowance for credit losses - loans and leases. The ACL is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. The ACL is increased by provision expense and decreased by charge-offs, net of recoveries of amounts previously charged-off. First Financial's policy is to charge-off all or a portion of a loan when, in management's opinion, it is unlikely to collect the principal amount owed in full, either through payments from the borrower or a guarantor or from the liquidation of collateral. Similarly, upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. Cumulative recovery payments credited to the ACL for any loan do not exceed the amount charged-off. Accrued interest receivable on loans and leases, which totaled $53.4 million and $53.2 million as of March 31, 2025 and December 31, 2024, respectively, is excluded from the estimate of credit losses.

Table of Content
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

The ACL is measured on a collective (pool) basis when similar risk characteristics exist. The Company has identified the following portfolio segments and measures the ACL using the following methods:

Commercial and industrial – C&I loans include revolving lines of credit and term loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases, leasehold improvements or other projects. C&I loans are generally underwritten individually and secured with the assets of the Company and/or the personal guarantee of the business owners. C&I loans also include ABL, equipment and leasehold improvement financing for franchisees in the quick service and casual dining restaurant sector, insurance premium financing and commission-based loans to insurance agents and brokers. ABL transactions typically involve larger commercial clients and are secured by specific assets, such as inventory, accounts receivable, machinery and equipment. In the franchise lending space, First Financial focuses on a limited number of restaurant concepts that have sound economics, low closure rates and strong brand awareness within specified local, regional or national markets. Within the insurance lending platform, First Financial serves insurance agents and brokers that are looking to maximize their book-of-business value and grow their agency business, in addition to commercial customers financing their insurance premiums.

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

The construction ACL model is adjusted for forecasted changes in rental vacancy rates in the Bank’s geographic footprint, CRE prices and median asking rent. Changes in forecasted expectations for these economic variables could result in volatility in the Company's ACL in future periods.

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

First Financial models owner-occupied and investor CRE separately when determining the ACL. For owner occupied CRE, the model is adjusted for forecasted changes in S&P 500 performance, CRE prices and business bankruptcies. The investor CRE loans model is adjusted by forecasted S&P 500 performance, the return on rental property (NCREIF Property Index) and business bankruptcies. Changes in forecasted expectations for these economic variables could result in volatility in the Company’s ACL in future periods.

Table of Content
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

The residential real estate ACL model is adjusted for forecasted changes in mortgage debt service ratio, home sales and disposable income. Changes in forecasted expectations for these economic variables could result in volatility in the Company's ACL in future periods.

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

The installment ACL model is adjusted for forecasted changes in outstanding consumer credit and CPI. Changes in forecasted expectations for these economic variables could result in volatility in the Company's ACL in future periods.

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

The Company utilized the Moody's March baseline forecast as its R&S forecast in the quantitative model. For reasonableness, the Company also considered the impact to the model from alternative, more adverse economic forecasts and alternative prepayment speeds. These alternative analyses were utilized to inform the Company's qualitative adjustments. Additionally, First Financial considered its credit exposure to certain industries believed to be at risk for future credit stress, such as franchise, office, hotel and investor commercial real estate lending when making qualitative adjustments to the ACL model.

First Financial's ACL is influenced by loan volumes, risk rating migration or delinquency status, and other conditions impacting loss expectations, such as reasonable and supportable forecasts of economic conditions. The ACL as of March 31, 2025 declined slightly from year end primarily due to decreased loan balances.

Table of Content
Changes in the allowance by loan category were as follows:

	Three months ended March 31, 2025
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction real estate	Commercial real estate	Residential real estate	Home equity	Installment	Credit card	Total
Allowance for credit losses:
Beginning balance	$49,987	$13,079	$19,216	$35,721	$17,822	$14,774	$3,564	$2,628	$156,791
Provision for credit losses	8,470	1,183	348	(1,108)	(660)	300	313	295	9,141
Loans charged off	(8,178)	(1,454)	0	0	0	(86)	(1,321)	(474)	(11,513)
Recoveries	195	29	0	24	24	144	563	84	1,063
Total net charge-offs	(7,983)	(1,425)	0	24	24	58	(758)	(390)	(10,450)
Ending allowance for credit losses	$50,474	$12,837	$19,564	$34,637	$17,186	$15,132	$3,119	$2,533	$155,482

	Three months ended March 31, 2024
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction real estate	Commercial real estate	Residential real estate	Home equity	Installment	Credit card	Total
Allowance for credit losses:
Beginning balance	$44,319	$12,365	$11,003	$34,903	$18,088	$13,322	$4,888	$2,545	$141,433
Provision for credit losses	4,233	(518)	2,334	4,789	(330)	(380)	2,623	668	13,419
Loans charged off	(2,695)	(3)	0	(5,319)	(65)	(25)	(2,236)	(794)	(11,137)
Recoveries	162	59	0	38	24	80	145	51	559
Total net charge-offs	(2,533)	56	0	(5,281)	(41)	55	(2,091)	(743)	(10,578)
Ending allowance for credit losses	$46,019	$11,903	$13,337	$34,411	$17,717	$12,997	$5,420	$2,470	$144,274

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

The ACL on unfunded commitments was $16.4 million as of March 31, 2025 and $16.9 million as of December 31, 2024. Additionally, First Financial recorded provision recapture related to the allowance on unfunded commitments of $0.4 million and $2.3 million for the three months ended March 31, 2025 and March 31, 2024, respectively.
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

Substantially all of the Company's lessee contracts are classified as operating leases. Under Topic 842, operating lease agreements are required to be recognized on the Consolidated Balance Sheets as an ROU asset and a corresponding lease liability. The Company's right to use an asset over the life of a lease is recorded as a ROU asset in Accrued interest and other assets on the Consolidated Balance Sheets and was $48.8 million and $49.9 million at March 31, 2025 and December 31, 2024, respectively. Certain adjustments to the ROU asset may be required for items such as initial direct costs paid or incentives received. First Financial recorded a $58.6 million and $59.8 million lease liability in Accrued interest and other liabilities on the Consolidated Balance Sheets at March 31, 2025 and December 31, 2024, respectively.

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

The components of lease expense were as follows:

	Three months ended
	March 31,
(Dollars in thousands)	2025	2024
Operating lease cost	$2,013	$2,044
Variable lease cost	761	790
Total operating lease cost	$2,774	$2,834

Future minimum commitments due under these lease agreements as of March 31, 2025 are as follows:

(Dollars in thousands)	Operating leases
2025 (remaining nine months)	$6,212
2026	8,029
2027	7,656
2028	7,547
2029	7,100
Thereafter	36,365
Total lease payments	72,909
Less imputed interest	(14,309)
Total	$58,600

The weighted average remaining lease term and discount rate for the Company's operating leases were as follows:

	March 31, 2025	December 31, 2024
Operating leases
Weighted-average remaining lease term	11.4 years	11.5 years
Weighted-average discount rate	3.49%	3.48%

Supplemental cash information at March 31, 2025 and 2024 related to leases was as follows:

	Three months ended
	March 31,
(Dollars in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,096	$2,121
ROU assets obtained in exchange for lease obligations
Operating leases	363	174

NOTE 7: OPERATING LEASES - LESSOR

First Financial provides financing for various types of equipment through a variety of leasing arrangements. Operating leases are carried at cost less accumulated depreciation in the Consolidated Balance Sheets. Operating leases were $213.6 million and $209.1 million at March 31, 2025 and December 31, 2024, respectively, net of accumulated depreciation of $125.9 million and $93.6 million, respectively. The Company recorded lease income of $17.9 million and $12.1 million related to lease payments

Table of Content
for operating leases in Leasing business income in the Consolidated Statements of Income for the three months ended March 31, 2025 and 2024, respectively. Depreciation expense related to operating lease equipment was $12.8 million and $9.8 million for the three months ended March 31, 2025 and 2024, respectively. Depreciation expense related to operating lease equipment is included in Leasing business expense in the Consolidated Statements of Income.

First Financial performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. First Financial recognized no impairment losses associated with operating lease assets for the three months ended March 31, 2025 or 2024. Recognized impairment losses, if any, would be recorded in Leasing business income in the Consolidated Statements of Income.

The future lease payments receivable from operating leases as of March 31, 2025 are as follows:

(Dollars in thousands)	Undiscounted cash flows
2025 (remaining nine months)	$47,679
2026	54,206
2027	37,749
2028	20,373
2029	10,843
Thereafter	3,944
Total operating lease payments	$174,794

NOTE 8:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill. Assets and liabilities acquired in a business combination are recorded at their estimated fair values as of the acquisition date. The excess of the purchase price of the acquisition over the fair value of net assets acquired is recorded as goodwill.

Changes in the carrying amount of goodwill for the three months ended March 31, 2025 and March 31, 2024 were as follows:

	Three months ended
	March 31,
(Dollars in thousands)	2025	2024
Balance at beginning of period	$1,007,656	$1,005,868
Goodwill resulting from business combinations	0	1,788
Balance at end of period	$1,007,656	$1,007,656

In the first quarter of 2024, First Financial recorded $1.8 million of goodwill related to the acquisition of Agile Premium Finance. Agile specializes in lending to commercial customers to finance insurance premiums. These loans are generally secured by the unearned premiums on the underlying insurance policies and are typically short in duration. This acquisition is consistent with First Financial's approach of adding niche financial services to its line-up of core banking services and will complement First Financial's existing specialty lending business. The measurement period for recording adjustments to the fair value of assets and liabilities acquired in the Agile acquisition ended in February 2025.

Goodwill is evaluated for impairment on an annual basis as of October 1 of each year, or whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value. First Financial performed its most recent annual impairment test as of October 1, 2024 and no impairment was indicated. As of March 31, 2025, no events or changes in circumstances indicated that the fair value of the reporting unit was below its carrying value.

Other intangible assets. Other intangible assets consist primarily of core deposit intangibles, customer lists, mortgage servicing rights and other miscellaneous intangibles, such as purchase commissions, non-compete agreements and trade name intangibles.

Core deposit intangibles represent the estimated fair value of acquired customer deposit relationships on the date of acquisition and are amortized on an accelerated basis over their estimated useful lives. First Financial's core deposit intangibles have an estimated remaining life of 3.0 years.

Table of Content
First Financial recorded a customer list intangible asset in conjunction with the Agile, Summit and Bannockburn acquisitions to account for the obligation or advantage on the part of either the Company or customers to continue pre-existing relationships subsequent to the merger. These customer list intangibles are being amortized on a straight-line basis over their estimated used lives. The Agile customer list was $2.5 million at both March 31, 2025 and December 31, 2024, and is being amortized over an estimated remaining life of 11.9 years. The Summit customer list was $22.0 million and $22.6 million at March 31, 2025 and December 31, 2024, respectively, and is being amortized over an estimated remaining life of 8.8 years. The Bannockburn customer list was $19.4 million and $20.3 million at March 31, 2025 and December 31, 2024, respectively, and is being amortized over an estimated remaining life of 5.4 years.

Mortgage servicing rights represent the value of servicing fees First Financial expects to receive from the servicing responsibilities it retains when selling fixed and adjustable-rate residential mortgage loans. In those sales, First Financial retains servicing responsibilities and provides certain standard representations and warranties; however, the investors have no recourse to the Company’s other assets for failure of debtors to pay when due. First Financial receives servicing fees based on a percentage of the outstanding balance. When First Financial sells mortgage loans with servicing rights retained, these servicing rights are initially recorded at estimated fair value. First Financial has selected the “amortization method” as permissible within GAAP, whereby the servicing rights capitalized are amortized in proportion to and over the period of estimated future servicing income with respect to the underlying loan. At the end of each reporting period, the carrying value of MSRs is assessed for impairment with a comparison to fair value. MSRs are carried at the lower of their amortized cost or fair value. The amortization of MSRs is included within other noninterest income in the Consolidated Statements of Income.

Amortization expense recognized on other intangible assets for the three months ended March 31, 2025 and March 31, 2024 was $3.2 million and $3.1 million, which includes MSR amortization of $0.9 million and $0.8 million, respectively.

The gross carrying amount and accumulated amortization of other intangible assets at March 31, 2025 and December 31, 2024 were as follows:

(Dollars in thousands)	March 31, 2025		December 31, 2024
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Core deposit intangibles	$41,750	$(33,028)	$41,750	$(32,302)
Customer lists	72,278	(28,399)	72,278	(26,822)
Other	9,269	(3,396)	9,381	(3,416)
Mortgage servicing rights	27,889	(9,361)	27,217	(8,795)
Total	$151,186	$(74,184)	$150,626	$(71,335)

NOTE 9:  BORROWINGS

Short-term borrowings, or borrowings that mature in less than one year, on the Consolidated Balance Sheets include repurchase agreements utilized for corporate sweep accounts with cash management account agreements in place, federal funds purchased, overnight advances from the FHLB and a short-term line of credit.

All repurchase agreements are subject to terms and conditions agreed to by the Bank and the client. To secure its liability to the client, the Bank is authorized to sell or repurchase U.S. Treasury, government agency and mortgage-backed securities. As of both March 31, 2025 and December 31, 2024, the Bank had no securities sold under agreements to repurchase.

The Company had $735.0 million and $625.0 million in short-term borrowings with the FHLB at March 31, 2025 and December 31, 2024, respectively. These short-term borrowings are used to manage normal liquidity needs and support the Company's asset and liability management strategies. Additionally, at March 31, 2025 and December 31, 2024, other short-term borrowings included $64.8 million and $130.5 million, respectively, of collateral owed to counterparty banks by First Financial. First Financial had no federal funds purchased at March 31, 2025 or December 31, 2024.

First Financial also has a $40.0 million short-term credit facility with an unaffiliated bank that matures in December 2025, which is included in short-term borrowings. This facility has a variable interest rate and provides First Financial additional liquidity, if needed, for various corporate activities including the repurchase of First Financial common stock and the payment of dividends to shareholders. As of both March 31, 2025 and December 31, 2024, First Financial had no outstanding balance on this facility. The credit agreement requires First Financial to comply with certain covenants including those related to asset

Table of Content
quality and capital levels, and First Financial was in compliance with all covenants associated with this facility as of both March 31, 2025 and December 31, 2024. This credit facility also required First Financial to pledge as collateral the Bank's common stock where the lender is granted a security interest in this collateral.

The following is a summary of First Financial's short-term borrowings:

(Dollars in thousands)	March 31, 2025	December 31, 2024
FHLB short-term borrowings	$735,000	$625,000
Other short-term borrowings	64,792	130,452
Total short-term borrowings	$799,792	$755,452

First Financial had $345.9 million and $347.5 million of long-term debt as of March 31, 2025 and December 31, 2024 respectively, which included subordinated notes, capital lease liabilities and an interest free loan with a municipality.

The following is a summary of First Financial's long-term debt:

	March 31, 2025		December 31, 2024
(Dollars in thousands)	Amount	Average rate	Amount	Average rate
Subordinated notes	$314,734	5.42%	$314,619	5.43%
Unamortized debt issuance costs	(1,131)	N/A	(1,227)	N/A
Notes issued in conjunction with acquisition of property and equipment	30,276	5.16%	31,822	4.95%
Capital lease liability	1,224	4.41%	1,520	3.85%
Capital loan with municipality	775	0.00%	775	0.00%
Total long-term debt	$345,878	5.40%	$347,509	5.39%

In 2015, First Financial issued $120.0 million of subordinated notes, which have a fixed interest rate of 5.13% payable semiannually and mature in August 2025. These notes are not redeemable by the Company or callable by the holders of the notes prior to maturity. Subordinated notes are included in Long-term debt on the Consolidated Balance Sheets and treated as Tier 2 capital for regulatory capital purposes, subject to certain limitations. When subordinated notes are within five years of maturity, the tier 2 capital eligibility reduces by 20% each year. Since this subordinated debt is within one year of maturity, it is no longer eligible to be treated as Tier 2 capital at March 31, 2025 for regulatory capital purposes.

In April 2020, First Financial issued $150.0 million of fixed to floating rate subordinated notes. These subordinated notes have an initial fixed interest rate of 5.25% to, but excluding, May 15, 2025, payable semi-annually in arrears. From, and including, May 15, 2025, the interest rate on the subordinated notes will reset quarterly to a floating rate per annum equal to a benchmark rate, which is expected to be the then-current three-month term SOFR, plus 509 basis points, payable quarterly in arrears. The subordinated notes mature on May 15, 2030. These notes are redeemable by the Company in whole or in part beginning with the interest payment date of May 15, 2025. This subordinated debt issued in April 2020 that matures in May 2030 is eligible to be treated as Tier 2 capital for 100% of its original issuance amount at March 31, 2025 for regulatory capital purposes.

In addition, First Financial acquired $49.5 million of variable rate subordinated notes in the MSFG merger that were issued to previously formed trusts in exchange for the trust proceeds. These notes were recorded at fair value at the date of the MSFG merger and the Consolidated Balance Sheets include $44.7 million and $44.6 million for these notes at March 31, 2025 and December 31, 2024, respectively. Interest on the acquired subordinated notes is payable quarterly, in arrears, and the Company has the option to defer interest payments for a period not to exceed 20 consecutive quarters. These acquired subordinated notes mature 30 years after the date of original issuance and may be called at par following the 5 year anniversary of issuance. These variable rate subordinated notes are callable as of March 31, 2025 and are treated as Tier 1 capital for regulatory capital purposes.

Additionally, long-term borrowings included $30.3 million and $31.8 million of term notes, both with and without recourse, with an average interest rate of 5.16% and 4.95% at March 31, 2025 and December 31, 2024, respectively. These term notes were used to finance equity investments in the purchase of equipment to be leased to customers.

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

The Company is exposed to losses if a counterparty fails to make its payments under a contract in which the Company is in the net receiving position. The Company anticipates that the counterparties will be able to fully satisfy the obligations under the agreements. All of the contracts to which the Company is a party settle monthly, quarterly or semi-annually. In addition, First Financial obtains collateral above certain thresholds of the fair value of derivatives for each dealer counterparty based upon their credit standing and the Company has netting agreements with the dealers with which it does business.

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

At March 31, 2025, for the interest rate client derivatives, the Company had a total counterparty notional amount outstanding of $2.2 billion, spread among seven counterparties, with an estimated fair value, including accrued interest, of $56.0 million. At December 31, 2024, the Company had interest rate client derivatives with a total counterparty notional amount outstanding of $2.2 billion, spread among six counterparties, with an estimated fair value of $91.7 million.

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

Foreign exchange contracts. First Financial enters into foreign exchange derivative contracts for the benefit of commercial customers to hedge their exposure to foreign currency fluctuations. Similar to the hedging of interest rate risk from interest rate client derivative contracts, First Financial also enters into foreign exchange contracts with major financial institutions to economically hedge a substantial portion of the exposure from client driven foreign exchange activity. These derivatives are classified as free-standing instruments with the revaluation gain or loss recorded in Foreign exchange income in the Consolidated Statements of Income. The Company has risk limits and internal controls in place to help ensure excessive risk is not being taken when providing this service to customers. These controls include a determination of currency volatility and credit equivalent exposure on these contracts. While these derivatives represent economic hedges, they do not qualify as hedges for accounting purposes.

At March 31, 2025, for foreign exchange contracts, the Company had total counterparty notional amount outstanding of $6.4 billion spread among four counterparties, with an estimated fair value of $8.3 million. At December 31, 2024, the Company

Table of Content
had total counterparty notional amounts outstanding of $5.8 billion spread among four counterparties, with an estimated fair value of $29.0 million.

In connection with its use of foreign exchange contracts, First Financial and its counterparties may be required to post cash collateral to offset the market position of the derivative instruments. First Financial maintains the right to offset these derivative positions with the collateral posted against them by or with the relevant counterparties.

In 2024, a single foreign exchange trade was mutually terminated and the counterparty was not able to immediately fully satisfy the obligation under the agreement. As such, a $45.0 million receivable was established in Accrued interest and other assets on the Consolidated Balance Sheet, and the Company considers this receivable a classified asset for asset quality purposes.

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

At March 31, 2025, for commodities contracts, the Company had total counterparty notional amount outstanding of $4.4 million with four counterparties and an estimated fair value of $0.1 million. At December 31, 2024, the Company had total counterparty notional amount outstanding of $1.7 million with three counterparties and an estimated fair value of $0.2 million.

Cash Flow Hedges. First Financial enters into interest rate collars and floors, which are designated as cash flow hedges, to mitigate interest rate risk on variable-rate commercial loan pools. As of both March 31, 2025 and December 31, 2024, these hedges were determined to be effective and are expected to remain effective during the remaining terms. Changes in the fair value of cash flow hedges included in the assessment of hedge effectiveness are recorded in AOCI and reclassified from AOCI to current period earnings when the hedged item affects earnings. Reclassified gains and losses on interest rate contracts related to commercial and industrial loans are recorded within interest income in the Consolidated Statements of Income.

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

The notional value of the Company's cash flow hedges was $1.0 billion at March 31, 2025, with a $0.4 million gain recorded in AOCI in the Consolidated Balance Sheet. As of March 31, 2025, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 45 months. It is estimated that $0.7 million will be reclassified from OCI to interest income during the next 12 months.

At December 31, 2024, the notional value of the Company's cash flow hedges was $1.0 billion, with a $1.2 million loss recorded in AOCI in the Consolidated Balance Sheet.

The effect of derivative instruments in cash flow hedging relationships on the Consolidated Statements of Income for the three months ended March 31, were as follows:

Derivatives in Cash Flow Hedging Relationship	Location of Gain or (Loss) Reclassified from AOCI into income	Gain (loss) reclassified in AOCI on Derivatives		Gain (loss) recognized in OCI on Derivatives
(Dollars in thousands)		March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Interest rate contracts	Interest income/(expense)	$(199)	$(199)	$1,556	$(336)

Table of Content

The following table details the classification and amounts of interest rate derivatives, foreign exchange contracts and cash flow hedges recognized in the Consolidated Balance Sheets:

	March 31, 2025			December 31, 2024
		Estimated fair value			Estimated fair value
(Dollars in thousands)	Notional amount	Gain (1)	Loss (2)	Notional amount	Gain (1)	Loss (2)
Derivatives not designated as qualifying hedging instruments
Interest rate derivatives - instruments associated with loans
Matched interest rate contracts with borrowers	$2,213,373	$14,225	$(70,293)	$2,211,542	$6,849	$(95,341)
Matched interest rate contracts with counterparty	2,213,373	70,222	(14,199)	2,211,542	95,292	(6,849)
Foreign exchange contracts
Matched foreign exchange contracts with customers	6,416,668	112,191	(103,922)	5,772,686	161,686	(132,732)
Match foreign exchange contracts with counterparty	6,380,764	103,922	(112,191)	5,741,839	132,732	(161,686)
Commodity contracts
Matched commodity with client	4,387	0	(56)	1,717	0	(158)
Matched commodity with counterparty	4,393	56	0	1,701	158	0
Total derivatives not designated as qualifying hedging instruments	17,232,958	300,616	(300,661)	15,941,027	396,717	(396,766)

Derivatives designated as qualifying hedging instruments
Cash flow hedges
Interest rate collars and floors	1,000,000	1,613	0	1,000,000	387	(619)
Total derivatives designated as qualifying hedging instruments	1,000,000	1,613	0	1,000,000	387	(619)
Total	$18,232,958	$302,229	$(300,661)	$16,941,027	$397,104	$(397,385)
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

The following table discloses the gross and net amounts of interest rate derivatives, foreign exchange contracts and cash flow hedges recognized in the Consolidated Balance Sheets:

	March 31, 2025			December 31, 2024
(Dollars in thousands)	Gross amounts of recognized assets (liabilities)	Gross amounts offset in the Consolidated Balance Sheets	Net amounts of assets/(liabilities) presented in the Consolidated Balance Sheets	Gross amounts of recognized assets (liabilities)	Gross amounts offset in the Consolidated Balance Sheets	Net amounts of assets/(liabilities) presented in the Consolidated Balance Sheets
Interest rate contracts (1)	$(133,921)	$82,419	$(51,502)	$(242,720)	$102,141	$(140,579)
Foreign exchange contracts	(216,113)	113,947	(102,166)	(294,418)	144,710	(149,708)
Commodity contracts	(56)	56	0	(158)	158	0
Cash flow hedges	1,613	(494)	1,119	1,917	(619)	1,298
Total	$(348,477)	$195,928	$(152,549)	$(535,379)	$246,390	$(288,989)
(1) Includes accrued interest receivable and collateral.

Table of Content
The following table details the derivative financial instruments and the average remaining maturities at March 31, 2025:

(Dollars in thousands)	Notional amount	Average maturity (years)	Fair value
Interest rate contracts
Receive fixed, matched interest rate contracts with borrower	$2,213,373	4.0	$(56,068)
Pay fixed, matched interest rate contracts with counterparty	2,213,373	4.0	56,023
Foreign exchange contracts
Foreign exchange contracts-pay USD	6,416,668	0.7	8,269
Foreign exchange contracts-receive USD	6,380,764	0.7	(8,269)
Commodities contracts
Client commodity contracts	4,387	0.5	56
Counterparty commodity contracts	4,393	0.5	(56)
Total client derivatives	17,232,958	1.5	(45)

Cash flow hedges
Interest rate collars and floors on loan pools	1,000,000	2.5	1,613
Total cash flow hedges	1,000,000	2.5	1,613
Total	$18,232,958	1.6	$1,568

At March 31, 2025, the derivative collateral owed by the Company to counterparty banks was $52.2 million with $12.6 million restricted within cash and due from banks on the Company's Consolidated Balance Sheets and $64.8 million recorded in short-term borrowings. Derivative collateral owed by the Company to the counterparty banks at December 31, 2024 was $115.4 million with $15.0 million restricted within cash and due from banks and $130.5 million recorded in short-term borrowings.

Credit derivatives. In conjunction with participating interests in commercial loans, First Financial periodically enters into risk participation agreements with counterparties whereby First Financial either assumes or sells a portion of the credit exposure associated with an interest rate swap on the participated loan in exchange for a fee. Under these agreements, First Financial will either make a payment to or receive a payment from the counterparty if the loan customer defaults on its obligation to perform under the interest rate swap contract. The total notional value of the purchased risk agreements totaled $188.9 million as of March 31, 2025 and $204.8 million as of December 31, 2024. The total notional value of the sold risk agreements totaled $97.7 million as of March 31, 2025 and $106.0 million as of December 31, 2024. The net fair value of these agreements was recorded in Accrued interest and other liabilities on the Consolidated Balance Sheets and was insignificant at both March 31, 2025 and December 31, 2024.

Mortgage derivatives. First Financial enters into IRLCs and forward commitments for the future delivery of mortgage loans to third party investors, which are considered derivatives. When borrowers secure an IRLC with First Financial and the loans are intended to be sold, First Financial will enter into forward commitments for the future delivery of the loans to third party investors in order to hedge against the effect of changes in interest rates impacting IRLCs and loans held for sale. At March 31, 2025, the notional amount of the IRLCs was $63.5 million and the notional amount of forward commitments was $48.8 million. As of December 31, 2024, the notional amount of IRLCs was $27.8 million and the notional amount of forward commitments was $22.3 million. The fair value on these agreements was $0.2 million at both March 31, 2025 and December 31, 2024, and was recorded in Accrued interest and other assets on the Consolidated Balance Sheets.

NOTE 11:  COMMITMENTS AND CONTINGENCIES

First Financial offers a variety of financial instruments including loan commitments and letters of credit to assist clients in meeting their requirement for liquidity and credit enhancement. GAAP does not require these financial instruments to be recorded in the Consolidated Financial Statements.

First Financial utilizes the same credit policies in issuing commitments and conditional obligations as it does for credit instruments recorded on the Consolidated Balance Sheets. First Financial’s exposure to credit loss in the event of non-performance by the counterparty was represented by the contractual amounts of those instruments. First Financial estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to

Table of Content
extend credit, unless that obligation is unconditionally cancellable by the Company in accordance with ASC 326. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life consistent with the Company's ACL methodology for loans and leases. Adjustments to the reserve for unfunded commitments are recorded in Provision for (recapture of) credit losses - unfunded commitments in the Consolidated Statements of Income. First Financial had $16.4 million and $16.9 million of reserves for unfunded commitments recorded in Accrued interest and other liabilities on the Consolidated Balance Sheets at March 31, 2025 and December 31, 2024, respectively.

Loan commitments. Loan commitments are agreements to extend credit to a client, absent any violation of conditions established in the commitment agreement.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if deemed necessary by First Financial upon extension of credit, is based on management’s credit evaluation of the client.  The collateral held varies, but may include securities, real estate, inventory, plant or equipment. First Financial had commitments to extend credit of $3.8 billion at both March 31, 2025 and December 31, 2024. As of March 31, 2025, commitments with a fixed interest rate totaled $74.9 million while commitments with variable interest rates totaled $3.7 billion. At December 31, 2024, commitments with a fixed interest rate totaled $69.3 million while commitments with variable interest rates totaled $3.7 billion. First Financial's fixed rate commitments have interest rates ranging from 0.00% to 21.00% at both March 31, 2025 and December 31, 2024 and have maturities ranging from less than one year to 31.0 years at March 31, 2025 and maturities ranging from less than one year to 31.6 years at December 31, 2024.

The following table presents by type First Financial's active loan balances and related obligations to extend credit:

	March 31, 2025		December 31, 2024
(dollars in thousands)	Unfunded commitment	Loan balance	Unfunded commitment	Loan balance
Commercial & industrial	$1,908,551	$3,832,350	$1,887,965	$3,815,858
Lease financing	0	573,608	0	598,045
Construction real estate	312,188	824,775	327,743	779,446
Commercial real estate-investor	97,556	3,001,467	95,810	3,093,384
Commercial real estate-owner	40,356	955,413	40,791	968,360
Residential real estate	72,995	1,479,704	76,401	1,462,284
Home equity	1,024,624	872,502	1,002,965	849,039
Installment	29,974	119,672	33,200	133,051
Credit card	291,077	64,639	285,782	62,311
Total	$3,777,321	$11,724,130	$3,750,657	$11,761,778

Letters of credit. Letters of credit are conditional commitments issued by First Financial to guarantee the performance of a client to a third party.  First Financial’s letters of credit consist of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services.  The risk to First Financial arises from its obligation to make payment in the event of the client's contractual default to produce the contracted good or service to a third party.  First Financial issued letters of credit aggregating $26.0 million and $25.1 million at March 31, 2025 and December 31, 2024, respectively. Management conducts regular reviews of these instruments on an individual client basis.

Risk participation agreements. In conjunction with participating interests in commercial loans, First Financial periodically enters into risk participation agreements with counterparties whereby First Financial either assumes or sells a portion of the credit exposure associated with an interest rate swap on the participated loan in exchange for a fee. Under these agreements, First Financial will either make a payment to or receive a payment from the counterparty if the loan customer defaults on its obligation to perform under the interest rate swap contract. The total notional amount of the risk participation agreements was $286.6 million and $310.7 million at March 31, 2025 and December 31, 2024, respectively.

Affordable housing projects and other tax credit investments. First Financial is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved qualified affordable housing, renewable energy, or other renovation or community revitalization projects. These investments are included in Accrued interest and other assets in the Consolidated Balance Sheets, with any unfunded commitments included in Accrued interest and other liabilities in the Consolidated Balance Sheets. As of March 31, 2025, First Financial expects to recover its remaining investments through the use of the tax credits that are generated by the investments.

Table of Content

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

The following table summarizes First Financial's investments in affordable housing projects and other tax credit investments.

(Dollars in thousands)		March 31, 2025		December 31, 2024
Investment	Accounting Method	Investment	Unfunded commitment	Investment	Unfunded commitment
LIHTC	Proportional amortization	$144,161	$68,343	$148,942	$72,830
HTC	Proportional amortization	12,478	56	14,077	56
HTC	Equity	8,669	5,855	8,781	6,656
NMTC	Equity	1,030	0	1,191	0
Renewable energy	Equity	10,431	213	10,571	222
Total		$176,769	$74,467	$183,562	$79,764

The following table summarizes First Financial's amortization expense and tax benefit recognized in affordable housing projects and other tax credit investments.

		Three months ended
		March 31, 2025		March 31, 2024
(Dollars in thousands)	Accounting Method	Amortization expense (1)	Tax expense (benefit) recognized (2)	Amortization expense (1)	Tax expense (benefit) recognized (2)
LIHTC	Proportional amortization	$5,978	$(4,647)	$4,075	$(4,126)
HTC	Proportional amortization	53	(1,033)	833	(968)
HTC	Equity	112	(101)	0	0
NMTC	Equity	0	0	31	(1)
Renewable energy	Equity	0	0	0	0
Total		$6,143	$(5,781)	$4,939	$(5,095)

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

As part of the ordinary course of business, First Financial and its subsidiaries are parties to litigation, including claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral, foreclosure interests that are incidental to our regular business activities and other matters. While the ultimate liability with respect to these litigation matters and claims cannot be determined at this time, First Financial believes that damages, if any, and other amounts relating to pending matters are not probable or cannot be reasonably estimated as of March 31, 2025. Reserves are established for these various matters of litigation when appropriate under FASB ASC Topic 450, Contingencies, based in part upon the advice of legal counsel. First Financial had no reserves related to litigation matters as of March 31, 2025 or December 31, 2024.

Table of Content

NOTE 12:  INCOME TAXES

For the first three months of 2025, income tax expense was $12.3 million, resulting in an effective tax rate of 19.4% compared to $11.0 million and an effective tax rate of 17.9% for the comparable period in 2024. The higher effective tax rate in 2025 is primarily driven by higher taxable income, decreased federal income tax credits and a decline in federally tax-exempt income.

At both March 31, 2025 and December 31, 2024, First Financial had no unrecognized tax benefits. As defined by FASB ASC Topic 740-10, Income Taxes, an unrecognized tax benefit is a position that if recognized would favorably impact the effective income tax rate in future periods. First Financial recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. At March 31, 2025 and December 31, 2024, the Company had no interest or penalties recorded.

First Financial and its subsidiaries are subject to U.S. federal income tax as well as state and local income tax in numerous jurisdictions.  Tax years prior to 2021 have been closed and are no longer subject to U.S. federal income tax examinations. Tax years 2021 through 2024 remain open to examination by the federal taxing authority. With limited exception, First Financial is no longer subject to state and local income tax examinations for years prior to 2020.

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

First Financial made no cash contributions to the pension plan during the three months ended March 31, 2025 or the year ended December 31, 2024. Since the plan is fully funded, First Financial does not expect to make any contributions to the plan in 2025.

As a result of the plan’s actuarial projections, First Financial recorded expense in the Company's Consolidated Statements of Income, as set forth in the following table.

	Three months ended
	March 31,
(Dollars in thousands)	2025	2024
Service cost	$2,775	$2,425
Interest cost	1,425	1,300
Expected return on assets	(2,550)	(2,625)
Net actuarial loss	625	375
Net periodic benefit cost (income)	$2,275	$1,475

Table of Content
NOTE 14:  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss).  The following table summarizes the changes within each classification of AOCI:

	Three months ended March 31, 2025
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Unrealized gain (loss) on debt securities	$33,525	$(9,913)	$43,438	$(9,568)	$33,870	$(256,514)	$33,870	$(222,644)
Unrealized gain (loss) on derivatives	1,825	(199)	2,024	(468)	1,556	(1,176)	1,556	380
Retirement obligation	0	(625)	625	(145)	480	(30,480)	480	(30,000)
Foreign currency translation	5	0	5	0	5	(1,629)	5	(1,624)
Total	$35,355	$(10,737)	$46,092	$(10,181)	$35,911	$(289,799)	$35,911	$(253,888)

	Three months ended March 31, 2024
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Unrealized gain (loss) on debt securities	$(16,734)	$(7,518)	$(9,216)	$2,030	$(7,186)	$(281,958)	$(7,186)	$(289,144)
Unrealized gain (loss) on derivatives	(5,521)	(199)	(5,322)	1,231	(4,091)	3,755	(4,091)	(336)
Retirement obligation	0	(375)	375	(87)	288	(31,117)	288	(30,829)
Foreign currency translation	(301)	0	(301)	0	(301)	(499)	(301)	(800)
Total	$(22,556)	$(8,092)	$(14,464)	$3,174	$(11,290)	$(309,819)	$(11,290)	$(321,109)

The following table presents the activity reclassified from accumulated other comprehensive income into income during the three month periods ended March 31, 2025 and 2024, respectively:

	Amount reclassified from accumulated other comprehensive income (loss)
	Three months ended
	March 31,
(Dollars in thousands)	2025	2024	Affected Line Item in the Consolidated Statements of Income
Gains and losses on cash flow hedges
Interest rate contracts	$(199)	$(199)	Interest income - Loans and leases, including fees
Realized gain (loss) on securities available-for-sale	(9,913)	(7,518)	Net gain (loss) on investments securities
Defined benefit pension plan
Amortization of prior service cost (1)	0	0	Other noninterest expense
Recognized net actuarial loss (1)	(625)	(375)	Other noninterest expense
Defined benefit pension plan total	(625)	(375)
Total reclassifications for the period, before tax	$(10,737)	$(8,092)
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

Table of Content

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

The Company provides advisory services on mergers and acquisitions. Revenue for advisory arrangements is generally recognized at the point in time that performance under the arrangement is completed (the closing date of the transaction) or the contract is cancelled. However, for certain contracts, revenue is recognized over time for advisory arrangements in which the performance obligations are simultaneously provided by the Company and consumed by the customer. In some circumstances, significant judgment is needed to determine the timing and measure of progress appropriate for revenue recognition under a specific contract. Retainers and other fees received from customers prior to recognizing revenue are reflected as contract liabilities.

Bankcard income. The Company earns interchange fees from cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized concurrent with the transaction processing services provided to the cardholder. Interchange income is presented on the Consolidated Statements of Income net of expenses. Gross interchange income for the first quarter of 2025 was $7.1 million, partially offset by $3.8 million of expenses within Noninterest income. Gross interchange income for the same period in 2024 was $7.2 million, partially offset by $4.0 million of expenses within Noninterest income.

Foreign exchange income. Foreign exchange income includes both spot and forward income in First Financial's Consolidated Statements of Income. Forward income is excluded from the scope of ASU 2019-04, however, spot income is within the scope of the guidance. A foreign exchange spot trade is a trade made for immediate exchange and delivery of the currency, thus satisfying the performance obligation. Income from foreign exchange spot trades was $2.7 million and $2.9 million for the first quarters of 2025 and 2024, respectively.

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

Table of Content

NOTE 16:  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended
	March 31,
(Dollars in thousands, except per share data)	2025	2024
Numerator
Net income available to common shareholders	$51,293	$50,689

Denominator
Weighted average shares outstanding for basic earnings per common share	94,645,787	94,218,067
Effect of dilutive securities
Employee stock awards	878,475	965,931
Adjusted weighted average shares for diluted earnings per common share	95,524,262	95,183,998

Earnings per share available to common shareholders
Basic	$0.54	$0.54
Diluted	$0.54	$0.53

Stock options and warrants with exercise prices greater than the average market price of the common shares were not included in the computation of net income per diluted share, as they would have been antidilutive.  First Financial has no options or warrants outstanding at March 31, 2025 and March 31, 2024.

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

Table of Content
The estimated fair values of First Financial’s financial instruments not measured at fair value on a recurring or nonrecurring basis in the consolidated financial statements were as follows:

	Carrying	Estimated fair value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
March 31, 2025
Financial assets
Cash and interest-bearing deposits with other banks	$823,959	$823,959	$823,959	$0	$0
Investment securities held-to-maturity	76,469	69,358	0	69,358	0
Other investments (1)	12,534	12,534	1,494	40	11,000
Loans and leases	11,568,648	11,378,316	0	0	11,378,316
Accrued interest receivable	67,983	67,983	0	14,616	53,367

Financial liabilities
Deposits	14,196,956	14,188,908	0	14,188,908	0
Short-term borrowings	799,792	799,792	799,792	0	0
Long-term debt	345,878	347,338	0	347,338	0
Accrued interest payable	44,921	44,921	7,403	37,518	0

	Carrying	Estimated fair value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
December 31, 2024
Financial assets
Cash and interest-bearing deposits with other banks	$904,486	$904,486	$904,486	$0	$0
Investment securities held-to-maturity	76,960	68,989	0	68,989	0
Other investments (1)	11,570	11,570	1,530	40	10,000
Loans and leases	11,604,987	11,417,941	0	0	11,417,941
Accrued interest receivable	67,420	67,420	0	14,263	53,157

Financial liabilities
Deposits	14,329,138	14,322,815	0	14,322,815	0
Short-term borrowings	755,452	755,452	755,452	0	0
Long-term debt	347,509	346,613	0	346,613	0
Accrued interest payable	43,411	43,411	4,663	38,748	0
(1) FHLB stock and FRB stock of $108.3 million and $103.0 million as of March 31, 2025 and December 31, 2024, respectively, are excluded from the numbers above.

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

Table of Content
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

Loans held for sale. The fair value of the Company’s residential mortgage loans held for sale is determined on a recurring basis based on quoted prices for similar loans in active markets, and therefore, is classified as Level 2 in the fair value hierarchy.

Derivatives. The fair values of derivative instruments, which includes interest rate derivatives, foreign exchange derivatives, floors, collars and commodities contracts, are based primarily on a net present value calculation of the cash flows related to the contracts at the reporting date, using primarily observable market inputs such as interest rate yield curves which represents the cost to terminate the swap if First Financial should choose to do so. Additionally, First Financial utilizes an internally-developed model to value the credit risk component of derivative assets and liabilities, which is recorded as an adjustment to the fair value of the derivative asset or liability on the reporting date. Derivative instruments are classified as Level 2 in the fair value hierarchy.

Collateral dependent loans. Collateral dependent loans are defined as loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrowers are experiencing financial difficulty. Collateral dependent loans are carried at fair value when the value of the operation or collateral less any costs to sell is not sufficient to cover the remaining balance. In these instances, the loans will either be partially charged-off or receive specific allocations of the allowance for credit losses. For collateral dependent loans, fair value is generally based on real estate appraisals, a calculation of enterprise value or a valuation of business assets including equipment, inventory and accounts receivable. These loans had a principal amount of $10.3 million and $3.9 million at March 31, 2025 and December 31, 2024, respectively, with a valuation allowance of $3.6 million and $2.1 million at March 31, 2025 and December 31, 2024, respectively.

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

Mortgage servicing rights. Mortgage servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount. If the carrying amount of the servicing asset exceeds fair value, impairment is recorded so that the servicing asset is carried at fair value. Fair value is determined based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model utilized a discount rate of 11.50% at March 31, 2025 and

Table of Content
11.52% at December 31, 2024, respectively, weighted average prepayment speeds of 6.31% at March 31, 2025 and 5.96% at December 31, 2024, respectively, and other economic factors that market participants would use in estimating future net servicing income and that can be validated against available market data.

The financial assets and liabilities measured at fair value on a recurring basis in the consolidated financial statements were as follows:

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/liabilities at fair value
March 31, 2025
Assets
Investment securities available-for-sale	$93	$3,217,550	$43,338	$3,260,981
Loans held for sale	0	17,927	0	17,927
Interest rate derivative contracts	0	83,805	0	83,805
Foreign exchange derivative contracts	0	216,113	0	216,113
Interest rate collars and floors	0	1,613	0	1,613
Commodities contracts	0	56	0	56
Total	$93	$3,537,064	$43,338	$3,580,495

Liabilities
Interest rate derivative contracts	$0	$84,147	$0	$84,147
Foreign exchange derivative contracts	0	216,113	0	216,113
Commodities contracts	0	56	0	56
Total	$0	$300,316	$0	$300,316

Table of Content

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/liabilities at fair value
December 31, 2024
Assets
Investment securities available-for-sale	$91	$3,139,503	$44,182	$3,183,776
Loans held for sale	0	13,181	0	13,181
Interest rate derivative contracts	0	102,152	0	102,152
Foreign exchange derivative contracts	0	294,418	0	294,418
Interest rate collars and floors	0	387	0	387
Commodities contracts	0	158	0	158
Total	$91	$3,549,799	$44,182	$3,594,072

Liabilities
Interest rate derivative contracts	$0	$102,265	$0	$102,265
Foreign exchange derivative contracts	0	294,418	0	294,418
Interest rate collars and floors	0	619	0	619
Commodities contracts	0	158	0	158
Total	$0	$397,460	$0	$397,460

The following table presents a reconciliation for certain AFS securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2025 and March 31, 2024.

	Three months ended
	March 31,
(dollars in thousands)	2025	2024
Beginning balance	$44,182	$32,945
Accretion (amortization)	(22)	(8)
Increase (decrease) in fair value	8	2
Settlements	(830)	(810)
Transfers into level 3	0	0
Ending balance	$43,338	$32,129

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis.  Adjustments to the fair value of these assets usually result from the application of fair value accounting or write-downs of individual assets.  The following table summarizes financial assets and liabilities measured at fair value on a nonrecurring basis.

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3
March 31, 2025
Assets
Collateral dependent loans
Commercial & industrial	$0	$0	$2,039
Commercial real estate	0	0	2,359
Lease financing	0	0	2,341

Table of Content

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3
December 31, 2024
Assets
Collateral dependent loans
Commercial & industrial	$0	$0	$793
Commercial real estate	0	0	0
Lease financing	0	0	1,012

Fair value option. First Financial may elect to report most financial instruments and certain other items at fair value on an instrument-by instrument basis with changes in fair value reported in net income. After the initial adoption, the election is made at the acquisition of an eligible financial asset, financial liability, or firm commitment, or when certain specified reconsideration events occur. The fair value election may not be revoked once an election is made.

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

The aggregate fair value of the Company’s residential mortgage loans held for sale as of March 31, 2025 and December 31, 2024 was $17.9 million and $13.2 million, respectively. The aggregate unpaid principal balance of the Company’s residential mortgage loans held for sale as of March 31, 2025 and December 31, 2024 was $16.6 million and $12.4 million, respectively. The resulting difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected was $1.3 million and $0.8 million as of March 31, 2025 and December 31, 2024, respectively.

Changes in the estimated fair value of residential mortgage loans held for sale are reported as a component of Net gain from sales of loans in the Company’s Consolidated Statements of Income. The change in fair value of the Company’s residential mortgage loans held for sale resulted in gains of $0.5 million for each of the three months ended March 31, 2025 and March 31, 2024.

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

The Agile transaction was accounted for using the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date in accordance with FASB ASC Topic 805, Business Combinations. The fair value measurements of assets acquired and liabilities assumed were $97.8 million and $2.7 million, respectively. Acquisition accounting adjustments are considered final at March 31, 2025. Goodwill arising from the Agile acquisition was $1.8 million and reflects the additional revenue growth expected with the Company's expansion into the insurance premium financing business. First Financial incurred $0.1 million of expenses related to the Agile acquisition in the first quarter of both 2025 and 2024.

The goodwill arising from the Agile acquisition is deductible for income tax purposes.  For further detail, see Note 8 – Goodwill and Other Intangible Assets.

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

NOTE 19:  BUSINESS SEGMENTS

Operating segments are components of an enterprise about which separate financial information is available, and is evaluated regularly by the chief operating decision maker in assessing performance and in allocating resources.

First Financial provides banking and financial services products to business and retail clients through its six lines of business: Commercial, Retail Banking, Mortgage Banking, Wealth Management, Investment Commercial Real Estate and Commercial Finance. While the Company monitors the results of its lines of business, the Company's business activities are similar in their nature, operations and economic characteristics, largely serving clients with products and services that are offered through similar processes and platforms.

A segment is also distinguished by the level of information provided to the CODM, who uses such information to review performance of various components of the business, which are then aggregated if operating performance, products/services and customers are similar. Loans, investments, and deposits provide the revenues in the banking operation. Interest expense, provision for credit losses and salaries and benefits provide the significant expenses in the banking operation. The CODM is regularly provided with consolidated income and expenses, as presented on the Consolidated Statements of Income, in addition to consolidated assets presented on the Consolidated Balance Sheets. Additionally, consolidated internal financial information is used by the CODM to monitor credit quality and credit loss expense.

The Company uses this information to assess performance, decide how to allocate resources, and evaluate capital deployment opportunities. The CODM uses consolidated net income and return on assets to benchmark the Company against its competitors. This benchmarking analysis, coupled with the monitoring of budget to actual results, are used in assessing the Company's performance and in establishing compensation.

Accordingly, and consistent with prior years, all of the Company's operations are considered by management to be aggregated into one reportable operating segment.

First Financial has determined that the chief operating decision maker is comprised of a group of associates, including but not limited to the Chief Executive Officer and Chief Financial Officer, as well as from time to time the Board of Directors. The Board of Directors are not in day-to-day management of the Company but there are times when board approval is required, such as for shareholder dividends and material transactions, such as acquisitions.

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

EXECUTIVE SUMMARY

First Financial Bancorp. is an $18.5 billion financial holding company headquartered in Cincinnati, Ohio. The Company primarily operates through First Financial Bank, an Ohio-chartered commercial bank with 127 full service banking centers at March 31, 2025. First Financial provides banking and financial services products to business and retail clients through its six lines of business: Commercial, Retail Banking, Mortgage Banking, Wealth Management, Investment Commercial Real Estate and Commercial Finance. The Commercial Finance business lends to targeted industry verticals and has a national geographic footprint. Wealth Management, operating under the brand of Yellow Cardinal Advisory Group, had $3.7 billion in assets under management as of March 31, 2025, and provides the following services: financial planning, investment management, trust administration, estate settlement, business succession planning services, brokerage services and retirement planning.

Additional information about First Financial, including its products, services and banking locations, is available on the
Company's website at www.bankatfirst.com.

The major components of First Financial’s operating results for the three month period ended March 31, 2025 are discussed in greater detail in the sections that follow.

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

First Financial also has certain specialty lending platforms that extend beyond the geographic banking center footprint. These specialty finance businesses provide insurance premium financing, equipment lease financing, franchise financing and funding to clients within the financial services industry.

First Financial’s market selection process includes multiple factors, but markets are primarily chosen for their potential for long-term profitability and growth.  First Financial intends to concentrate plans for future growth and capital investment within its current markets, and will continue to evaluate additional growth opportunities in metropolitan markets located within, or in close proximity to, the Company's current geographic footprint.  Additionally, First Financial may assess strategic acquisitions that provide product line extensions or industry verticals that complement its existing business and diversify its product suite and revenue streams.

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

Table of Content

The Agile transaction was accounted for using the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date in accordance with FASB ASC Topic 805, Business Combinations. The fair value of assets acquired and liabilities assumed were $97.8 million and $2.7 million, respectively. Fair value measurements for the Agile transaction were considered final as of February 2025. Goodwill resulting from the Agile acquisition was $1.8 million while other intangible assets created in the transaction include a customer list, non-compete agreements, trade name and a servicing asset.

NON-GAAP FINANCIAL MEASURES

The Company utilizes certain non-GAAP financial measures, which First Financial believes provides useful insight to the readers of the Consolidated Financial Statements. These non-GAAP measures should be supplemental to primary GAAP measures and should not be read in isolation or relied upon as a substitute for the primary GAAP measures.

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

	Three months ended
(Dollars in thousands)	March 31, 2025	December 31, 2024	March 31, 2024
Net interest income	$149,296	$154,399	$148,740
Tax equivalent adjustment	1,213	1,274	1,535
Net interest income - tax equivalent	$150,509	$155,673	$150,275

Average earning assets	$15,752,132	$15,714,676	$14,757,503

Net interest margin (1)	3.84%	3.91%	4.05%
Net interest margin (FTE) (1)	3.88%	3.94%	4.10%
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

The following table reconciles non-GAAP capital ratios to GAAP:

	Three months ended
(Dollars in thousands)	March 31, 2025	December 31, 2024	March 31, 2024
Net income (a)	$51,293	$64,885	$50,689

Average total shareholders' equity	2,457,785	2,441,045	2,265,562
Less:
Average goodwill	(1,007,656)	(1,007,658)	(1,006,477)
Average other intangibles	(78,220)	(80,486)	(84,109)
Average tangible equity (b)	1,371,909	1,352,901	1,174,976

Table of Content

	Three months ended
(Dollars in thousands)	March 31, 2025	December 31, 2024	March 31, 2024

Total shareholders' equity	2,501,235	2,438,041	2,287,003
Less:
Goodwill	(1,007,656)	(1,007,656)	(1,007,656)
Other intangibles	(77,002)	(79,291)	(85,603)
Ending tangible equity (c)	1,416,577	1,351,094	1,193,744

Total assets	18,455,067	18,570,261	17,599,238
Less:
Goodwill	(1,007,656)	(1,007,656)	(1,007,656)
Other intangibles	(77,002)	(79,291)	(85,603)
Ending tangible assets (d)	17,370,409	17,483,314	16,505,979

Risk-weighted assets (e)	14,027,274	14,059,215	13,562,455

Total average assets	18,368,604	18,273,419	17,306,221
Less:
Average goodwill	(1,007,656)	(1,007,658)	(1,006,477)
Average other intangibles	(78,220)	(80,486)	(84,109)
Average tangible assets (f)	17,282,728	17,185,275	16,215,635

Ending common shares outstanding (g)	95,730,353	95,494,840	95,473,595

Ratios
Return on average tangible shareholders' equity (a)/(b)	15.16%	19.08%	17.35%
Ending tangible shareholders' equity as a percent of:
Ending tangible assets (c)/(d)	8.16%	7.73%	7.23%
Risk-weighted assets (c)/(e)	10.10%	9.61%	8.80%
Average tangible shareholders' equity to average tangible assets (b)/(f)	7.94%	7.87%	7.25%
Tangible book value per share (c)/(g)	$14.80	$14.15	$12.50

OVERVIEW OF OPERATIONS

Linked quarter comparison: First quarter 2025 net income was $51.3 million and earnings per diluted common share were $0.54. This compares with fourth quarter 2024 net income of $64.9 million and earnings per diluted common share of $0.68. Return on average assets was 1.13% for the first quarter of 2025 compared to 1.41% for the fourth quarter of 2024. Return on average shareholders’ equity was 8.46% for the first quarter of 2025 compared to 10.57% for the fourth quarter of 2024.

Year-to-date comparison: For the three months ended March 31, 2025, net income was $51.3 million and earnings per diluted common share were $0.54. This compares with net income of $50.7 million and earnings per diluted common share of $0.53 for the first three months of 2024. Return on average assets for the three months ended March 31, 2025 was 1.13% compared to 1.18% for the same period in 2024, and return on average shareholders' equity was 8.46% and 9.00% for the first three months of 2025 and 2024, respectively.

Table of Content

(Dollars in thousands)	March 31, 2025	December 31, 2024
Balance Sheet - End of Period
Total assets	$18,455,067	$18,570,261
Loans and leases	11,724,130	11,761,778
Investment securities	3,458,276	3,375,334
Deposits	14,196,956	14,329,138
Shareholders' equity	2,501,235	2,438,041

	Three months ended
(Dollars in thousands, except per share data)	March 31, 2025	December 31, 2024	March 31, 2024
Earnings
Net interest income	$149,296	$154,399	$148,740
Net income	51,293	64,885	50,689

Per Share
Net income per common share-basic	$0.54	$0.69	$0.54
Net income per common share-diluted	0.54	0.68	0.53
Cash dividends declared per common share	0.24	0.24	0.23
Book value per common share (end of period)	26.13	25.53	23.95
Tangible book value per common share (end of period) (1)	14.80	14.15	12.50
Market price (end of period)	24.98	26.88	22.42

Ratios
Return on average assets	1.13%	1.41%	1.18%
Return on average shareholders' equity	8.46%	10.57%	9.00%
Return on average tangible shareholders' equity (1)	15.16%	19.08%	17.35%
Net interest margin	3.84%	3.91%	4.05%
Net interest margin (FTE) (1)	3.88%	3.94%	4.10%
(1) Non-GAAP financial measure. For details on the calculation of this non-GAAP financial measure, see "Non-GAAP Financial Measures" section.

Table of Content
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

	Three months ended
(Dollars in thousands)	March 31, 2025	December 31, 2024	March 31, 2024
Interest income
Loans and leases, including fees	$197,163	$207,508	$201,840
Investment securities
Taxable	34,401	33,978	28,296
Tax-exempt	2,204	2,423	3,092
Total interest on investment securities	36,605	36,401	31,388
Other earning assets	6,651	7,662	7,458
Total interest income	240,419	251,571	240,686
Interest expense
Deposits	78,641	85,441	76,075
Short-term borrowings	7,545	6,586	10,943
Long-term borrowings	4,937	5,145	4,928
Total interest expense	91,123	97,172	91,946
Net interest income	$149,296	$154,399	$148,740

Linked quarter comparison: Net interest income for the first quarter of 2025 was $149.3 million, which is a decrease of $5.1 million, or 3.3%, from the fourth quarter of 2024. Net interest margin on a fully tax equivalent basis was 3.88% in first quarter of 2025 compared to 3.94% for the fourth quarter of 2024. Net interest margin during the first quarter declined 6 basis points from the linked quarter as asset yields declined 18 bps and deposit costs decreased 12 bps.

Interest income of $240.4 million decreased $11.2 million, or 4.4%, in the first quarter of 2025 when compared to the fourth quarter of 2024. This was primarily due to the 16 bp decline in earning asset yields, which included a 22 bp decline in loan yields partially offset by a 7 bp increase in investment securities yields. Average earning assets were $15.8 billion for the first quarter of 2025 compared to $15.7 billion for the fourth quarter of 2024. The change in earning assets included a modest increase in both average loan and average securities balances during the first quarter.

Interest expense of $91.1 million decreased $6.0 million, or 6.2%, in the first quarter of 2025 when compared to the fourth quarter of 2024, due to lower interest rates and the Company's strategic focus on managing deposit costs. The Company's total cost of interest bearing deposits decreased 17 bps to 2.86% in the first quarter of 2025, and average deposit balances decreased $99.0 million, or 0.7%, to $14.2 billion. The decline in average deposits was primarily driven by a seasonal decline in public funds coupled with a decrease in brokered CDs. Average borrowed funds increased $146.3 million, or 17.1%, from the linked quarter.

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

The notional value of the Company's cash flow hedges was $1.0 billion as of both March 31, 2025 and December 31, 2024, with the $1.6 million and $4.9 million changes in the fair value recorded in AOCI in the Consolidated Balance Sheet, respectively. As of March 31, 2025 and December 31, 2024, the maximum length of time over which the Company was hedging its exposure to the variability in future cash flows was 45 months and 48 months, respectively.

Table of Content
Year-to-date comparison: Net interest income of $149.3 million for the first three months of 2025 increased $0.6 million, or 0.4%, compared to the same period of 2024. Net interest margin on a fully tax equivalent basis was 3.88% for the three months ended March 31, 2025, which is a decrease of 22 bps when compared to the same period in 2024. Earning asset yields declined 35 bps, which outpaced the 24 bp decline in the cost of interest bearing liabilities.

Interest income of $240.4 million for the three months ended March 31, 2025 declined $0.3 million, or 0.1%, compared to $240.7 million for the same period of the prior year as lower interest rates offset the increase in earning asset balances. Average earning assets of $15.8 billion for the first three months of 2025 increased $994.6 million, or 6.7%, when compared to the same period of 2024, driven primarily by a $658.5 million, or 6.0%, increase in average loan balances and a $273.9 million, or 8.7%, increase in average investment securities. While first quarter loan yields declined by 50 bp compared to the same period in the prior year, the average yield on investments increased by 34 bp as a result of rebalancing a portion of the investment portfolio.

Interest expense for the three months ended March 31, 2025 was $91.1 million compared to $91.9 million for the same period in the prior year. This slight decrease was primarily driven by 16 bp decline in the cost of interest-bearing deposits, which was partially offset by a $1.0 billion, or 10.3%, increase in average interest bearing deposits. Additionally, the cost of borrowed funds declined 53 bps from the same period in the prior year while average borrowings decreased $137.7 million, or 12.1%.

Table of Content
CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Quarterly Averages
	March 31, 2025			December 31, 2024			March 31, 2024
(Dollars in thousands)	Balance	Interest	Yield	Balance	Interest	Yield	Balance	Interest	Yield
Earning assets
Investments
Investment securities	$3,411,593	$36,605	4.35%	$3,372,539	$36,401	4.28%	$3,137,665	$31,388	4.01%
Interest-bearing deposits with other banks	615,812	6,651	4.38%	654,251	7,662	4.65%	553,654	7,458	5.40%
Gross loans and leases (1)	11,724,727	197,163	6.82%	11,687,886	207,508	7.04%	11,066,184	201,840	7.32%
Total earning assets	15,752,132	240,419	6.19%	15,714,676	251,571	6.35%	14,757,503	240,686	6.54%

Nonearning assets
Allowance for credit losses	(158,206)			(161,477)			(143,950)
Cash and due from banks	164,734			182,242			204,119
Accrued interest and other assets	2,609,944			2,537,978			2,488,549
Total assets	$18,368,604			$18,273,419			$17,306,221

Interest-bearing liabilities
Deposits
Interest-bearing demand	$3,090,526	$15,188	1.99%	$3,081,148	$15,092	1.94%	$2,895,768	$14,892	2.06%
Savings	4,918,004	30,355	2.50%	4,886,784	33,924	2.75%	4,399,768	29,486	2.69%
Time	3,141,103	33,098	4.27%	3,209,078	36,425	4.50%	2,813,880	31,697	4.52%
Total interest-bearing deposits	11,149,633	78,641	2.86%	11,177,010	85,441	3.03%	10,109,416	76,075	3.02%
Borrowed funds
Short-term borrowings	655,100	7,545	4.67%	511,232	6,586	5.11%	796,518	10,943	5.51%
Long-term debt	346,237	4,937	5.78%	343,851	5,145	5.94%	342,496	4,928	5.77%
Total borrowed funds	1,001,337	12,482	5.06%	855,083	11,731	5.44%	1,139,014	15,871	5.59%
Total interest-bearing liabilities	12,150,970	91,123	3.04%	12,032,093	97,172	3.20%	11,248,430	91,946	3.28%

Noninterest-bearing liabilities
Noninterest-bearing demand deposits	3,091,037			3,162,643			3,169,750
Other liabilities	668,812			637,638			622,479
Shareholders' equity	2,457,785			2,441,045			2,265,562
Total liabilities and shareholders' equity	$18,368,604			$18,273,419			$17,306,221

Net interest income	$149,296			$154,399			$148,740

Net interest spread			3.15%			3.15%			3.26%
Contribution of noninterest-bearing sources of funds			0.69%			0.76%			0.79%
Net interest margin (2)			3.84%			3.91%			4.05%

Tax equivalent adjustment			0.04%			0.03%			0.05%
Net interest margin (fully tax equivalent) (2)			3.88%			3.94%			4.10%
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

Table of Content
RATE/VOLUME ANALYSIS

The impact on net interest income from changes in interest rates and volume of interest-earning assets and interest-bearing liabilities is illustrated in the table below:

	Changes for the three months ended March 31, 2025
	Linked quarter income variance			Comparable quarter income variance
(Dollars in thousands)	Rate	Volume	Total	Rate	Volume	Total
Earning assets
Investment securities	$589	$(385)	$204	$2,652	$2,565	$5,217
Interest-bearing deposits with other banks	(439)	(572)	(1,011)	(1,412)	605	(807)
Gross loans and leases (1)	(6,597)	(3,748)	(10,345)	(13,683)	9,006	(4,677)
Total earning assets	(6,447)	(4,705)	(11,152)	(12,443)	12,176	(267)
Interest-bearing liabilities
Total interest-bearing deposits	$(4,855)	$(1,945)	(6,800)	(3,979)	6,545	2,566
Borrowed funds
Short-term borrowings	(567)	1,526	959	(1,667)	(1,731)	(3,398)
Long-term debt	(133)	(75)	(208)	10	(1)	9
Total borrowed funds	(700)	1,451	751	(1,657)	(1,732)	(3,389)
Total interest-bearing liabilities	(5,555)	(494)	(6,049)	(5,636)	4,813	(823)
Net interest income	$(892)	$(4,211)	$(5,103)	$(6,807)	$7,363	$556
(1) Loans held for sale and nonaccrual loans are included in gross loans.

NONINTEREST INCOME

	Three months ended
(Dollars in thousands)	March 31, 2025	December 31, 2024	March 31, 2024
Noninterest income
Service charges on deposit accounts	$7,463	$7,632	$6,912
Wealth management fees	8,137	7,962	6,676
Bankcard income	3,310	3,659	3,142
Client derivative fees	1,571	1,528	1,250
Foreign exchange income	12,544	16,794	10,435
Leasing business income	18,703	19,413	14,589
Net gain from sales of loans	4,322	4,634	3,784
Net gain (loss) on investment securities	(9,949)	144	(5,187)
Other	4,982	8,088	4,911
Total noninterest income	$51,083	$69,854	$46,512

Linked quarter comparison: First quarter 2025 noninterest income was $51.1 million, decreasing $18.8 million, or 26.9%, compared to $69.9 million for the fourth quarter of 2024. The decrease from the linked quarter was primarily driven by losses on sales of investment securities, lower foreign exchange income and a decline in other noninterest income. Losses on sales of investment securities increased $10.1 million as a result of the Bank rebalancing a portion of its investment portfolio and selling $164.5 million of securities while realizing a $9.9 million loss on those sales. Foreign exchange income decreased $4.3 million, or 25.3%, due to lower client demand in the first quarter of 2025. Other noninterest income decreased $3.1 million, or 38.4%, due to lower loan syndication fees in the first quarter of 2025 and higher limited partnership investment income received during fourth quarter of 2024.

Year-to-date comparison: Noninterest income of $51.1 million for the first three months of 2025 increased $4.6 million, or 9.8%, from $46.5 million in the comparable period of 2024. The increase was primarily attributed to higher foreign exchange income, leasing business income and wealth management fees. These increases were partially offset by higher losses on sales of investment securities in first quarter of 2025. Foreign exchange income increased $2.1 million, or 20.2%, due to increased client demand in first quarter 2025, while leasing business income increased $4.1 million, or 28.2%, due to continued growth in operating lease balances. Wealth management fee income increased $1.5 million, or 21.9%, due to higher business succession income. Losses on investment securities increased $4.8 million compared to the the same quarter in the prior year due to the

Table of Content
Bank rebalancing a portion of its investment portfolio and selling $164.5 million of securities while recognizing a $9.9 million loss.

NONINTEREST EXPENSE

	Three months ended
(Dollars in thousands)	March 31, 2025	December 31, 2024	March 31, 2024
Noninterest expenses
Salaries and employee benefits	$75,238	$80,314	$74,037
Net occupancy	6,019	5,415	5,923
Furniture and equipment	3,813	3,476	3,688
Data processing	8,759	9,139	8,305
Marketing	2,018	2,204	1,962
Communication	812	767	795
Professional services	2,739	6,631	2,268
Amortization of tax credit investments	112	14,303	31
State intangible tax	877	(104)	877
FDIC assessments	3,059	2,736	2,780
Intangible assets amortization	2,359	2,395	2,301
Leasing business expense	12,802	12,536	9,754
Other	9,469	8,095	9,634
Total noninterest expenses	$128,076	$147,907	$122,355

Linked quarter comparison: First quarter 2025 noninterest expense was $128.1 million, which was a decrease of $19.8 million, or 13.4%, from $147.9 million in the fourth quarter of 2024. This decrease was primarily driven by lower salaries and employee benefits, professional services and amortization of tax credit investments which were partially offset by an increase in other noninterest expense. Salaries and benefits expenses decreased $5.1 million, or 6.3%, from the linked quarter primarily due to lower incentive compensation during the period. Professional services decreased $3.9 million, or 58.7%, during the first quarter of 2025 due to fourth quarter costs related to the Company's optimization efforts. Amortization of tax credit investments expense decreased $14.2 million, or 99.2%, due to tax credit writedowns that occurred in the fourth quarter. Partially offsetting these decreases, other noninterest expenses increased $1.4 million, or 17.0%, from the linked quarter due to gains on the sale of previously closed banking centers recognized during the fourth quarter.
Year-to-date comparison: Noninterest expenses of $128.1 million for the first three months of 2025 increased $5.7 million, or 4.7%, compared to the same period in 2024 primarily due to higher leasing business expense and salaries and benefits. Leasing business expense increased $3.0 million, or 31.2%, as a result of the growth in the operating lease portfolio, while salaries and benefits expenses increased $1.2 million, or 1.6%, due to higher incentive compensation which is tied to fee income.
INCOME TAXES

Linked quarter comparison: In the first quarter of 2025, First Financial recorded income tax expense of $12.3 million on pre-tax income of $63.6 million, resulting in an effective tax rate of 19.4%. This compared to income tax expense of $2.0 million on pre-tax income of $66.9 million and an effective tax rate of 3.0% for the fourth quarter 2024. The higher effective tax rate in the first quarter was primarily driven by tax credit investments recognized in the fourth quarter of 2024.

Year-to-date comparison: For the first three months of 2025, income tax expense was $12.3 million on pre-tax income of $63.6 million, resulting in an effective tax rate of 19.4%. This compared to income tax expense of $11.0 million on pre-tax income of $61.7 million and an effective tax rate of 17.9% for the comparable period in 2024. The higher effective tax rate in 2025 compared to 2024 is primarily driven by higher taxable income, fewer tax credit investments recognized and lower federally tax-exempt income.

The Company's effective tax rate may fluctuate from period to period due to changes in tax jurisdictions, forecasted income, tax-enhanced assets and tax credit investments.

Table of Content

INVESTMENTS

First Financial's investment portfolio totaled $3.5 billion at March 31, 2025 and $3.4 billion at December 31, 2024, or 18.7% and 18.2% of total assets, respectively.  AFS securities totaled $3.3 billion at March 31, 2025 and $3.2 billion at December 31, 2024, while HTM securities totaled $76.5 million at March 31, 2025 and $77.0 million at December 31, 2024. The effective duration of the investment portfolio was 4.4 years at both March 31, 2025 and December 31, 2024.

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

During the three months ended March 31, 2025, the Company realized $9.9 million of losses on sales of investment securities, which compares to $5.2 million million for the same period in the prior year. The losses incurred in 2025 were the result of a strategic repositioning of $164.5 million of the investment portfolio in order to increase future yields. The Company expects to earn back these losses in 2.3 years.

The Company's Consolidated Financial Statements reflected a $222.6 million and $256.5 million unrealized after-tax loss on debt securities as of March 31, 2025 and December 31, 2024, respectively. These unrealized losses were included as a component of equity in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets and were primarily driven by multiple interest rate increases from November 2022 through July 2023. The decline in the unrealized losses during the current quarter was attributed to the recent easing of interest rates coupled with the partial repositioning of the portfolio.

The Company had net unrealized losses of $7.1 million and $8.0 million on its HTM securities at March 31, 2025 and December 31, 2024, respectively. Similar to the unrealized losses on AFS securities, this decline in unrealized losses was driven by lower interest rates. The unrealized losses on HTM securities have no impact on the Consolidated Financial Statements of the Company.

The Company had an insignificant unrealized loss on equity securities recorded in noninterest income for the three months ended March 31, 2025 and $0.1 million of unrealized gains on equity securities at December 31, 2024. For the first three months of 2024, the Company had $0.1 million of unrealized gains on equity securities.

First Financial will continue to monitor loan demand and deposit activity, as well as balance sheet composition, capital sensitivity and the interest rate environment, when considering future investment strategies.

LOANS AND LEASES

Excluding loans held for sale, loan balances decreased $37.6 million, or 0.3%, to $11.7 billion as of March 31, 2025 from $11.8 billion as of December 31, 2024. Commercial real estate loans decreased $104.9 million, or 2.6%, to $4.0 billion; finance leases decreased by $24.4 million, or 4.1%, to $573.6 million; and installment loans decreased $13.4 million, or 10.1%, to $119.7 million. Partially offsetting these declines, construction loans increased $45.3 million, or 5.8%, to $824.8 million; home equity increased $23.5 million, or 2.8%, to $872.5 million; residential real estate loans increased $17.4 million, or 1.2%, to $1.5 billion; C&I loans increased $16.5 million, or 0.4%, to $3.8 billion; and credit cards increased $2.3 million, or 3.7%, to $64.6 million.

First quarter 2025 average loans of $11.7 billion, excluding loans held for sale, increased $43.9 million, or 0.4%, from the fourth quarter 2024. The growth over the linked quarter included an increase of $59.7 million, or 1.6%, in C&I; an increase of $32.9 million, or 2.3%, in residential real estate; and an increase of $20.3 million, or 2.4%, in home equity. These increases were partially offset by a decrease of $29.8 million, or 3.6% in construction real estate; a decrease of $27.1 million, or 0.7%, in CRE; and a decrease of $9.7 million, or 7.1%, in installment loans.

Through the first three months of 2025, average loans of $11.7 billion, excluding loans held for sale, increased $660.4 million, or 6.0%, from the comparable period of 2024. The increase from prior year reflected broad-based growth across many loan categories, which included an increase of $243.7 million, or 6.9%, in C&I loans; an increase of $193.1 million, or 32.0%, in real estate construction; an increase of $139.0 million, or 10.4% in residential real estate; an increase of $104.6 million, or 21.8%, in lease financing; and an increase of $92.7 million, or 12.1%, in home equity. Partially offsetting these increases was a decrease of $83.0 million, or 2.0%, in CRE; and a decrease of $30.5 million, or 19.3%, in installment loans.

Table of Content

In an effort to mitigate credit risk, First Financial routinely reviews its loan portfolio for various concentrations. These reviews consider the Bank's collateral position as well as exposure to a given industry sector. First Financial believes its loan portfolio is sufficiently diversified to provide protection from deterioration in any particular industry or devaluation of a specific collateral type. The following tables, C&I and Owner Occupied Loans by Sector and Investor CRE Loans by property type, provide additional detail behind the Company's C&I and CRE loan portfolios as of March 31, 2025.

C&I and Owner Occupied CRE Loans by Sector (1)
(Dollars in thousands)	March 31, 2025	% of Total Loans
NAICS Sector
Finance and Insurance	$1,259,829	10.7%
Manufacturing	499,067	4.3%
Construction	367,344	3.1%
Real Estate and Rental and Leasing	296,317	2.5%
Health Care and Social Assistance	289,953	2.5%
Accommodation and Food Services	284,546	2.4%
Professional, Scientific, and Technical Services	282,577	2.4%
Retail Trade	240,865	2.1%
Wholesale Trade	183,738	1.6%
Administrative and Support and Waste Management	159,687	1.4%
Transportation and Warehousing	153,293	1.3%
Agriculture, Forestry, Fishing and Hunting	152,340	1.3%
Other Services (except Public Administration)	129,417	1.1%
Arts, Entertainment, and Recreation	73,360	0.6%
Information	65,588	0.6%
Public Administration	52,737	0.4%
Other	296,743	2.5%
Total	$4,787,401	40.8%
(1) Excludes loan marks and loans in process

Investor CRE Loans by Property Type (1)
(Dollars in thousands)	March 31, 2025	% of Total Loans
Property Type
Residential Multi Family 5+	$879,637	7.5%
Retail Property	742,435	6.3%
Office	376,722	3.2%
Industrial	354,737	3.0%
Hospital/Nursing Home	232,789	2.0%
Hotel	172,717	1.5%
Land	98,506	0.8%
Residential 1-4 Family	74,873	0.6%
Other	77,547	0.7%
Total	$3,009,963	25.6%
(1) Excludes loan marks and loans in process

Table of Content
Additionally, given the potential for stress related to commercial office space, First Financial performed a targeted review of its exposure to this sector. As of March 31, 2025, First Financial had $376.7 million of loans collateralized by non-owner occupied office space, which represents 3.2% of the total loan portfolio. The overall LTV of the portfolio at origination was strong, and 68.6% of the portfolio is located in suburban locations. Additionally, the majority of the portfolio is secured by Class A and Class B assets with recourse from the sponsor. As of March 31, 2025, 95.5% of the office portfolio was pass rated; and there were two relationships totaling $16.8 million on nonaccrual status.

COMMITMENTS AND CONTINGENCIES

Off-balance sheet arrangements include commitments to extend credit and financial guarantees.  Loan commitments are agreements to extend credit to a client absent any violation of any condition established in the commitment agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  First Financial had outstanding commitments to extend credit, including overdraft lending lines, totaling $3.8 billion at both March 31, 2025 and December 31, 2024. As of March 31, 2025, commitments with a fixed interest rate totaled $74.9 million while commitments with variable interest rates totaled $3.7 billion. At December 31, 2024, commitments with a fixed interest rate totaled $69.3 million while commitments with variable interest rates totaled $3.7 billion. The fixed rate commitments have interest rates ranging from 0% to 21% at both March 31, 2025 and December 31, 2024. The fixed rate commitments have maturities ranging from less than one year to 31.0 years at March 31, 2025 and maturities ranging from less than one year to 31.6 years at December 31, 2024.

Letters of credit are conditional commitments issued by First Financial to guarantee the performance of a client to a third party.  First Financial’s letters of credit consist primarily of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services.  First Financial issued letters of credit aggregating $26.0 million and $25.1 million at March 31, 2025 and December 31, 2024, respectively. Management conducts regular reviews of these instruments on an individual client basis.

First Financial is a party in risk participation transactions of interest rate swaps, which had total notional amount of $286.6 million and $310.7 million at March 31, 2025 and December 31, 2024, respectively. Under a risk participation agreement, the Company either assumes or sells a portion of the credit exposure associated with an interest rate swap with a counterparty. The Company's exposure is limited to instances where the loan customer defaults on its obligation to perform under the interest rate swap agreement.

First Financial is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved qualified affordable housing, renewable energy, or other renovation or community revitalization projects. These investments are included in accrued interest and other assets in the Consolidated Balance Sheets, with any unfunded commitments included in accrued interest and other liabilities in the Consolidated Balance Sheets. As of March 31, 2025, First Financial expects to recover its remaining investments through the use of the tax credits that are generated by the investments. First Financial had unfunded commitments related to tax credit investments of $74.5 million and $79.8 million at March 31, 2025 and December 31, 2024, respectively.

Additionally, as part of the ordinary course of business, First Financial and its subsidiaries are parties to litigation, including claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral, foreclosure interests that are incidental to our regular business activities and other matters. While the ultimate liability with respect to these litigation matters and claims cannot be determined at this time, First Financial believes that damages, if any, and other amounts relating to pending matters are not probable or cannot be reasonably estimated as of March 31, 2025. When appropriate based upon the advice of legal counsel, reserves are established for these various matters of litigation under FASB ASC Topic 450, Contingencies. First Financial had no reserves related to litigation matters as of March 31, 2025 and December 31, 2024.

ASSET QUALITY AND ALLOWANCE FOR CREDIT LOSSES

Loans are classified as nonaccrual when, in the opinion of management, collection of principal and interest is doubtful or when payments are 90 days or more past due. Generally, loans are classified as nonaccrual due to a borrower's continued failure to adhere to contractual payment terms, coupled with other pertinent factors. When a loan is placed on nonaccrual status, any unpaid accrued interest is reversed and the recognition of interest income is suspended.

Nonaccrual loans were $59.6 million, or 0.51% of total loans, as of March 31, 2025, reflecting a $6.4 million, or 9.7%, decline from $66.0 million as of December 31, 2024. Nonperforming assets, which consist of nonaccrual loans and OREO, were $59.8 million, or 0.32% of total assets, at March 31, 2025 compared to $66.0 million, or 0.36% of total assets, at December 31, 2024.

Table of Content

Classified assets, which are defined by the Company as nonperforming assets plus performing loans internally rated substandard or worse, totaled $213.4 million as of March 31, 2025 compared to $224.1 million at December 31, 2024. Classified assets were 1.16% of total assets at March 31, 2025, compared to 1.21% as of December 31, 2024. At both March 31, 2025 and December 31, 2024, the total classified assets included a $45.0 million receivable from a customer, which is believed to be fully collateralized, that was recorded following the mutually agreed upon termination of a foreign exchange trade.

Allowance for credit losses. The ACL is a reserve accumulated on the Consolidated Balance Sheets through the recognition of the provision for loan and lease losses. First Financial records provision expense in the Consolidated Statements of Income to maintain the ACL at a level considered sufficient to absorb expected credit losses for financial assets over their expected remaining lives with consideration given to current and forward-looking information.

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

Management estimates the ACL using relevant available information from both internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience paired with economic forecasts provide the basis for the quantitatively modeled estimation of expected credit losses. First Financial adjusts its quantitative model, as necessary, to reflect conditions not already considered therein. These adjustments are commonly known as the qualitative framework. The evaluation of these factors is the responsibility of the ACL Committee, which is comprised of senior officers from the risk management, credit administration, finance and lending areas.

The Company utilized the Moody's March baseline forecast as its R&S forecast in the quantitative model at March 31, 2025. For reasonableness, the Company also considered the impact to the model from alternative prepayment speeds and more adverse economic forecasts. These alternative analyses were utilized to inform the Company's qualitative adjustments. Additionally, First Financial considered its credit exposure to certain industries believed to be at risk for future credit stress, such as franchise, hotel and investor commercial real estate lending, when making qualitative adjustments to the ACL model.

The total ACL, which includes both funded and unfunded reserves, was $171.9 million at March 31, 2025 and $173.7 million as of December 31, 2024.

ACL - loans and leases. The ACL on loans and leases was $155.5 million as of March 31, 2025 and $156.8 million as of December 31, 2024. As a percentage of period-end loans, the ACL was 1.33% as of both March 31, 2025 and December 31, 2024.

In the first quarter of 2025, the Company recorded net charge-offs of $10.5 million, or 36 bps of average loans and leases on an annualized basis, compared to net charge-offs of $11.7 million, or 40 bps, for the fourth quarter of 2024 and $10.6 million, or 38 bps, for the first quarter of 2024. The charge-offs in the current period included a $7.0 million loss on a single C&I relationship.

The ACL as a percentage of nonaccrual loans was 261.1% at March 31, 2025 and 237.7% at December 31, 2024. The increase in this ratio was driven primarily by the decrease in nonaccrual loan balances during the current period.

Provision expense is a product of the Company's ACL model coupled with net charge-off activity during the period. During the first quarter of 2025, the Company recorded $9.1 million of provision expense for loans and leases compared to $9.7 million during the fourth quarter of 2024 and $13.4 million for the first quarter of 2024. Current quarter provision expense was driven by net chargeoffs during the period, coupled with stable loan balances and credit quality.

ACL - unfunded commitments. The ACL on unfunded commitments was $16.4 million as of March 31, 2025 and $16.9 million as of December 31, 2024. First Financial recorded $0.4 million of provision recapture for credit losses on unfunded commitments for the first quarter of 2025, compared to $0.3 million of provision recapture in the fourth quarter 2024 and $2.3 million of provision recapture for the first quarter of 2024.

Table of Content
See Note 5 – Allowance for Credit Losses in the Notes to Consolidated Financial Statements for further discussion of First Financial's ACL.

The table that follows includes the activity in the ACL for the quarterly periods presented.

	Three months ended
	2025	2024
(Dollars in thousands)	Mar. 31,	Dec. 31,	Sep. 30,	June 30,	Mar. 31,
Allowance for credit loss activity
Balance at beginning of period	$156,791	$158,831	$156,185	$144,274	$141,433
Provision for loan losses	9,141	9,705	9,930	16,157	13,419
Gross charge-offs
Commercial and industrial	8,178	4,333	5,471	2,149	2,695
Lease financing	1,454	2,831	368	190	3
Construction real estate	0	0	0	0	0
Commercial real estate	0	5,051	261	2	5,319
Residential real estate	0	12	60	6	65
Home equity	86	210	90	122	25
Installment	1,321	1,680	1,510	2,034	2,236
Credit card	474	492	768	532	794
Total gross charge-offs	11,513	14,609	8,528	5,035	11,137
Recoveries
Commercial and industrial	195	1,779	434	236	162
Lease financing	29	17	11	1	59
Construction real estate	0	0	0	0	0
Commercial real estate	24	19	25	137	38
Residential real estate	24	23	22	37	24
Home equity	144	222	240	118	80
Installment	563	499	421	219	145
Credit card	84	305	91	41	51
Total recoveries	1,063	2,864	1,244	789	559
Total net charge-offs	10,450	11,745	7,284	4,246	10,578
Ending allowance for credit losses	$155,482	$156,791	$158,831	$156,185	$144,274

Net charge-offs to average loans and leases (annualized)
Commercial and industrial	0.85%	0.27%	0.54%	0.21%	0.29%
Lease financing	0.99%	1.91%	0.26%	0.15%	(0.05)%
Construction real estate	0.00%	0.00%	0.00%	0.00%	0.00%
Commercial real estate	0.00%	0.49%	0.02%	(0.01)%	0.52%
Residential real estate	(0.01)%	0.00%	0.01%	(0.01)%	0.01%
Home equity	(0.03)%	(0.01)%	(0.07)%	0.00%	(0.03)%
Installment	2.42%	3.43%	3.03%	4.81%	5.33%
Credit card	2.40%	1.13%	4.13%	2.94%	4.59%
Total net charge-offs	0.36%	0.40%	0.25%	0.15%	0.38%

Table of Content

	Three months ended
	2025	2024
(Dollars in thousands)	Mar. 31,	Dec. 31,	Sep. 30,	June 30,	Mar. 31,
Nonperforming assets
Nonaccrual loans	$59,555	$65,973	$65,439	$62,673	$59,237
Other real estate owned	213	64	30	30	161
Total nonperforming assets	59,768	66,037	65,469	62,703	59,398
Accruing loans past due 90 days or more	228	361	463	1,573	820
Total underperforming assets	$59,996	$66,398	$65,932	$64,276	$60,218
Total classified assets	$213,351	$224,084	$206,194	$195,277	$162,348

Credit quality ratios
As a percent of period-end loans, net of unearned income:
Allowance for credit losses	1.33%	1.33%	1.37%	1.36%	1.29%
Nonaccrual loans	0.51%	0.56%	0.57%	0.54%	0.53%
Nonperforming loans	0.51%	0.56%	0.57%	0.54%	0.53%
Allowance for credit losses to nonaccrual loans	261.07%	237.66%	242.72%	249.21%	243.55%

DEPOSITS AND FUNDING

Total deposits were $14.2 billion as of March 31, 2025, a decrease of $132.2 million, or 0.9%, from December 31, 2024. This decline was primarily driven by a seasonal decline in public funds and an $81.5 million decline in brokered CDs. Partially offsetting these declines, noninterest-bearing deposits increased $28.9 million, or 0.9%.

Average deposits for the first quarter of 2025 were $14.2 billion, which was a decrease of $99.0 million, or 0.7%, from $14.3 billion for the fourth quarter of 2024. Average time deposits declined $68.0 million, or 2.1%, from the linked quarter; this change was primarily driven by a $161.8 million decrease in average brokered CDs, partially offset by a $95.0 million increase in average retail CDs. Additionally, average noninterest-bearing deposits decreased $71.6 million, or 2.3%, while average savings deposits increased $31.2 million, or 0.6%, from the prior quarter. Excluding brokered deposits, total average deposits increased $62.8 million from the linked quarter.

First quarter 2025 average deposits increased $961.5 million, or 7.2%, when compared to the same period of 2024. This change was driven by a $518.2 million, or 11.8%, increase in average savings deposits; a $327.2 million, or 11.6%, increase in average time deposits; and a $194.8 million, or 6.7%, increase in average interest-bearing demand deposits. These increases were partially offset by a $78.7 million, or 2.5%, decrease in average noninterest-bearing demand deposits.

Uninsured deposit balances were $5.8 billion, or 40.6% of total deposits, as of March 31, 2025. The Company reviews uninsured deposits for concentration risk, and typically evaluates this risk by excluding public funds and intercompany deposits to arrive at an adjusted uninsured deposit amount. As such, excluding public funds and intercompany accounts, adjusted uninsured deposits were $3.7 billion, or 26.0% of total deposits, at the end of the first quarter.

First Financial maintains diverse funding sources, including Fed Funds, the Fed discount window, brokered CDs, FHLB borrowings and deposit placement services. The Company believes this diversity and related capacity provide sufficient flexibility to respond to any event that would stress its deposit balances.

Borrowed funds were $1.1 billion as of both March 31, 2025 and December 31, 2024. Borrowings were relatively flat as the Company's funding needs reflected slowing loan demand. First Financial had total short-term borrowings of $799.8 million as of March 31, 2025 and $755.5 million as of December 31, 2024. Short-term borrowings with the FHLB were $735.0 million at March 31, 2025 and $625.0 million at December 31, 2024. There were no federal funds purchased included in short-term borrowings at March 31, 2025 or December 31, 2024.

Long-term debt, which may include subordinated notes, FRB/FHLB long-term advances or other borrowings, was $345.9 million at March 31, 2025 and $347.5 million as of December 31, 2024. Outstanding subordinated debt totaled $313.6 million as of March 31, 2025 and $313.4 million as of December 31, 2024. The outstanding subordinated debt includes $150.0 million at an initial fixed interest rate of 5.25%, which will convert to a floating rate in May 2025 based upon the then-current

Table of Content
three-month term SOFR plus 509 basis points. Additionally, $120.0 million of subordinated debt at a fixed interest rate of 5.13% will mature in August 2025.

First Financial had no FHLB long-term advances at March 31, 2025 or December 31, 2024. First Financial's total remaining borrowing capacity from the FHLB was $897.2 million as of March 31, 2025.

See Note 9 – Borrowings in the Notes to Consolidated Financial Statements for further discussion of First Financial's borrowed funds.

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

Both First Financial and the Bank received investment grade credit ratings from Kroll Bond Rating Agency, Inc, an independent rating agency. These credit ratings impact the cost and availability of financing to First Financial, and a downgrade to these credit ratings could affect First Financial's or the Bank’s ability to access the credit markets and potentially increase borrowing costs, negatively impacting financial condition and liquidity. Key factors in maintaining high credit ratings include consistent and diverse earnings, strong credit quality and capital ratios, diverse funding sources and disciplined liquidity monitoring procedures. The ratings of First Financial and the Bank at March 31, 2025 were as follows:

	First Financial Bancorp	First Financial Bank
Senior Unsecured Debt	BBB+	A-
Subordinated Debt	BBB	BBB+
Short-Term Debt	K2	K2
Deposit	N/A	A-
Short-Term Deposit	N/A	K2

For ease of borrowing execution, First Financial utilizes a blanket collateral agreement with the FHLB. First Financial pledged $6.1 billion of certain eligible residential, commercial and farm real estate loans, home equity lines of credit and government, agency, and CMBS securities as collateral for borrowings from the FHLB as of March 31, 2025.

First Financial's principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. AFS securities were 97.7% and 97.6% of the total investment portfolio as of March 31, 2025 and December 31, 2024, respectively. The market value of investment securities classified as AFS totaled $3.3 billion at March 31, 2025 and $3.2 billion at December 31, 2024.  As of March 31, 2025, $842.7 million of AFS securities were unpledged and there were $1.5 billion of securities available to be sold at breakeven. Additionally, $412.3 million of AFS securities have floating rates and could be sold with minimal losses at March 31, 2025.

HTM securities that are maturing within a short period of time can be an additional source of liquidity. As of both March 31, 2025 and December 31, 2024, the Company had no HTM securities maturing within one year.

In total, First Financial expects $782.2 million of cash flows from its investment portfolio in the next 12 months.

Other sources of liquidity include interest-bearing deposits with other banks. At March 31, 2025, these balances totaled $633.3 million, with the majority being held at the Federal Reserve. Additionally, First Financial had unused and available overnight wholesale funding sources of $5.2 billion, or 28.2% of total assets, to satisfy the liquidity needs of the Company. These funding sources include brokered CDs, deposit placement services, FHLB borrowing capacity, fed funds and the Federal Reserve discount window.

Table of Content

First Financial also has a $40.0 million short-term credit facility with an unaffiliated bank that matures in December 2025. This facility has a variable interest rate and provides First Financial additional liquidity, if needed, for various corporate activities including the repurchase of First Financial common stock and the payment of dividends to shareholders. First Financial had no outstanding balance on this short-term credit facility as of March 31, 2025 and December 31, 2024. The credit agreement requires First Financial to comply with certain covenants including those related to asset quality and capital levels, and First Financial was in compliance with all covenants associated with this facility as of March 31, 2025 and December 31, 2024. This credit facility also required First Financial to pledge as collateral the Bank's common stock where the lender is granted a security interest in this collateral.

Certain restrictions exist regarding the Bank's ability to transfer funds to First Financial in the form of cash dividends, loans, other assets or advances and the approval of the Bank's primary federal regulator is required to pay dividends in excess of regulatory limitations.  Dividends paid to First Financial from the Bank totaled $50.0 million for the first three months of 2025.  As of March 31, 2025, the Bank had retained earnings of $987.8 million, of which $192.6 million was available for distribution to the Bancorp without prior regulatory approval. As an additional source of liquidity, First Financial had $229.0 million in cash at the parent company as of March 31, 2025.

Share repurchases also impact First Financial's liquidity. For further information regarding share repurchases, see the Capital section that follows.

Capital expenditures were $3.8 million and $7.1 million for the first three months of 2025 and 2024, respectively. Management believes sufficient liquidity exists to fund its future capital expenditure commitments.

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

First Financial's tier 1 capital increased 13 bps to 12.61% at March 31, 2025 compared to 12.48% at December 31, 2024, while the total capital ratio increased to 14.90% at March 31, 2025 compared to 14.64% at December 31, 2024. The leverage ratio increased to 10.01% at March 31, 2025 from 9.98% at December 31, 2024. The Company’s tangible common equity ratio increased to 8.16% at March 31, 2025 from 7.73% at December 31, 2024, while the Company's tangible book value per share increased to $14.80 at March 31, 2025 from $14.15 at December 31, 2024. These increases are primarily a result of the Company's strong earnings. Additionally, the increase in capital metrics was impacted by the improvement in AOCI, which was due to fewer unrealized losses on the investment securities portfolio resulting from lower interest rates and a partial repositioning of the portfolio.

As of March 31, 2025, management believes that First Financial met all capital adequacy requirements to which it was subject.  The Company's most recent regulatory notifications categorized First Financial as "well-capitalized" under the regulatory framework for prompt corrective action. There have been no conditions or events since those notifications that management believes have changed the Company's categorization. Total regulatory capital exceeded the minimum requirement by $617.3 million on a consolidated basis at March 31, 2025.

Table of Content
The following tables present the actual and required capital amounts and ratios as of March 31, 2025 and December 31, 2024 under the Basel III Capital Rules and include the minimum required capital levels based on the phase-in provisions of the Basel III Capital Rules. Capital levels required to be considered "well capitalized" are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum capital required - Basel III		PCA requirement to be considered well capitalized
(Dollars in thousands)	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
March 31, 2025
Common equity Tier 1 capital to risk-weighted assets
Consolidated	$1,724,134	12.29%	$981,909	7.00%	N/A	N/A
First Financial Bank	1,747,977	12.50%	978,595	7.00%	$908,695	6.50%

Tier 1 capital to risk-weighted assets
Consolidated	1,769,357	12.61%	1,192,318	8.50%	N/A	N/A
First Financial Bank	1,748,466	12.51%	1,188,294	8.50%	1,118,394	8.00%

Total capital to risk-weighted assets
Consolidated	2,090,211	14.90%	1,472,864	10.50%	N/A	N/A
First Financial Bank	1,926,377	13.78%	1,467,892	10.50%	1,397,993	10.00%

Leverage ratio
Consolidated	1,769,357	10.01%	707,131	4.00%	N/A	N/A
First Financial Bank	1,748,466	9.90%	706,273	4.00%	882,841	5.00%

	Actual		Minimum capital required - Basel III		PCA requirement to be considered well capitalized
(Dollars in thousands)	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
December 31, 2024
Common equity tier 1 capital to risk-weighted assets
Consolidated	$1,709,422	12.16%	$984,145	7.00%	N/A	N/A
First Financial Bank	1,751,512	12.48%	982,565	7.00%	$912,382	6.50%

Tier 1 capital to risk-weighted assets
Consolidated	1,754,584	12.48%	1,195,033	8.50%	N/A	N/A
First Financial Bank	1,752,054	12.48%	1,193,114	8.50%	1,122,931	8.00%

Total capital to risk-weighted assets
Consolidated	2,057,877	14.64%	1,476,218	10.50%	N/A	N/A
First Financial Bank	1,912,456	13.62%	1,473,847	10.50%	1,403,664	10.00%

Leverage ratio
Consolidated	1,754,584	9.98%	702,969	4.00%	N/A	N/A
First Financial Bank	1,752,054	9.97%	702,666	4.00%	878,333	5.00%

Shareholder dividends. First Financial paid a dividend of $0.24 per common share on March 17, 2025 to shareholders of record as of March 3, 2025. Additionally, First Financial's Board of Directors authorized a dividend of $0.24 per common share, payable on June 16, 2025 to shareholders of record as of June 2, 2025.

Table of Content
Share repurchases. First Financial's Board of Directors approved a stock repurchase plan (the 2024 Stock Repurchase Plan) effective January 1, 2024, replacing the 2022 Stock Repurchase Plan. The 2024 Stock Repurchase Plan continues for two years, authorizes the purchase of up to 5,000,000 shares of the Company's common stock, and will expire on December 31, 2025. First Financial did not repurchase any shares under this plan in during the first quarter of 2025 or the year ended December 31, 2024. Therefore, at March 31, 2025, all 5,000,000 common shares remained available for repurchase under the 2024 Stock Repurchase Plan.

Shareholders' equity. Total shareholders’ equity was $2.5 billion at March 31, 2025 and $2.4 billion at December 31, 2024. The increase from year-end was due the the Company's earnings as well as improvement in AOCI due to lower interest rates.

For further detail, see the Consolidated Statements of Changes in Shareholders’ Equity.

ENTERPRISE RISK MANAGEMENT

First Financial manages risk through a structured ERM approach that routinely assesses the overall level of risk, identifies specific risks and evaluates specific actions to mitigate those risks. First Financial continues to enhance its risk management capabilities and has embedded risk awareness into the culture of the Company.  First Financial has identified eleven types of risk that it monitors in its ERM framework. These risks include financial, credit, liquidity, capital, market (including interest rate and capital markets), regulatory compliance and legal, strategic, reputation, operational, information technology, and cybersecurity.

For a full discussion of these risks, see the Enterprise Risk Management section in Management's Discussion and Analysis in First Financial’s 2024 Annual Report on Form 10-K. The sections that follow provide additional discussion related to credit risk and market risk.

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

Table of Content
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

Non-maturity deposit modeling is particularly dependent on the assumption for repricing sensitivity known as a beta. Beta is the amount by which First Financial’s interest bearing non-maturity deposit rates will increase when short-term interest rates rise. The Company utilized a weighted average deposit beta of 45% in its interest rate risk modeling as of March 31, 2025. First Financial also includes an assumption for the migration of non-maturity deposit balances into CDs for all upward rate scenarios beginning with the +100 bps scenario, thereby increasing deposit costs and reducing asset sensitivity.

Presented below is the estimated impact on First Financial’s NII and EVE position as of March 31, 2025, assuming immediate, parallel shifts in interest rates:

	% Change from base case for immediate parallel changes in rates
	-100 bps	+100 bps	+200 bps
NII-Year 1	(4.60)%	2.81%	4.20%
NII-Year 2	(5.29)%	3.24%	4.58%
EVE	(2.59)%	1.37%	2.07%

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

The projected results for NII and EVE reflect an asset sensitive position. Deposit balances have migrated toward more rate sensitive product segments over the last several quarters, moderating the asset sensitivity of the balance sheet. Variances in the sensitivity between up and down scenarios are driven by an assumed compositional shift in the funding makeup of the rate scenarios. First Financial continues to manage its balance sheet with a bias toward asset sensitivity while simultaneously balancing the potential earnings impact of this strategy.

First Financial continually evaluates the sensitivity of its interest rate risk position to modeling assumptions. The following table reflects First Financial’s estimated NII sensitivity profile as of March 31, 2025 assuming a 25% increase and a 25% reduction to the beta assumption on managed rate deposits:

	Beta sensitivity (% change from base)
	+100 BP		+200 BP
	Beta 25% lower	Beta 25% higher	Beta 25% lower	Beta 25% higher
NII-Year 1	4.02%	1.59%	5.37%	3.02%
NII-Year 2	4.42%	2.06%	5.72%	3.44%

See the Net Interest Income section of Management’s Discussion and Analysis for further discussion.

Liquidity risk. Liquidity risk is the potential that an entity will be unable to meet its obligations as they come due because of an inability to liquidate assets, or obtain funding or that it cannot easily unwind or offset exposures without significantly

Table of Content
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

Management, including the Balance Sheet Strategies and ALCO, monitors liquidity through a regular review of asset and liability maturities, funding sources, and loan and deposit forecasts. The Company continually refines and updates its liquidity risk management processes, such as refining the contingency funding plan, meeting frequently, and securing additional contingent borrowing capacity. The Company maintains strategic and contingency liquidity plans to ensure sufficient available funding to satisfy requirements for balance sheet growth, properly manage capital market funding sources and to address unexpected liquidity requirements.

Management closely monitors the usage of excess business deposits, the balance of personal deposits and the broader macroeconomic environment. This monitoring includes consideration of various metrics and establishment of internal thresholds related to the composition of the balance sheet, borrowings and liquidity. Balance sheet composition metrics reviewed include the loan to deposit, loans to total assets and core deposits to total assets ratios among others. Borrowing composition monitoring includes, but is not limited to, consideration of borrowing capacity as a percentage of total assets, brokered CDs as a percentage of total assets and Fed funds lines to total assets. Liquidity composition ratios include remaining liquidity to total assets, and tier 1 liquidity sources as a percentage of both 30 and 90 day maturing liabilities, among others. As of March 31, 2025, all metrics reviewed were within the Company's policy limits.

The Company utilizes its contingency funding plan to assess the ability of the Company to successfully navigate significant liquidity events. The contingency funding plan considers various sources of liquidity, including loan and deposit growth rates, decreasing access to secured and unsecured wholesale funding sources and declining financial performance, to determine First Financial’s ability to meet liquidity requirements over certain time horizons and in certain stress scenarios. The contingency funding plan also includes the process for creating a Contingency Funding Task Force. During a liquidity crisis, the CFTF, via the Balance Sheet Strategies and ALCO, would assess and identify key mitigation strategies needed for addressing a liquidity crisis. These mitigation strategies would be assigned to appropriate personnel for implementation with established targets and reporting requirements. Typical mitigation strategies would include, but not be limited to, curtailing loan originations, pricing options for stabilizing/growing deposits, options for expanding wholesale funding sources and asset liquidation options.

For further discussion of the Company's liquidity, please see the Liquidity section within Management's Discussion and Analysis.

CRITICAL ACCOUNTING ESTIMATES

First Financial’s Consolidated Financial Statements are prepared based on the application of the Company's accounting policies.  These policies require the reliance on estimates and assumptions which are inherently subjective and may be susceptible to significant change.  Changes in underlying factors, assumptions or estimates could have a material impact on First Financial’s future financial condition and results of operations. In management’s opinion, some of these estimates and assumptions have a more significant impact than others on First Financial’s financial reporting.  For First Financial, these estimates and assumptions include accounting for the ACL - loans and leases, goodwill, pension and income taxes.  The estimates and assumptions are discussed in detail in the Critical Accounting Estimates section of Management’s Discussion and Analysis in First Financial’s 2024 Annual Report.  There were no changes to the accounting estimates and assumptions for the ACL, goodwill, pension or income taxes during the three months ended March 31, 2025.

ACCOUNTING AND REGULATORY MATTERS

Note 2 - Recently Adopted and Issued Accounting Standards in the Notes to Consolidated Financial Statements discusses new accounting standards adopted by First Financial in 2025 and 2024, as well as the expected impact of accounting standards issued but not yet adopted.  To the extent the adoption of new accounting standards materially affects financial condition, results of operations or liquidity, the impacts are discussed in the applicable Notes to the Consolidated Financial Statements and sections of Management’s Discussion and Analysis.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Words such as ‘‘believes,’’ ‘‘anticipates,’’

Table of Content
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
•current and future economic and market conditions, including the effects of changes in housing prices, fluctuations in unemployment rates, U.S. fiscal debt, budget and tax matters, geopolitical matters, trade and tariff policies, and any slowdown in global economic growth;
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

Additional factors that may cause our actual results to differ materially from those described in our forward-looking statements can be found in our Form 10-K for the year ended December 31, 2024, as well as our other filings with the SEC, which are available on the SEC website at www.sec.gov.

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

Table of Content
PART II-OTHER INFORMATION

Item 1.Legal Proceedings.

There have been no material changes to the disclosure in response to "Part I - Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Item 1A.Risk Factors.

There are a number of factors that may adversely affect the Company's business, financial results, or stock price. See "Risk Factors" as disclosed in response to "Item 1A. to Part I - Risk Factors" of Form 10-K for the year ended December 31, 2024.

There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

In December 2023 the Board authorized a two-year stock repurchase plan effective January 1, 2024, that provides for the purchase of up to 5,000,000 shares of the common stock of the Company (the “2024 Stock Repurchase Plan”). The Company did not purchase any shares under the 2024 Stock Repurchase Plan in the first quarter of 2025.

Item 5.    Other Information.

During the three months ended March 31, 2025, none of the Company's officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

FIRST FINANCIAL BANCORP.
(Registrant)

/s/ James M. Anderson		/s/ Scott T. Crawley
James M. Anderson		Scott T. Crawley
Executive Vice President and Chief Financial Officer		Senior Vice President and Controller
(Principal Accounting Officer)

Date	5/9/2025	Date	5/9/2025