Form 10-Q
period 2025-06-30
FIRST FINANCIAL BANCORP /OH/
filed 2025-08-07
CIK 708955

Table of Content
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                           June 30, 2025

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
Yes  ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The registrant has one class of common stock (no par value) with 95,753,956 shares outstanding at August 6, 2025.

Table of Content
FIRST FINANCIAL BANCORP.

Table of Content
Glossary of Abbreviations and Acronyms

First Financial has identified the following list of abbreviations and acronyms that are used in the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

ABL	Asset backed lending	First Financial	First Financial Bancorp.
ACL or Allowance	Allowance for credit losses	Form 10-K	First Financial Bancorp. Annual Report on Form 10-K
AFS	Available-for-sale	FRB	Federal Reserve Bank
Agile	Agile Premium Finance	FTE	Fully tax equivalent
ALCO	Asset Liability Committee	GAAP	U.S. Generally Accepted Accounting Principles
AOCI	Accumulated other comprehensive income	HTC	Historic tax credit
ASC	Accounting standards codification	HTM	Held-to-maturity
ASU	Accounting standards update	Insignificant	Less than $0.1 million
Bank	First Financial Bank	IRLC	Interest rate lock commitment
Basel III	Basel Committee regulatory capital reforms, Third Basel Accord	LIHTC	Low income housing tax credit
Bannockburn	Bannockburn Global Forex	MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
Bp/bps	Basis point(s)	MSFG	MainSource Financial Group, Inc.
CDs	Certificates of deposit	N/A	Not applicable
C&I	Commercial & industrial	NII	Net interest income
CRE	Commercial real estate	NMTC	New market tax credit
Company	First Financial Bancorp.	OREO	Other real estate owned
CFTF	Contingency Funding Task Force	PAM	Proportional amortization method
Dodd-Frank	Dodd–Frank Wall Street Reform and Consumer Protection Act	PCA	Prompt corrective action
ERM	Enterprise risk management	R&S	Reasonable and supportable
EVE	Economic value of equity	ROU	Right-of-use
Fair Value Topic	FASB ASC Topic 820, Fair Value Measurement	SEC	U.S. Securities and Exchange Commission
FASB	Financial Accounting Standards Board	Summit	Summit Funding Group, Inc.
FDIC	Federal Deposit Insurance Corporation	SOFR	Secured Overnight Financing Rate
FDM	Financial difficulty modification	Topic 842	FASB ASC Topic 842, Leasing
FHLB	Federal Home Loan Bank	USD	United States dollars

Table of Content
PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Cash and due from banks	$210,187	$174,258
Interest-bearing deposits with other banks	570,173	730,228
Investment securities available-for-sale, at fair value (amortized cost $3,664,424 at June 30, 2025 and $3,512,652 at December 31, 2024)	3,386,562	3,183,776
Investment securities held-to-maturity (fair value $66,244 at June 30, 2025 and $68,989 at December 31, 2024)	72,994	76,960
Other investments	122,322	114,598
Loans held for sale, at fair value	26,504	13,181
Loans and leases
Commercial & industrial	3,927,771	3,815,858
Lease financing	587,176	598,045
Construction real estate	732,777	779,446
Commercial real estate	3,961,513	4,061,744
Residential real estate	1,492,688	1,462,284
Home equity	903,299	849,039
Installment	116,598	133,051
Credit card	64,374	62,311
Total loans and leases	11,786,196	11,761,778
Less: Allowance for credit losses	(158,522)	(156,791)
Net loans and leases	11,627,674	11,604,987
Premises and equipment	197,741	197,965
Operating leases	217,100	209,119
Goodwill	1,007,656	1,007,656
Other intangibles	75,458	79,291
Accrued interest and other assets	1,119,884	1,178,242
Total assets	$18,634,255	$18,570,261

Liabilities
Deposits
Interest-bearing demand	$3,057,232	$3,095,724
Savings	4,979,124	4,948,768
Time	3,201,711	3,152,265
Total interest-bearing deposits	11,238,067	11,196,757
Noninterest-bearing	3,131,926	3,132,381
Total deposits	14,369,993	14,329,138
FHLB short-term borrowings	680,000	625,000
Other short-term borrowings	4,699	130,452
Total short-term borrowings	684,699	755,452
Long-term debt	344,955	347,509
Total borrowed funds	1,029,654	1,102,961
Accrued interest and other liabilities	676,453	700,121
Total liabilities	16,076,100	16,132,220

Shareholders' equity
Common stock - no par value
Authorized - 160,000,000 shares; Issued - 104,281,794 shares at both June 30, 2025 and December 31, 2024	1,638,796	1,642,055
Retained earnings	1,351,674	1,276,329
Accumulated other comprehensive income (loss)	(246,384)	(289,799)
Treasury stock, at cost, 8,521,177 shares at June 30, 2025 and 8,786,954 shares at December 31, 2024	(185,931)	(190,544)
Total shareholders' equity	2,558,155	2,438,041
Total liabilities and shareholders' equity	$18,634,255	$18,570,261
See Notes to Consolidated Financial Statements.

Table of Content
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Interest income
Loans and leases, including fees	$201,460	$211,760	$398,623	$413,600
Investment securities
Taxable	36,243	30,295	70,644	58,591
Tax-exempt	2,233	2,704	4,437	5,796
Total interest on investment securities	38,476	32,999	75,081	64,387
Other earning assets	5,964	7,960	12,615	15,418
Total interest income	245,900	252,719	486,319	493,405
Interest expense
Deposits	75,484	83,022	154,125	159,097
Short-term borrowings	6,393	11,395	13,938	22,338
Long-term borrowings	5,754	4,991	10,691	9,919
Total interest expense	87,631	99,408	178,754	191,354
Net interest income	158,269	153,311	307,565	302,051
Provision for credit losses - loans and leases	9,084	16,157	18,225	29,576
Provision for (recapture of) credit losses - unfunded commitments	718	286	277	(1,973)
Net interest income after provision for credit losses	148,467	136,868	289,063	274,448
Noninterest income
Service charges on deposit accounts	7,766	7,188	15,229	14,100
Wealth management fees	7,787	7,172	15,924	13,848
Bankcard income	3,737	3,900	7,047	7,042
Client derivative fees	1,674	763	3,245	2,013
Foreign exchange income	13,760	16,787	26,304	27,222
Leasing business income	20,797	16,828	39,500	31,417
Net gains from sales of loans	6,687	4,479	11,009	8,263
Net gain (loss) on investment securities	243	(64)	(9,706)	(5,251)
Other	5,612	4,448	10,594	9,359
Total noninterest income	68,063	61,501	119,146	108,013
Noninterest expenses
Salaries and employee benefits	74,917	75,225	150,155	149,262
Net occupancy	5,845	5,793	11,864	11,716
Furniture and equipment	3,441	3,646	7,254	7,334
Data processing	9,020	8,877	17,779	17,182
Marketing	2,737	2,605	4,755	4,567
Communication	681	816	1,493	1,611
Professional services	3,549	2,885	6,288	5,153
Amortization of tax credit investments	111	31	223	62
State intangible tax	1,517	875	2,394	1,752
FDIC assessments	2,611	2,657	5,670	5,437
Intangible amortization	2,358	2,396	4,717	4,697
Leasing business expense	13,155	10,128	25,957	19,882
Other	8,729	7,640	18,198	17,274
Total noninterest expenses	128,671	123,574	256,747	245,929
Income before income taxes	87,859	74,795	151,462	136,532
Income tax expense	17,863	13,990	30,173	25,038
Net income	$69,996	$60,805	$121,289	$111,494
Net earnings per common share - basic	$0.74	$0.64	$1.28	$1.18
Net earnings per common share - diluted	$0.73	$0.64	$1.27	$1.17
Average common shares outstanding - basic	94,860,428	94,438,235	94,753,700	94,328,151
Average common shares outstanding - diluted	95,741,696	95,470,093	95,633,579	95,327,045
See Notes to Consolidated Financial Statements.

Table of Content

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$69,996	$60,805	$121,289	$111,494
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on debt securities arising during the period	5,911	(1,999)	39,781	(9,185)
Change in retirement obligation	480	289	960	577
Unrealized gain (loss) on derivatives	438	(458)	1,994	(4,549)
Unrealized gain (loss) on foreign currency exchange	675	(132)	680	(433)
Other comprehensive income (loss)	7,504	(2,300)	43,415	(13,590)
Comprehensive income	$77,500	$58,505	$164,704	$97,904

See Notes to Consolidated Financial Statements.

Table of Content
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands except per share data)
(Unaudited)

	Common Stock		Retained	Accumulated other comprehensive	Treasury stock
	Shares	Amount	Earnings	income (loss)	Shares	Amount	Total
Balance at April 1, 2024	104,281,794	$1,632,971	$1,166,065	$(321,109)	(8,808,199)	$(190,924)	$2,287,003
Net income			60,805				60,805
Other comprehensive income (loss)				(2,300)			(2,300)
Cash dividends declared:
Common stock at $0.23 per share			(22,026)				(22,026)
Restricted stock awards, net of forfeitures		(344)			12,415	223	(121)
Share-based compensation expense		3,078					3,078
Balance at June 30, 2024	104,281,794	$1,635,705	$1,204,844	$(323,409)	(8,795,784)	$(190,701)	$2,326,439
Balance at April 1, 2025	104,281,794	$1,637,041	$1,304,636	$(253,888)	(8,551,441)	$(186,554)	$2,501,235
Net income			69,996				69,996
Other comprehensive income (loss)				7,504			7,504
Cash dividends declared:
Common stock at $0.24 per share			(22,958)				(22,958)
Restricted stock awards, net of forfeitures		(1,061)			30,264	623	(438)
Share-based compensation expense		2,816					2,816
Balance at June 30, 2025	104,281,794	$1,638,796	$1,351,674	$(246,384)	(8,521,177)	$(185,931)	$2,558,155

See Notes to Consolidated Financial Statements.

Table of Content
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands except per share data)
(Unaudited)

	Common Stock		Retained	Accumulated other comprehensive	Treasury stock
	Shares	Amount	Earnings	income (loss)	Shares	Amount	Total
Balance at January 1, 2024	104,281,794	$1,638,972	$1,136,718	$(309,819)	(9,140,550)	$(197,897)	$2,267,974
Impact of cumulative effect of adoption of new accounting principles			599				599
Net income			111,494				111,494
Other comprehensive income (loss)				(13,590)			(13,590)
Cash dividends declared:
Common stock at $0.46 per share			(43,967)				(43,967)
Restricted stock awards, net of forfeitures		(12,211)			344,766	7,196	(5,015)
Share-based compensation expense		8,944					8,944
Balance at June 30, 2024	104,281,794	$1,635,705	$1,204,844	$(323,409)	(8,795,784)	$(190,701)	$2,326,439
Balance at January 1, 2025	104,281,794	$1,642,055	$1,276,329	$(289,799)	(8,786,954)	$(190,544)	$2,438,041
Net income			121,289				121,289
Other comprehensive income (loss)				43,415			43,415
Cash dividends declared:
Common stock at $0.48 per share			(45,944)				(45,944)
Restricted stock awards, net of forfeitures		(11,723)			265,777	4,613	(7,110)
Share-based compensation expense		8,464					8,464
Balance at June 30, 2025	104,281,794	$1,638,796	$1,351,674	$(246,384)	(8,521,177)	$(185,931)	$2,558,155

See Notes to Consolidated Financial Statements.

Table of Content
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six months ended
	June 30,
	2025	2024
Operating activities
Net income	$121,289	$111,494
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recapture of) credit losses on loans	18,502	27,603
Depreciation and amortization	14,684	15,173
Stock-based compensation expense	8,464	8,944
Pension expense (income)	4,550	2,950
Net amortization (accretion) on investment securities	(989)	2,374
Net (gain) loss on investment securities	9,706	5,251
Originations of loans held for sale	(257,106)	(192,360)
Net gains from sales of loans held for sale	(11,009)	(8,263)
Proceeds from sales of loans held for sale	254,791	192,925
Deferred income taxes	26,299	12,824
Amortization of operating leases	4,008	4,078
Payments for operating leases	(4,217)	(4,243)
Decrease (increase) cash surrender value of life insurance	(2,667)	(1,903)
Decrease (increase) in interest receivable	(444)	(2,420)
(Decrease) increase in interest payable	(7,007)	1,240
Decrease (increase) in other assets	39,014	(107,733)
(Decrease) increase in other liabilities	(91,965)	32,053
Net cash provided by (used in) operating activities	125,903	99,987

Investing activities
Proceeds from sales of securities available-for-sale	164,537	211,959
Proceeds from calls, paydowns and maturities of securities available-for-sale	273,154	219,808
Purchases of securities available-for-sale	(548,283)	(469,203)
Proceeds from calls, paydowns and maturities of securities held-to-maturity	4,093	1,533
Proceeds from sales of other investment securities	0	11,559
Proceeds from calls, paydowns and maturities of other securities	29,628	24,831
Purchases of other investment securities	(37,147)	(36,590)
Net decrease (increase) in interest-bearing deposits with other banks	160,055	54,405
Net decrease (increase) in loans and leases	(41,061)	(509,553)
Proceeds from disposal of other real estate owned	0	106
Purchases of premises and equipment	(8,697)	(10,408)
Net change in operating leases	(7,981)	(14,258)
Net cash (paid for) acquired from acquisitions	0	(96,887)
Life insurance premium payments	(72)	0
Life insurance death benefits	915	1,122
Net cash provided by (used in) investing activities	(10,859)	(611,576)

Financing activities
Net (decrease) increase in total deposits	40,855	301,125
Net (decrease) increase in short-term borrowings	(70,753)	241,358
Payments on long-term debt	(2,655)	(5,935)
Cash dividends paid on common stock	(46,562)	(44,224)
Net cash provided by (used in) financing activities	(79,115)	492,324

Cash and due from banks
Change in cash and due from banks	35,929	(19,265)
Cash and due from banks at beginning of period	174,258	213,059
Cash and due from banks at end of period	$210,187	$193,794
	(continued on next page)
See Notes to Consolidated Financial Statements.

Table of Content
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(Unaudited)

	Six months ended
	June 30,
	2025	2024
Supplemental disclosures
Interest paid	$185,761	$190,114
Income taxes paid, net of refunds	$1,665	$21,248
Investment securities purchased not settled	$62,224	$0

Supplemental schedule for investing activities
Business combinations
Assets acquired, net of purchase consideration	$0	$914
Liabilities assumed	0	2,702
Goodwill	$0	$1,788

See Notes to Consolidated Financial Statements.

Table of Content
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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

These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and accompanying notes necessary to constitute a complete set of financial statements required by GAAP and should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.  Management believes these unaudited consolidated financial statements reflect all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented.  The results of operations for the interim periods may not necessarily be indicative of the results that can be expected for the full year or any other interim period.  The Consolidated Balance Sheet as of December 31, 2024 has been derived from the audited financial statements in the Company’s 2024 Form 10-K.

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

NOTE 3:  INVESTMENTS

For the three months ended June 30, 2025, there were no sales of AFS securities. For the six months ended June 30, 2025 there were $164.5 million of sales of AFS securities with $0.1 million of gross realized gains and gross realized losses of $10.0 million. For the three months ended June 30, 2024, there were no sales of AFS securities. For the six months ended June 30, 2024, there were $212.0 million of sales of AFS securities with $0.4 million of gross realized gains and gross realized losses of $7.9 million. Additionally in the first six months ended June 30, 2024, First Financial sold its remaining Class B Visa shares, which resulted in proceeds of $11.6 million, with gross realized gains of $2.2 million, which is included in Net gain (loss) on investment securities on the Consolidated Statements of Income.

First Financial had two AFS securities totaling $11.1 million that were in unrealized loss positions at both June 30, 2025 and December 31, 2024 due to credit deterioration. The unrealized losses on these two securities for the same periods totaled $1.1 million. The Company continues to monitor these securities and believes that the Company will receive the full par value.

The following is a summary of HTM and AFS investment securities as of June 30, 2025:

	Held-to-maturity				Available-for-sale
(Dollars in thousands)	Amortized cost	Unrecognized gain	Unrecognized loss	Fair value	Amortized cost	Unrealized gain	Unrealized loss	Fair value
U.S. Treasuries	$0	$0	$0	$0	$100	$0	$(6)	$94
Securities of U.S. government agencies and corporations	0	0	0	0	72,887	0	(7,384)	65,503
Mortgage-backed securities - residential	0	0	0	0	1,220,107	3,501	(83,293)	1,140,315
Mortgage-backed securities - commercial	29,345	0	(3,915)	25,430	339,721	731	(17,847)	322,605
Collateralized mortgage obligations	6,597	0	(580)	6,017	715,460	5,138	(42,499)	678,099
Obligations of state and other political subdivisions	8,302	47	(261)	8,088	609,001	557	(116,346)	493,212
Asset-backed securities	0	0	0	0	569,386	1,271	(14,009)	556,648
Other securities	28,750	0	(2,041)	26,709	137,762	302	(7,978)	130,086
Total	$72,994	$47	$(6,797)	$66,244	$3,664,424	$11,500	$(289,362)	$3,386,562

Table of Content
The following is a summary of HTM and AFS investment securities as of December 31, 2024:

	Held-to-maturity				Available-for-sale
(Dollars in thousands)	Amortized cost	Unrecognized gain	Unrecognized loss	Fair value	Amortized cost	Unrealized gain	Unrealized loss	Fair value
U.S. Treasuries	$0	$0	$0	$0	$99	$0	$(9)	$90
Securities of U.S. government agencies and corporations	0	0	0	0	83,224	0	(11,546)	71,678
Mortgage-backed securities - residential	0	0	0	0	1,102,242	508	(104,208)	998,542
Mortgage-backed securities - commercial	30,444	0	(4,454)	25,990	382,727	26	(25,381)	357,372
Collateralized mortgage obligations	7,007	0	(788)	6,219	620,315	1,449	(52,599)	569,165
Obligations of state and other political subdivisions	8,259	42	(339)	7,962	630,813	357	(109,904)	521,266
Asset-backed securities	0	0	0	0	555,484	998	(22,379)	534,103
Other securities	31,250	0	(2,432)	28,818	137,748	120	(6,308)	131,560
Total	$76,960	$42	$(8,013)	$68,989	$3,512,652	$3,458	$(332,334)	$3,183,776

The following table provides a summary of investment securities by contractual maturity as of June 30, 2025, except for residential and commercial mortgage-backed securities, collateralized mortgage obligations and asset-backed securities, which are shown as single totals due to the unpredictability of the timing in principal repayments.

	Held-to-maturity		Available-for-sale
(Dollars in thousands)	Amortized cost	Fair value	Amortized cost	Fair value
By Contractual Maturity:
Due in one year or less	$0	$0	$4,340	$3,261
Due after one year through five years	5,766	5,804	184,047	166,002
Due after five years through ten years	29,806	27,746	157,697	133,531
Due after ten years	1,480	1,247	473,666	386,101
Mortgage-backed securities - residential	0	0	1,220,107	1,140,315
Mortgage-backed securities - commercial	29,345	25,430	339,721	322,605
Collateralized mortgage obligations	6,597	6,017	715,460	678,099
Asset-backed securities	0	0	569,386	556,648
Total	$72,994	$66,244	$3,664,424	$3,386,562

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

No impairment losses were recorded on investment securities in either the second quarter of 2025 or 2024. Other than two securities on which the Company recorded impairment losses of $9.7 million in the third quarter of 2024, First Financial does not intend to sell, and it is not more likely than not that the Company will be required to sell, debt securities prior to maturity or recovery of the recorded value. Additionally, based on the Company's credit assessment of AFS securities in an unrealized loss position, the Company recorded no reserves for the periods ended June 30, 2025 or December 31, 2024.

Table of Content
As of June 30, 2025, the Company's investment securities portfolio consisted of 726 AFS and HTM securities, of which 569 were in an unrealized loss position. As of December 31, 2024, the Company's investment securities portfolio consisted of 743 AFS and HTM securities, of which 644 were in an unrealized loss position.

Primarily all of First Financial’s HTM debt securities are issued by U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. The remainder of the Company's HTM securities are non-agency collateralized mortgage obligations and obligations of state and other political subdivisions which currently carry ratings no lower than A+. There were no HTM securities on nonaccrual status or past due at June 30, 2025 or December 31, 2024.

Management measures expected credit losses on HTM debt securities on a collective basis by security type. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The Company did not record an ACL for these securities as of June 30, 2025 or December 31, 2024.

The following tables provide the fair value and gross unrealized losses of AFS investment securities in an unrealized loss position for which an ACL has not been recorded, aggregated by investment category and the length of time the individual securities have been in a continuous loss position:

	June 30, 2025
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. Treasuries	$0	$0	$94	$(6)	$94	$(6)
Securities of U.S. Government agencies and corporations	0	0	65,503	(7,384)	65,503	(7,384)
Mortgage-backed securities - residential	274,048	(4,022)	476,547	(79,271)	750,595	(83,293)
Mortgage-backed securities - commercial	14,186	(45)	217,355	(17,802)	231,541	(17,847)
Collateralized mortgage obligations	42,687	(769)	280,115	(41,730)	322,802	(42,499)
Obligations of state and other political subdivisions	10,699	(342)	452,505	(116,004)	463,204	(116,346)
Asset-backed securities	133,327	(262)	65,917	(13,747)	199,244	(14,009)
Other securities	0	0	113,785	(7,978)	113,785	(7,978)
Total	$474,947	$(5,440)	$1,671,821	$(283,922)	$2,146,768	$(289,362)

	December 31, 2024
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. Treasuries	$0	$0	$90	$(9)	$90	$(9)
Securities of U.S. Government agencies and corporations	0	0	71,678	(11,546)	71,678	(11,546)
Mortgage-backed securities - residential	417,516	(9,130)	503,321	(95,078)	920,837	(104,208)
Mortgage-backed securities - commercial	26,516	(67)	286,589	(25,314)	313,105	(25,381)
Collateralized mortgage obligations	120,670	(1,776)	296,813	(50,823)	417,483	(52,599)
Obligations of state and other political subdivisions	19,636	(351)	478,083	(109,553)	497,719	(109,904)
Asset-backed securities	26,389	(189)	159,135	(22,190)	185,524	(22,379)
Other securities	9,988	(12)	115,452	(6,296)	125,440	(6,308)
Total	$620,715	$(11,525)	$1,911,161	$(320,809)	$2,531,876	$(332,334)

Table of Content
The following tables provide the fair value and gross unrecognized losses of HTM investment securities in an unrecognized loss position for which an ACL has not been recorded, aggregated by investment category and the length of time the individual securities have been in a continuous loss position:

	June 30, 2025
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrecognized loss	Fair value	Unrecognized loss	Fair value	Unrecognized loss
U.S. Treasuries	$0	$0	$0	$0	$0	$0
Securities of U.S. Government agencies and corporations	0	0	0	0	0	0
Mortgage-backed securities - residential	0	0	0	0	0	0
Mortgage-backed securities - commercial	0	0	25,430	(3,915)	25,430	(3,915)
Collateralized mortgage obligations	0	0	6,017	(580)	6,017	(580)
Obligations of state and other political subdivisions	2,273	(9)	2,284	(252)	4,557	(261)
Asset-backed securities	0	0	0	0	0	0
Other securities	0	0	26,709	(2,041)	26,709	(2,041)
Total	$2,273	$(9)	$60,440	$(6,788)	$62,713	$(6,797)

	December 31, 2024
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrecognized loss	Fair value	Unrecognized loss	Fair value	Unrecognized loss
U.S. Treasuries	$0	$0	$0	$0	$0	$0
Securities of U.S. Government agencies and corporations	0	0	0	0	0	0
Mortgage-backed securities - residential	0	0	0	0	0	0
Mortgage-backed securities - commercial	0	0	25,990	(4,454)	25,990	(4,454)
Collateralized mortgage obligations	0	0	6,219	(788)	6,219	(788)
Obligations of state and other political subdivisions	3,111	(33)	2,288	(306)	5,399	(339)
Asset-backed securities	0	0	0	0	0	0
Other securities	0	0	28,818	(2,432)	28,818	(2,432)
Total	$3,111	$(33)	$63,315	$(7,980)	$66,426	$(8,013)

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

The following table sets forth the Company's loan portfolio at June 30, 2025 by risk attribute and origination date as well as current period gross chargeoffs:

(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Term Total	Revolving	Total
Commercial & industrial
Pass	$536,360	$666,093	$580,092	$502,435	$226,018	$330,558	$2,841,556	$972,981	$3,814,537
Special mention	4,072	1,288	1,065	3,091	6,470	10,947	26,933	23,595	50,528
Substandard	1,126	4,961	11,017	12,565	5,372	3,810	38,851	23,855	62,706
Doubtful	0	0	0	0	0	0	0	0	0
Total	$541,558	$672,342	$592,174	$518,091	$237,860	$345,315	$2,907,340	$1,020,431	$3,927,771
YTD Gross chargeoffs	$0	$728	$8,214	$3,511	$147	$425	$13,025	$149	$13,174
Lease financing
Pass	$73,288	$241,385	$184,705	$56,555	$9,429	$4,597	$569,959	$0	$569,959
Special mention	0	184	123	5,234	0	0	5,541	0	5,541
Substandard	750	62	5,440	4,722	570	132	11,676	0	11,676
Doubtful	0	0	0	0	0	0	0	0	0
Total	$74,038	$241,631	$190,268	$66,511	$9,999	$4,729	$587,176	$0	$587,176
YTD Gross chargeoffs	$0	$491	$1,060	$495	$0	$14	$2,060	$0	$2,060
Construction real estate
Pass	$68,112	$198,271	$186,387	$185,842	$40,687	$7,607	$686,906	$0	$686,906
Special mention	0	0	0	13,500	0	16,360	29,860	0	29,860
Substandard	0	0	0	14,646	0	1,365	16,011	0	16,011
Doubtful	0	0	0	0	0	0	0	0	0
Total	$68,112	$198,271	$186,387	$213,988	$40,687	$25,332	$732,777	$0	$732,777
YTD Gross chargeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial real estate - investor
Pass	$202,130	$422,019	$389,442	$482,321	$287,536	$1,073,507	$2,856,955	$31,621	$2,888,576
Special mention	12,485	0	17,040	13,284	0	29,071	71,880	0	71,880
Substandard	0	0	0	10,600	0	36,183	46,783	0	46,783

Table of Content

(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Term Total	Revolving	Total
Doubtful	0	0	0	0	0	0	0	0	0
Total	$214,615	$422,019	$406,482	$506,205	$287,536	$1,138,761	$2,975,618	$31,621	$3,007,239
YTD Gross chargeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial real estate - owner
Pass	$68,712	$195,741	$119,095	$150,386	$86,718	$284,627	$905,279	$20,241	$925,520
Special mention	369	574	0	207	1,754	7,564	10,468	0	10,468
Substandard	106	2,635	0	1,001	2,408	12,136	18,286	0	18,286
Doubtful	0	0	0	0	0	0	0	0	0
Total	$69,187	$198,950	$119,095	$151,594	$90,880	$304,327	$934,033	$20,241	$954,274
YTD Gross chargeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Residential real estate
Performing	$49,102	$144,663	$323,605	$316,682	$224,425	$414,223	$1,472,700	$0	$1,472,700
Nonperforming	0	580	625	2,341	4,651	11,791	19,988	0	19,988
Total	$49,102	$145,243	$324,230	$319,023	$229,076	$426,014	$1,492,688	$0	$1,492,688
YTD Gross chargeoffs	$0	$0	$0	$0	$0	$16	$16	$0	$16
Home equity
Performing	$20,269	$29,270	$22,125	$18,940	$22,976	$44,063	$157,643	$740,427	$898,070
Nonperforming	66	15	199	285	119	468	1,152	4,077	5,229
Total	$20,335	$29,285	$22,324	$19,225	$23,095	$44,531	$158,795	$744,504	$903,299
YTD Gross chargeoffs	$0	$0	$14	$0	$8	$80	$102	$84	$186
Installment
Performing	$8,119	$9,229	$6,371	$15,695	$7,446	$4,622	$51,482	$63,407	$114,889
Nonperforming	77	46	54	350	280	38	845	864	1,709
Total	$8,196	$9,275	$6,425	$16,045	$7,726	$4,660	$52,327	$64,271	$116,598
YTD Gross chargeoffs	$6	$541	$533	$993	$352	$9	$2,434	$7	$2,441
Credit cards
Performing	$0	$0	$0	$0	$0	$0	$0	$64,087	$64,087
Nonperforming	0	0	0	0	0	0	0	287	287
Total	$0	$0	$0	$0	$0	$0	$0	$64,374	$64,374
YTD Gross chargeoffs	$0	$0	$0	$0	$0	$0	$0	$963	$963
Total Loans	$1,045,143	$1,917,016	$1,847,385	$1,810,682	$926,859	$2,293,669	$9,840,754	$1,945,442	$11,786,196
Total YTD Gross Chargeoffs	$6	$1,760	$9,821	$4,999	$507	$544	$17,637	$1,203	$18,840

Table of Content
The following table sets forth the Company's loan portfolio at December 31, 2024 by risk attribute and origination date:

(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Term Total	Revolving	Total
Commercial & industrial
Pass	$819,600	$710,857	$592,046	$298,770	$162,136	$241,857	$2,825,266	$890,880	$3,716,146
Special mention	5,594	1,964	1,971	620	2,859	71	13,079	16,211	29,290
Substandard	4,873	3,433	22,508	8,533	347	4,309	44,003	26,419	70,422
Doubtful	0	0	0	0	0	0	0	0	0
Total	$830,067	$716,254	$616,525	$307,923	$165,342	$246,237	$2,882,348	$933,510	$3,815,858
YTD Gross chargeoffs	$318	$1,264	$5,293	$4,106	$147	$3,295	$14,423	$225	$14,648
Lease financing
Pass	$228,132	$253,776	$70,608	$11,480	$5,309	$1,137	$570,442	$0	$570,442
Special mention	0	644	10,171	550	0	0	11,365	0	11,365
Substandard	292	10,225	4,893	129	8	691	16,238	0	16,238
Doubtful	0	0	0	0	0	0	0	0	0
Total	$228,424	$264,645	$85,672	$12,159	$5,317	$1,828	$598,045	$0	$598,045
YTD Gross chargeoffs	$0	$1,008	$451	$66	$0	$1,867	$3,392	$0	$3,392
Construction real estate
Pass	$139,377	$213,300	$322,493	$40,740	$1,590	$17,352	$734,852	$0	$734,852
Special mention	3,525	0	12,737	0	17,832	0	34,094	0	34,094
Substandard	0	0	0	10,500	0	0	10,500	0	10,500
Doubtful	0	0	0	0	0	0	0	0	0
Total	$142,902	$213,300	$335,230	$51,240	$19,422	$17,352	$779,446	$0	$779,446
YTD Gross chargeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial real estate - investor
Pass	$515,950	$376,740	$497,047	$340,115	$231,922	$949,772	$2,911,546	$36,716	$2,948,262
Special mention	13,738	30,454	18,423	4,282	106	27,144	94,147	0	94,147
Substandard	0	0	10,600	0	4,950	35,425	50,975	0	50,975
Doubtful	0	0	0	0	0	0	0	0	0
Total	$529,688	$407,194	$526,070	$344,397	$236,978	$1,012,341	$3,056,668	$36,716	$3,093,384
YTD Gross chargeoffs	$0	$0	$0	$0	$788	$9,837	$10,625	$0	$10,625
Commercial real estate - owner
Pass	$202,580	$126,550	$161,401	$94,052	$128,068	$215,902	$928,553	$17,268	$945,821
Special mention	1,839	134	213	2,210	504	1,173	6,073	0	6,073
Substandard	0	0	858	3,159	1,249	11,200	16,466	0	16,466
Doubtful	0	0	0	0	0	0	0	0	0
Total	$204,419	$126,684	$162,472	$99,421	$129,821	$228,275	$951,092	$17,268	$968,360
YTD Gross chargeoffs	$0	$0	$0	$0	$0	$8	$8	$0	$8
Residential real estate
Performing	$129,008	$321,232	$324,180	$233,355	$169,901	$264,312	$1,441,988	$0	$1,441,988
Nonperforming	198	541	1,323	4,412	4,300	9,522	20,296	0	20,296
Total	$129,206	$321,773	$325,503	$237,767	$174,201	$273,834	$1,462,284	$0	$1,462,284
YTD Gross chargeoffs	$0	$0	$25	$16	$0	$102	$143	$0	$143
Home equity
Performing	$30,799	$23,969	$20,280	$24,878	$28,882	$21,160	$149,968	$692,993	$842,961
Nonperforming	61	328	124	144	7	354	1,018	5,060	6,078
Total	$30,860	$24,297	$20,404	$25,022	$28,889	$21,514	$150,986	$698,053	$849,039
YTD Gross chargeoffs	$37	$37	$0	$186	$5	$182	$447	$0	$447
Installment
Performing	$12,356	$9,997	$22,244	$11,500	$2,004	$3,759	$61,860	$69,153	$131,013

Table of Content

(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Term Total	Revolving	Total
Nonperforming	190	116	607	268	20	16	1,217	821	2,038
Total	$12,546	$10,113	$22,851	$11,768	$2,024	$3,775	$63,077	$69,974	$133,051
YTD Gross chargeoffs	$382	$1,120	$4,066	$1,779	$71	$42	$7,460	$0	$7,460
Credit cards
Performing	$0	$0	$0	$0	$0	$0	$0	$61,969	$61,969
Nonperforming	0	0	0	0	0	0	0	342	342
Total	$0	$0	$0	$0	$0	$0	$0	$62,311	$62,311
YTD Gross chargeoffs	$0	$0	$0	$0	$0	$0	$0	$2,586	$2,586
Total Loans	$2,108,112	$2,084,260	$2,094,727	$1,089,697	$761,994	$1,805,156	$9,943,946	$1,817,832	$11,761,778
Total YTD Gross Chargeoffs	$737	$3,429	$9,835	$6,153	$1,011	$15,333	$36,498	$2,811	$39,309

Delinquency. Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the date of the scheduled payment.

Loan delinquency, including loans classified as nonaccrual, was as follows:

	As of June 30, 2025
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 89 days past due	Total past due	Current	Total	> 89 days past due and still accruing
Loans
Commercial & industrial	$2,089	$1,825	$1,731	$5,645	$3,922,126	$3,927,771	$0
Lease financing	452	772	4,758	5,982	581,194	587,176	427
Construction real estate	0	0	1,365	1,365	731,412	732,777	0
Commercial real estate-investor	3,892	0	13,871	17,763	2,989,476	3,007,239	0
Commercial real estate-owner	1,746	306	6,646	8,698	945,576	954,274	0
Residential real estate	3,809	1,188	4,403	9,400	1,483,288	1,492,688	0
Home equity	1,741	525	1,682	3,948	899,351	903,299	0
Installment	694	401	474	1,569	115,029	116,598	0
Credit card	377	202	288	867	63,507	64,374	287
Total	$14,800	$5,219	$35,218	$55,237	$11,730,959	$11,786,196	$714

	As of December 31, 2024
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 89 days past due	Total past due	Current	Total	> 89 days past due and still accruing
Loans
Commercial & industrial	$4,521	$1,598	$2,470	$8,589	$3,807,269	$3,815,858	$0
Lease financing	3,096	3,085	3,386	9,567	588,478	598,045	19
Construction real estate	0	10,500	0	10,500	768,946	779,446	0
Commercial real estate-investor	0	0	17,360	17,360	3,076,024	3,093,384	0
Commercial real estate-owner	856	0	6,144	7,000	961,360	968,360	0
Residential real estate	6,217	154	5,968	12,339	1,449,945	1,462,284	0
Home equity	1,902	1,102	1,428	4,432	844,607	849,039	0
Installment	914	569	402	1,885	131,166	133,051	0
Credit card	450	196	342	988	61,323	62,311	342
Total	$17,956	$17,204	$37,500	$72,660	$11,689,118	$11,761,778	$361

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

The following tables provide the amortized cost basis of FDMs that were granted modifications during the respective periods:

	Three months ended June 30, 2025
(Dollars in thousands)	Principal forgiveness	Payment delay	Term extension	Interest rate reduction	Combination: Term extension and interest rate reduction	Total	Percent of total class of loans
Commercial & industrial	$0	$1,700	$0	$0	$0	$1,700	0.04%
Residential real estate	0	1,513	233	0	0	1,746	0.12%
Home equity	0	786	0	0	0	786	0.09%
Total	$0	$3,999	$233	$0	$0	$4,232	0.04%

	Three months ended June 30, 2024
(Dollars in thousands)	Principal forgiveness	Payment delay	Term extension	Interest rate reduction	Combination: Term extension and interest rate reduction	Total	Percent of total class of loans
Commercial & industrial	$0	$5,697	$10,353	$0	$0	$16,050	0.42%
Residential real estate	0	488	0	0	0	488	0.04%
Home equity	0	200	0	0	0	200	0.02%
Total	$0	$6,385	$10,353	$0	$0	$16,738	0.15%

	Six months ended June 30, 2025
(Dollars in thousands)	Principal forgiveness	Payment delay	Term extension	Interest rate reduction	Combination: Term extension and interest rate reduction	Total	Percent of total class of loans
Commercial & industrial	$0	$1,700	$219	$0	$0	$1,919	0.05%
Commercial real estate-investor	0	2,274	0	0	0	2,274	0.08%
Residential real estate	0	2,161	233	0	0	2,394	0.16%
Home equity	0	852	0	0	0	852	0.09%
Total	$0	$6,987	$452	$0	$0	$7,439	0.06%

	Six months ended June 30, 2024
(Dollars in thousands)	Principal forgiveness	Payment delay	Term extension	Interest rate reduction	Combination: Term extension and interest rate reduction	Total	Percent of total class of loans
Commercial & industrial	$0	$5,697	$18,242	$0	$0	$23,939	0.63%
Residential real estate	0	1,042	0	0	0	1,042	0.08%
Home equity	0	240	0	0	0	240	0.03%
Total	$0	$6,979	$18,242	$0	$0	$25,221	0.22%

Table of Content
The following table provides the financial effect of FDMs granted during the respective periods:

	Three months ended June 30, 2025
(Dollars in thousands)	Principal forgiveness	Weighted average interest rate reduction	Weighted average term extension
Commercial & industrial	$0	0.00%	0.0 years
Residential real estate	0	0.00%	3.5 years
Total	$0	0.00%	3.5 years

	Three months ended June 30, 2024
(Dollars in thousands)	Principal forgiveness	Weighted average interest rate reduction	Weighted average term extension
Commercial & industrial	$0	0.00%	0.6 years
Total	$0	0.00%	0.6 years

	Six months ended June 30, 2025
(Dollars in thousands)	Principal forgiveness	Weighted average interest rate reduction	Weighted average term extension
Commercial & industrial	$0	0.00%	0.5 years
Residential real estate	0	0.00%	3.5 years
Total	$0	0.00%	2.0 years

	Six months ended June 30, 2024
(Dollars in thousands)	Principal forgiveness	Weighted average interest rate reduction	Weighted average term extension
Commercial & industrial	$0	0.00%	0.4 years
Total	$0	0.00%	0.4 years

The Company has committed to lend no additional amounts to the borrowers who have been classified as FDM as of either June 30, 2025 or June 30, 2024. Additionally, there were three FDMs totaling $0.1 million that defaulted during the three months ended June 30, 2025, and 13 FDMs totaling $1.2 million that defaulted during the six months ended June 30, 2025, that were classified as FDMs during the twelve months preceding the default date. There were two FDMs with a balance of $0.2 million that defaulted during the three months ended June 30, 2024, and five FDMs with a balance of $0.4 million that defaulted during the six months ended June 30, 2024, that were classified as FDMs during the twelve months preceding the default date.

The Company closely monitors the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table provides the performance of loans that have been modified during the twelve months preceding June 30, 2025 and 2024.

	Twelve months ended June 30, 2025
(Dollars in thousands)	Current	30 – 59 days past due	60 – 89 days past due	> 89 days past due	Total
Commercial & industrial	$2,291	$0	$0	$367	$2,658
Commercial real estate-investor	2,274	0	0	0	2,274
Residential real estate	3,420	77	0	137	3,634
Home equity	945	64	0	98	1,107
Total	$8,930	$141	$0	$602	$9,673

Table of Content

	Twelve months ended June 30, 2024
(Dollars in thousands)	Current	30 – 59 days past due	60 – 89 days past due	> 89 days past due	Total
Commercial & industrial	$24,101	$0	$0	$0	$24,101
Residential real estate	1,355	84	387	77	1,903
Home equity	255	0	0	0	255
Total	$25,711	$84	$387	$77	$26,259

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

The following table provides information on nonaccrual loans and leases:

	June 30, 2025			December 31, 2024
(Dollars in thousands)	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual
Nonaccrual loans
Commercial & industrial	$18,892	$5,597	$24,489	$1,939	$4,702	$6,641
Lease financing	5,132	1,111	6,243	1,982	4,245	6,227
Construction real estate	1,365	0	1,365	0	0	0
Commercial real estate	2,392	21,513	23,905	0	32,303	32,303
Residential real estate	0	16,995	16,995	0	16,700	16,700
Home equity	0	3,226	3,226	0	3,418	3,418
Installment	0	701	701	0	684	684
Total nonaccrual loans	$27,781	$49,143	$76,924	$3,921	$62,052	$65,973

Interest income recognized on loans and leases while on nonaccrual was insignificant for the both the three and six months ended June 30, 2025 and was $0.3 million for the three months ended June 30, 2024 and $0.6 million for the six months ended June 30, 2024.

Table of Content
A loan is considered to be collateral dependent when the borrower is experiencing financial difficulty and the repayment is expected to be provided substantially through the operation or sale of collateral. The following table presents the amortized cost basis of collateral dependent loans by class of loan.

	June 30, 2025
	Type of Collateral
(Dollar in thousands)	Business assets	Commercial real estate	Equipment	Land	Residential real estate	Other	Total
Class of loan
Commercial & industrial	$8,854	$0	$6,933	$0	$0	$8,702	$24,489
Lease financing	0	0	6,243	0	0	0	6,243
Construction real estate	0	1,365	0	0	0	0	1,365
Commercial real estate-investor	0	13,970	0	0	49	0	14,019
Commercial real estate-owner	0	7,992	1,894	0	0	0	9,886
Residential real estate	0	0	0	0	16,995	0	16,995
Home equity	0	0	0	0	3,226	0	3,226
Installment	0	0	0	0	0	701	701
Total	$8,854	$23,327	$15,070	$0	$20,270	$9,403	$76,924

	December 31, 2024
	Type of Collateral
(Dollar in thousands)	Business assets	Commercial real estate	Equipment	Land	Residential real estate	Other	Total
Class of loan
Commercial & industrial	$2,527	$0	$1,434	$0	$0	$2,680	$6,641
Lease financing	0	0	6,227	0	0	0	6,227
Commercial real estate-investor	0	26,132	0	0	27	0	26,159
Commercial real estate-owner	0	4,250	1,894	0	0	0	6,144
Residential real estate	0	0	0	0	16,700	0	16,700
Home equity	0	0	0	0	3,418	0	3,418
Installment	0	0	0	0	0	684	684
Total	$2,527	$30,382	$9,555	$0	$20,145	$3,364	$65,973

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

The components of the Company's net investments in direct financing and sales-type leases, which are included in Lease financing on the Consolidated Balance Sheets are as follows:

(Dollar in thousands)	June 30, 2025	December 31, 2024
Direct financing and sales-type leases
Lease receivables	$576,558	$581,651
Unguaranteed residual values	10,618	16,394
Total net investment in direct financing and sales-type leases	$587,176	$598,045

Table of Content
Interest income for direct financing and sales-type leases was $9.8 million and $8.9 million for the three months ended June 30, 2025 and June 30, 2024, respectively. Interest income for direct financing and sales-type leases was $18.8 million and $17.3 million for the six months ended June 30, 2025 and June 30, 2024, respectively.

The remaining maturities of lease receivables were as follows:

(Dollars in thousands)	Direct financing and Sales-type
Remainder of 2025	$106,005
2026	190,446
2027	161,613
2028	99,429
2029	58,062
Thereafter	38,605
Total lease payments	654,160
Less: unearned income	(77,602)
Net lease receivables	$576,558

OREO. OREO consists of properties acquired by the Company primarily through the loan foreclosure or repossession process, that results in partial or total satisfaction of problem loans.

Changes in OREO were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2025	2024	2025	2024
Balance at beginning of period	$213	$161	$64	$106
Additions
Commercial real estate	0	0	0	0
Residential real estate	0	0	149	55
Total additions	0	0	149	55
Disposals
Commercial real estate	0	0	0	0
Residential real estate	0	(106)	0	(106)
Total disposals	0	(106)	0	(106)
Valuation adjustment
Commercial real estate	0	0	0	0
Residential real estate	(9)	(25)	(9)	(25)
Total valuation adjustment	(9)	(25)	(9)	(25)
Balance at end of period	$204	$30	$204	$30
NOTE 5:  ALLOWANCE FOR CREDIT LOSSES

Allowance for credit losses - loans and leases. The ACL is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. The ACL is increased by provision expense and decreased by charge-offs, net of recoveries of amounts previously charged-off. First Financial's policy is to charge-off all or a portion of a loan when, in management's opinion, it is unlikely to collect the principal amount owed in full, either through payments from the borrower or a guarantor or from the liquidation of collateral. Similarly, upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. Cumulative recovery payments credited to the ACL for any loan do not exceed the amount charged-off. Accrued interest receivable on loans and leases, which totaled $52.1 million and $53.2 million as of June 30, 2025 and December 31, 2024, respectively, is excluded from the estimate of credit losses.

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

The credit card ACL model is adjusted for forecasted changes in prime rates, outstanding consumer credit and household mortgage debt service ratio. Changes in forecasted expectations for these economic variables could result in volatility in the Company's ACL in future periods.

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

First Financial's ACL is influenced by loan volumes, risk rating migration or delinquency status, and other conditions impacting loss expectations, such as reasonable and supportable forecasts of economic conditions. The ACL as of June 30, 2025 increased from year end due primarily due to higher individually evaluated reserves and a modest increase in loan balances.

Table of Content
Changes in the allowance by loan category were as follows:

	Three months ended June 30, 2025
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction real estate	Commercial real estate	Residential real estate	Home Equity	Installment	Credit card	Total
Allowance for credit losses:
Balance at beginning of period	$50,474	$12,837	$19,564	$34,637	$17,186	$15,132	$3,119	$2,533	$155,482
Provision for credit losses	7,627	1,665	(656)	(574)	(123)	714	93	338	9,084
Gross charge-offs	(4,996)	(606)	0	0	(16)	(100)	(1,120)	(489)	(7,327)
Recoveries	290	11	0	70	42	74	716	80	1,283
Total net charge-offs	(4,706)	(595)	0	70	26	(26)	(404)	(409)	(6,044)
Ending allowance for credit losses	$53,395	$13,907	$18,908	$34,133	$17,089	$15,820	$2,808	$2,462	$158,522

	Three months ended June 30, 2024
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction real estate	Commercial real estate	Residential real estate	Home Equity	Installment	Credit card	Total
Allowance for credit losses:
Balance at beginning of period	$46,019	$11,903	$13,337	$34,411	$17,717	$12,997	$5,420	$2,470	$144,274
Provision for credit losses	5,206	2,205	6,341	(524)	667	897	1,323	42	16,157
Loans charged off	(2,149)	(190)	0	(2)	(6)	(122)	(2,034)	(532)	(5,035)
Recoveries	236	1	0	137	37	118	219	41	789
Total net charge-offs	(1,913)	(189)	0	135	31	(4)	(1,815)	(491)	(4,246)
Ending allowance for credit losses	$49,312	$13,919	$19,678	$34,022	$18,415	$13,890	$4,928	$2,021	$156,185

	Six months ended June 30, 2025
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction real estate	Commercial real estate	Residential real estate	Home equity	Installment	Credit card	Total
Allowance for credit losses:
Beginning balance	$49,987	$13,079	$19,216	$35,721	$17,822	$14,774	$3,564	$2,628	$156,791
Provision for credit losses	16,097	2,848	(308)	(1,682)	(783)	1,014	406	633	18,225
Loans charged off	(13,174)	(2,060)	0	0	(16)	(186)	(2,441)	(963)	(18,840)
Recoveries	485	40	0	94	66	218	1,279	164	2,346
Total net charge-offs	(12,689)	(2,020)	0	94	50	32	(1,162)	(799)	(16,494)
Ending allowance for credit losses	$53,395	$13,907	$18,908	$34,133	$17,089	$15,820	$2,808	$2,462	$158,522

	Six months ended June 30, 2024
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction real estate	Commercial real estate	Residential real estate	Home equity	Installment	Credit card	Total
Allowance for credit losses:
Beginning balance	$44,319	$12,365	$11,003	$34,903	$18,088	$13,322	$4,888	$2,545	$141,433
Provision for credit losses	9,439	1,687	8,675	4,265	337	517	3,946	710	29,576
Loans charged off	(4,844)	(193)	0	(5,321)	(71)	(147)	(4,270)	(1,326)	(16,172)
Recoveries	398	60	0	175	61	198	364	92	1,348
Total net charge-offs	(4,446)	(133)	0	(5,146)	(10)	51	(3,906)	(1,234)	(14,824)
Ending allowance for credit losses	$49,312	$13,919	$19,678	$34,022	$18,415	$13,890	$4,928	$2,021	$156,185

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

The ACL on unfunded commitments was $17.1 million as of June 30, 2025 and $16.9 million as of December 31, 2024. Additionally, First Financial recorded provision expense related to the allowance on unfunded commitments of $0.7 million for the three months ended June 30, 2025 and $0.3 million for the six months ended June 30, 2025. First Financial recorded provision expense related to the allowance on unfunded commitments of $0.3 million for the three months ended June 30, 2024

Table of Content
and a provision recapture related to the allowance on unfunded commitments of $2.0 million for the six months ended June 30, 2024.

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

Substantially all of the Company's lessee contracts are classified as operating leases. Under Topic 842, operating lease agreements are required to be recognized on the Consolidated Balance Sheets as an ROU asset and a corresponding lease liability. The Company's right to use an asset over the life of a lease is recorded as an ROU asset in Accrued interest and other assets on the Consolidated Balance Sheets and was $47.3 million and $49.9 million at June 30, 2025 and December 31, 2024, respectively. Certain adjustments to the ROU asset may be required for items such as initial direct costs paid or incentives received. First Financial recorded a $57.0 million and $59.8 million lease liability in Accrued interest and other liabilities on the Consolidated Balance Sheets at June 30, 2025 and December 31, 2024, respectively.

First Financial has operating and finance leases for land, office space and banking centers. These leases are generally for periods of 5 to 30 years with various renewal options. Certain renewal options are included in the measurement of the right-of-use assets and lease liabilities if they are reasonably certain to be exercised. Variable lease payments that are dependent on an index or a rate are initially measured using the index or rate at the commencement date and are included in the measurement of the lease liability. Variable lease payments that are not dependent on an index or a rate are excluded from the measurement of the lease liability and are recognized in profit and loss when incurred. Variable lease payments are defined as payments made for the right to use an asset that vary because of changes in facts or circumstances occurring after the commencement date, other than the passage of time. The Company has elected not to recognize short-term leases (terms of one year or less) as lease liabilities and right-of use assets; related expenses are recognized on a straight-line basis over the lease term. Additionally, the Company has elected to apply the risk-free discount rate for leases in which there is no implicit discount rate.

First Financial has lease agreements with lease and non-lease components, which are generally accounted for separately. For real estate leases, non-lease components and other non-components, such as common area maintenance charges, real estate taxes, and insurance are not included in the measurement of the lease liability since they are generally able to be segregated. First Financial does not have any material sub-lease agreements.

The components of lease expense were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2025	2024	2025	2024
Operating lease cost	$1,995	$2,034	$4,008	$4,078
Finance lease cost:
Amortization of right-of-use assets	25	28	51	55
Interest on lease liabilities	13	15	27	30
Variable lease cost	760	747	1,520	1,537
Total lease cost	$2,793	$2,824	$5,607	$5,700

Table of Content
Future minimum commitments due under these lease agreements as of June 30, 2025 are as follows:

(Dollars in thousands)	Operating leases	Finance leases
2025 (remaining six months)	$4,135	$75
2026	8,042	152
2027	7,668	155
2028	7,552	159
2029	7,100	160
Thereafter	36,365	807
Total lease payments	70,862	1,508
Less imputed interest	(13,829)	(309)
Total	$57,033	$1,199

Supplemental balance sheet information related to leases was as follows:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Operating leases
Operating lease right-of-use assets	$47,333	$49,895
Operating lease liabilities	57,033	59,801

Finance leases
Premises and equipment	$960	$1,284
Long-term debt	1,199	1,520

Weighted-average remaining lease term
Operating leases	11.3 years	11.5 years
Finance leases	10.6 years	10.0 years

Weighted-average discount rate
Operating leases	3.49%	3.48%
Finance leases	4.41%	3.85%

Supplemental cash flow information at June 30, 2025 and 2024 related to leases was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,121	$2,123	$4,217	$4,243
Operating cash flows from finance leases	13	15	27	30
Financing cash flows from finance leases	25	23	48	45
ROU assets obtained in exchange for lease obligations
Operating leases	35	1,585	399	1,759
Finance leases	0	0	(272)	0

NOTE 7: OPERATING LEASES - LESSOR

First Financial provides financing for various types of equipment through a variety of leasing arrangements. Operating leases are carried at cost less accumulated depreciation in the Consolidated Balance Sheets. Operating leases were $217.1 million and $209.1 million at June 30, 2025 and December 31, 2024, respectively, net of accumulated depreciation of $137.8 million and $93.6 million, respectively. The Company recorded lease income of $18.7 million and $12.5 million related to lease payments

Table of Content
for operating leases in Leasing business income in the Consolidated Statements of Income for the three months ended June 30, 2025 and 2024, respectively. The Company recorded lease income of $36.6 million and $24.6 million related to lease payments for operating leases in Leasing business income in the Consolidated Statements of Income for the six months ended June 30, 2025 and 2024, respectively. Depreciation expense related to operating lease equipment was $13.2 million and $10.1 million for the three months ended June 30, 2025 and 2024, respectively. Depreciation expense related to operating lease equipment was $26.0 million and $19.9 million for the six months ended June 30, 2025 and 2024, respectively. Depreciation expense related to operating lease equipment is included in Leasing business expense in the Consolidated Statements of Income.

First Financial performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. First Financial recognized no impairment losses associated with operating lease assets for the six months ended June 30, 2025 or 2024. Recognized impairment losses, if any, would be recorded in Leasing business income in the Consolidated Statements of Income.

The future lease payments receivable from operating leases as of June 30, 2025 are as follows:

(Dollars in thousands)	Undiscounted cash flows
2025 (remaining six months)	$33,964
2026	59,374
2027	42,541
2028	23,382
2029	12,885
Thereafter	5,026
Total operating lease payments	$177,172

NOTE 8:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill. Assets and liabilities acquired in a business combination are recorded at their estimated fair values as of the acquisition date. The excess of the purchase price of the acquisition over the fair value of net assets acquired is recorded as goodwill.

Changes in the carrying amount of goodwill for the three and six months ended June 30, 2025 and June 30, 2024 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2025	2024	2025	2024
Balance at beginning of period	$1,007,656	$1,007,656	$1,007,656	$1,005,868
Goodwill resulting from business combinations	0	0	0	1,788
Balance at end of period	$1,007,656	$1,007,656	$1,007,656	$1,007,656

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

Goodwill is evaluated for impairment on an annual basis as of October 1 of each year, or whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value. First Financial performed its most recent annual impairment test as of October 1, 2024 and no impairment was indicated. As of June 30, 2025, no events or changes in circumstances indicated that the fair value of the reporting unit was below its carrying value.

Other intangible assets. Other intangible assets consist primarily of core deposit intangibles, customer lists, mortgage servicing rights and other miscellaneous intangibles, such as purchase commissions, non-compete agreements and trade name intangibles.

Table of Content
Core deposit intangibles represent the estimated fair value of acquired customer deposit relationships on the date of acquisition and are amortized on an accelerated basis over their estimated useful lives. First Financial's core deposit intangibles have an estimated remaining life of 2.8 years.

First Financial recorded a customer list intangible asset in conjunction with the Agile, Summit and Bannockburn acquisitions to account for the obligation or advantage on the part of either the Company or customers to continue pre-existing relationships subsequent to the merger. These customer list intangibles are being amortized on a straight-line basis over their estimated used lives. The Agile customer list was $2.4 million at June 30, 2025 and $2.5 million at December 31, 2024, and is being amortized over an estimated remaining life of 11.7 years. The Summit customer list was $21.4 million and $22.6 million at June 30, 2025 and December 31, 2024, respectively, and is being amortized over an estimated remaining life of 8.5 years. The Bannockburn customer list was $18.5 million and $20.3 million at June 30, 2025 and December 31, 2024, respectively, and is being amortized over an estimated remaining life of 5.2 years.

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

Amortization expense recognized on other intangible assets for the three months ended June 30, 2025 and June 30, 2024 was $3.4 million and $3.3 million, which includes MSR amortization of $1.1 million and $0.9 million, respectively. Amortization expense recognized on other intangible assets for the six months ended June 30, 2025 and June 30, 2024 was $6.6 million and $6.4 million, which includes MSR amortization of $1.9 million and $1.7 million, respectively.

The gross carrying amount and accumulated amortization of other intangible assets at June 30, 2025 and December 31, 2024 were as follows:

(Dollars in thousands)	June 30, 2025		December 31, 2024
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Core deposit intangibles	$41,750	$(33,755)	$41,750	$(32,302)
Customer lists	72,278	(29,975)	72,278	(26,822)
Other	9,269	(3,485)	9,381	(3,416)
Mortgage servicing rights	29,241	(9,865)	27,217	(8,795)
Total	$152,538	$(77,080)	$150,626	$(71,335)

NOTE 9:  BORROWINGS

Short-term borrowings, or borrowings that mature in less than one year, on the Consolidated Balance Sheets include repurchase agreements utilized for corporate sweep accounts with cash management account agreements in place, federal funds purchased, overnight advances from the FHLB and a short-term line of credit.

All repurchase agreements are subject to terms and conditions agreed to by the Bank and the client. To secure its liability to the client, the Bank is authorized to sell or repurchase U.S. Treasury, government agency and mortgage-backed securities. As of both June 30, 2025 and December 31, 2024, the Bank had no securities sold under agreements to repurchase.

The Company had $680.0 million and $625.0 million in short-term borrowings with the FHLB at June 30, 2025 and December 31, 2024, respectively. These short-term borrowings are used to manage normal liquidity needs and support the Company's asset and liability management strategies. Additionally, at June 30, 2025 and December 31, 2024, other short-term borrowings included $4.7 million and $130.5 million, respectively, of collateral owed to counterparty banks by First Financial. First Financial had no federal funds purchased at June 30, 2025 or December 31, 2024.

Table of Content

First Financial also has a $40.0 million short-term credit facility with an unaffiliated bank that matures in December 2025, which is included in short-term borrowings. This facility has a variable interest rate and provides First Financial additional liquidity, if needed, for various corporate activities including the repurchase of First Financial common stock and the payment of dividends to shareholders. As of both June 30, 2025 and December 31, 2024, First Financial had no outstanding balance on this facility. The credit agreement requires First Financial to comply with certain covenants including those related to asset quality and capital levels, and First Financial was in compliance with all covenants associated with this facility as of both June 30, 2025 and December 31, 2024. This credit facility also required First Financial to pledge as collateral the Bank's common stock where the lender is granted a security interest in this collateral.

The following is a summary of First Financial's short-term borrowings:

(Dollars in thousands)	June 30, 2025	December 31, 2024
FHLB short-term borrowings	$680,000	$625,000
Other short-term borrowings	4,699	130,452
Total short-term borrowings	$684,699	$755,452

First Financial had $345.0 million and $347.5 million of long-term debt as of June 30, 2025 and December 31, 2024 respectively, which included subordinated notes, capital lease liabilities and an interest free loan with a municipality.

The following is a summary of First Financial's long-term debt:

	June 30, 2025		December 31, 2024
(Dollars in thousands)	Amount	Average rate	Amount	Average rate
Subordinated notes	$314,848	7.41%	$314,619	5.43%
Unamortized debt issuance costs	(1,034)	N/A	(1,227)	N/A
Notes issued in conjunction with acquisition of property and equipment	29,167	5.24%	31,822	4.95%
Capital lease liability	1,199	4.41%	1,520	3.85%
Capital loan with municipality	775	0.00%	775	0.00%
Total long-term debt	$344,955	7.22%	$347,509	5.39%

In 2015, First Financial issued $120.0 million of subordinated notes, which have a fixed interest rate of 5.13% payable semiannually and mature in August 2025. These notes are not redeemable by the Company or callable by the holders of the notes prior to maturity. Subordinated notes are included in Long-term debt on the Consolidated Balance Sheets and treated as Tier 2 capital for regulatory capital purposes, subject to certain limitations. When subordinated notes are within five years of maturity, the tier 2 capital eligibility reduces by 20% each year. Since this subordinated debt is within one year of maturity, it is no longer eligible to be treated as Tier 2 capital at June 30, 2025 for regulatory capital purposes.

In April 2020, First Financial issued $150.0 million of fixed to floating rate subordinated notes. These subordinated notes had an initial fixed interest rate of 5.25% to, but excluding, May 15, 2025, payable semi-annually in arrears. From, and including, May 15, 2025, the interest rate on the subordinated notes reset quarterly to a floating rate per annum equal to a benchmark rate, currently the three-month term SOFR, plus 509 basis points, payable quarterly in arrears. As of June 30, 2025, the interest rate was 9.42%. The subordinated notes mature on May 15, 2030. These notes are redeemable by the Company in whole or in part beginning with the interest payment date of May 15, 2025. This subordinated debt issued in April 2020 that matures in May 2030 is eligible to be treated as Tier 2 capital for 80% of its original issuance amount at June 30, 2025 for regulatory capital purposes.

In addition, First Financial acquired $49.5 million of variable rate subordinated notes in the MSFG merger that were issued to previously formed trusts in exchange for the trust proceeds. These notes were recorded at fair value at the date of the MSFG merger and the Consolidated Balance Sheets include $44.8 million and $44.6 million for these notes at June 30, 2025 and December 31, 2024, respectively. Interest on the acquired subordinated notes is payable quarterly, in arrears, and the Company has the option to defer interest payments for a period not to exceed 20 consecutive quarters. These acquired subordinated notes mature 30 years after the date of original issuance and may be called at par following the 5 year anniversary of issuance. The original issue dates for these variable rate subordinated notes ranged from December 2002 to June 2007, and have maturity

Table of Content
dates ranging from December 2032 to June 2037. These variable rate subordinated notes are callable as of June 30, 2025 and are treated as Tier 1 capital for regulatory capital purposes.

Additionally, long-term borrowings included $29.2 million and $31.8 million of term notes, both with and without recourse, with an average interest rate of 5.24% and 4.95% at June 30, 2025 and December 31, 2024, respectively. These term notes were used to finance equity investments in the purchase of equipment to be leased to customers.

NOTE 10:  DERIVATIVES

First Financial maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce certain risks related to interest rate, prepayment, economic and foreign currency volatility. Additionally, First Financial holds derivative instruments for the benefit of its commercial customers. The Company does not enter into unhedged speculative derivative positions. The Company’s interest rate risk management strategy involves modifying the repricing characteristics of certain financial instruments so that changes in interest rates do not adversely affect First Financial’s net interest margin and cash flows. Derivative instruments that the Company may use as part of its interest rate risk management strategy include interest rate caps, floors, swaps, and foreign exchange contracts, to meet the needs of its clients while managing the interest and currency rate risk associated with certain transactions. First Financial may also utilize interest rate swaps to manage the interest rate risk profile of the Company with changes in value reported in Accumulated other comprehensive income (loss).

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

At June 30, 2025, for the interest rate client derivatives, the Company had a total counterparty notional amount outstanding of $2.2 billion, spread among seven counterparties, with an estimated fair value, including accrued interest, of $38.4 million. At December 31, 2024, the Company had interest rate client derivatives with a total counterparty notional amount outstanding of $2.2 billion, spread among six counterparties, with an estimated fair value of $91.7 million.

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

Table of Content
not being taken when providing this service to customers. These controls include a determination of currency volatility and credit equivalent exposure on these contracts. While these derivatives represent economic hedges, they do not qualify as hedges for accounting purposes.

At June 30, 2025, for foreign exchange contracts, the Company had total counterparty notional amount outstanding of $6.7 billion spread among four counterparties, with an estimated fair value of $30.7 million. At December 31, 2024, the Company had total counterparty notional amounts outstanding of $5.8 billion spread among four counterparties, with an estimated fair value of $29.0 million.

In connection with its use of foreign exchange contracts, First Financial and its counterparties may be required to post cash collateral to offset the market position of the derivative instruments. First Financial maintains the right to offset these derivative positions with the collateral posted against them by or with the relevant counterparties.

In 2024, a single foreign exchange trade was mutually terminated and the counterparty was not able to immediately fully satisfy the obligation under the agreement. As such, at December 31, 2024, a $45.0 million receivable was established in Accrued interest and other assets on the Consolidated Balance Sheet, and the Company considers this receivable a classified asset for asset quality purposes. At June 30, 2025, there was $37.0 million outstanding related to this receivable.

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

At June 30, 2025, for commodities contracts, the Company had total counterparty notional amount outstanding of $5.5 million with two counterparties and an estimated fair value, including commodity receivable, of $0.2 million. At December 31, 2024, the Company had total counterparty notional amount outstanding of $1.7 million with three counterparties and an estimated fair value of $0.2 million.

Cash flow hedges. First Financial enters into interest rate collars and floors, which are designated as cash flow hedges, to mitigate interest rate risk on variable-rate commercial loan pools. As of both June 30, 2025 and December 31, 2024, these hedges were determined to be effective and are expected to remain effective during the remaining terms. Changes in the fair value of cash flow hedges included in the assessment of hedge effectiveness are recorded in AOCI and reclassified from AOCI to current period earnings when the hedged item affects earnings. Reclassified gains and losses on interest rate contracts related to C&I loans are recorded within interest income in the Consolidated Statements of Income.

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

The notional value of the Company's cash flow hedges was $1.0 billion at June 30, 2025, with an $0.8 million gain recorded in AOCI in the Consolidated Balance Sheet. As of June 30, 2025, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 42 months. It is estimated that $0.7 million will be reclassified from OCI to interest income during the next 12 months.

At December 31, 2024, the notional value of the Company's cash flow hedges was $1.0 billion, with a $1.2 million loss recorded in AOCI in the Consolidated Balance Sheet.

The effect of derivative instruments in cash flow hedging relationships on the Consolidated Statements of Income for the three months ended June 30, were as follows:

Table of Content

Derivatives in Cash Flow Hedging Relationship	Location of Gain or (Loss) Reclassified from AOCI into income	Gain (loss) reclassified from AOCI on Derivatives		Gain (loss) recognized in OCI on Derivatives
(Dollars in thousands)		June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest rate contracts	Interest income/(expense)	$(199)	$(199)	$438	$(458)

The effect of derivative instruments in cash flow hedging relationships on the Consolidated Statements of Income for the six months ended June 30, were as follows:

Derivatives in Cash Flow Hedging Relationship	Location of Gain or (Loss) Reclassified from AOCI into income	Gain (loss) reclassified from AOCI on Derivatives		Gain (loss) recognized in OCI on Derivatives
(Dollars in thousands)		June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest rate contracts	Interest income/(expense)	$(398)	$(398)	$1,994	$(4,549)

The following table details the classification and amounts of interest rate derivatives, foreign exchange contracts and cash flow hedges recognized in the Consolidated Balance Sheets:

	June 30, 2025			December 31, 2024
		Estimated fair value			Estimated fair value
(Dollars in thousands)	Notional amount	Gain (1)	Loss (2)	Notional amount	Gain (1)	Loss (2)
Derivatives not designated as qualifying hedging instruments
Interest rate derivatives - instruments associated with loans
Matched interest rate contracts with borrowers	$2,243,517	$20,294	$(56,308)	$2,211,542	$6,849	$(95,341)
Matched interest rate contracts with counterparty	2,243,517	56,223	(20,244)	2,211,542	95,292	(6,849)
Foreign exchange contracts
Matched foreign exchange contracts with customers	6,705,980	97,599	(128,287)	5,772,686	161,686	(132,732)
Match foreign exchange contracts with counterparty	6,659,350	128,287	(97,599)	5,741,839	132,732	(161,686)
Commodity contracts
Matched commodity with client	5,498	0	(142)	1,717	0	(158)
Matched commodity with counterparty	5,501	142	0	1,701	158	0
Total derivatives not designated as qualifying hedging instruments	17,863,363	302,545	(302,580)	15,941,027	396,717	(396,766)

Derivatives designated as qualifying hedging instruments
Cash flow hedges
Interest rate collars and floors	1,000,000	2,006	0	1,000,000	387	(619)
Total derivatives designated as qualifying hedging instruments	1,000,000	2,006	0	1,000,000	387	(619)
Total	$18,863,363	$304,551	$(302,580)	$16,941,027	$397,104	$(397,385)
(1) Derivative assets are included in Accrued interest and other assets in the Consolidated Balance Sheets.
(2) Derivative liabilities are included in Accrued interest and other liabilities in the Consolidated Balance Sheets.

Table of Content
The following tables disclose the gross and net amounts of interest rate derivatives, foreign exchange contracts, commodities and cash flow hedges that are offset in the Consolidated Balance Sheets or that are subject to enforceable master netting arrangements:

	June 30, 2025
				Gross Amounts Not offset in Consolidated Balance Sheet
(Dollars in thousands)	Gross amounts of recognized assets (2)	Gross amounts offset in the Consolidated Balance Sheets	Net amounts presented in the Consolidated Balance Sheets	Financial instruments recognized amounts	Cash or financial instrument collateral (3)	Net amount
Interest rate contracts (1)	$76,517	$0	$76,517	$(26,438)	$(40,968)	$9,111
Foreign exchange contracts	272,515	0	272,515	(84,912)	0	187,603
Commodity contracts	328	0	328	(124)	0	204
Cash flow hedges	2,006	0	2,006	0	(2,006)	0
Total	$351,366	$0	$351,366	$(111,474)	$(42,974)	$196,918

	June 30, 2025
				Gross Amounts Not offset in Consolidated Balance Sheet
(Dollars in thousands)	Gross amounts of recognized liabilities (2)	Gross amounts offset in the Consolidated Balance Sheets	Net amounts presented in the Consolidated Balance Sheets	Financial instruments recognized amounts	Cash or financial instrument collateral (3)	Net amount
Interest rate contracts (1)	$76,551	$0	$76,551	$(19,800)	$0	$56,751
Foreign exchange contracts	225,887	0	225,887	(84,912)	(38,800)	102,175
Commodity contracts	266	0	266	(10)	(52)	204
Cash flow hedges	0	0	0	0	0	0
Total	$302,704	$0	$302,704	$(104,722)	$(38,852)	$159,130

	December 31, 2024
				Gross Amounts Not offset in Consolidated Balance Sheet
(Dollars in thousands)	Gross amounts of recognized assets (2)	Gross amounts offset in the Consolidated Balance Sheets	Net amounts presented in the Consolidated Balance Sheets	Financial instruments recognized amounts	Cash or financial instrument collateral (3)	Net amount
Interest rate contracts (1)	$102,141	$0	$102,141	$(721)	$(98,510)	$2,910
Foreign exchange contracts	325,266	0	325,266	(131,530)	0	193,736
Commodity contracts	174	0	174	0	0	174
Cash flow hedges	387	0	387	(387)	0	0
Total	$427,968	$0	$427,968	$(132,638)	$(98,510)	$196,820

Table of Content

	December 31, 2024
				Gross Amounts Not offset in Consolidated Balance Sheet
(Dollars in thousands)	Gross amounts of recognized liabilities (2)	Gross amounts offset in the Consolidated Balance Sheets	Net amounts presented in the Consolidated Balance Sheets	Financial instruments recognized amounts	Cash or financial instrument collateral (3)	Net amount
Interest rate contracts (1)	$102,150	$0	$102,150	$(3,896)	$0	$98,254
Foreign exchange contracts	294,419	0	294,419	(115,757)	(16,976)	161,686
Commodity contracts	158	0	158	0	0	158
Cash flow hedges	619	0	619	(387)	0	232
Total	$397,346	$0	$397,346	$(120,040)	$(16,976)	$260,330

(1) Includes accrued interest receivable.
(2) Amount does not include IRLCs because these instruments are not subject to master netting or similar arrangements
(3) Amount of collateral received is an offset to asset positions or pledged as an offset of liability positions

The following table details the derivative financial instruments and the average remaining maturities at June 30, 2025:

(Dollars in thousands)	Notional amount	Average maturity (years)	Fair value
Interest rate contracts
Receive fixed, matched interest rate contracts with borrower	$2,243,517	3.9	$(36,014)
Pay fixed, matched interest rate contracts with counterparty	2,243,517	3.9	35,979
Foreign exchange contracts
Foreign exchange contracts-pay USD	6,705,980	0.6	(30,688)
Foreign exchange contracts-receive USD	6,659,350	0.6	30,688
Commodities contracts
Client commodity contracts	5,498	0.7	(142)
Counterparty commodity contracts	5,501	0.7	142
Total client derivatives	17,863,363	1.5	(35)

Cash flow hedges
Interest rate collars and floors on loan pools	1,000,000	2.3	2,006
Total cash flow hedges	1,000,000	2.3	2,006
Total	$18,863,363	1.5	$1,971

At June 30, 2025, the derivative collateral owed by the Company to counterparty banks was $7.2 million with $11.9 million restricted within cash and due from banks on the Company's Consolidated Balance Sheets and $4.7 million recorded in short-term borrowings. Derivative collateral owed by the Company to the counterparty banks at December 31, 2024 was $115.4 million with $15.0 million restricted within cash and due from banks and $130.5 million recorded in short-term borrowings.

Credit derivatives. In conjunction with participating interests in commercial loans, First Financial periodically enters into risk participation agreements with counterparties whereby First Financial either assumes or sells a portion of the credit exposure associated with an interest rate swap on the participated loan in exchange for a fee. Under these agreements, First Financial will either make a payment to or receive a payment from the counterparty if the loan customer defaults on its obligation to perform under the interest rate swap contract. The total notional value of the purchased risk agreements totaled $182.1 million as of June 30, 2025 and $204.8 million as of December 31, 2024. The total notional value of the sold risk agreements totaled $102.3 million as of June 30, 2025 and $106.0 million as of December 31, 2024. The net fair value of these agreements was recorded in Accrued interest and other liabilities on the Consolidated Balance Sheets and was insignificant at both June 30, 2025 and December 31, 2024.

Table of Content
Mortgage derivatives. First Financial enters into IRLCs and forward commitments for the future delivery of mortgage loans to third party investors, which are considered derivatives. When borrowers secure an IRLC with First Financial and the loans are intended to be sold, First Financial will enter into forward commitments for the future delivery of the loans to third party investors in order to hedge against the effect of changes in interest rates impacting IRLCs and loans held for sale. At June 30, 2025, the notional amount of the IRLCs was $49.9 million and the notional amount of forward commitments was $48.5 million. As of December 31, 2024, the notional amount of IRLCs was $27.8 million and the notional amount of forward commitments was $22.3 million. The fair value on these agreements was $0.6 million at June 30, 2025 and $0.2 million at December 31, 2024, and was recorded in Accrued interest and other assets on the Consolidated Balance Sheets.

NOTE 11:  COMMITMENTS AND CONTINGENCIES

First Financial offers a variety of financial instruments including loan commitments and letters of credit to assist clients in meeting their requirement for liquidity and credit enhancement. GAAP does not require these financial instruments to be recorded in the Consolidated Financial Statements.

First Financial utilizes the same credit policies in issuing commitments and conditional obligations as it does for credit instruments recorded on the Consolidated Balance Sheets. First Financial’s exposure to credit loss in the event of non-performance by the counterparty was represented by the contractual amounts of those instruments. First Financial estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company in accordance with ASC 326. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life consistent with the Company's ACL methodology for loans and leases. Adjustments to the reserve for unfunded commitments are recorded in Provision for (recapture of) credit losses - unfunded commitments in the Consolidated Statements of Income. First Financial had $17.1 million and $16.9 million of reserves for unfunded commitments recorded in Accrued interest and other liabilities on the Consolidated Balance Sheets at June 30, 2025 and December 31, 2024, respectively.

Loan commitments. Loan commitments are agreements to extend credit to a client, absent any violation of conditions established in the commitment agreement.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if deemed necessary by First Financial upon extension of credit, is based on management’s credit evaluation of the client.  The collateral held varies, but may include securities, real estate, inventory, plant or equipment. First Financial had commitments to extend credit of $3.9 billion at June 30, 2025 and $3.8 billion at December 31, 2024. As of June 30, 2025, commitments with a fixed interest rate totaled $78.8 million while commitments with variable interest rates totaled $3.8 billion. At December 31, 2024, commitments with a fixed interest rate totaled $69.3 million while commitments with variable interest rates totaled $3.7 billion. First Financial's fixed rate commitments have interest rates ranging from 0.00% to 21.00% at both June 30, 2025 and December 31, 2024 and have maturities ranging from less than one year to 31.0 years at June 30, 2025 and maturities ranging from less than one year to 31.6 years at December 31, 2024.

The following table presents by type First Financial's active loan balances and related obligations to extend credit:

	June 30, 2025		December 31, 2024
(dollars in thousands)	Unfunded commitment	Loan balance	Unfunded commitment	Loan balance
Commercial & industrial	$1,863,402	$3,927,771	$1,887,965	$3,815,858
Lease financing	0	587,176	0	598,045
Construction real estate	449,305	732,777	327,743	779,446
Commercial real estate-investor	151,416	3,007,239	95,810	3,093,384
Commercial real estate-owner	40,816	954,274	40,791	968,360
Residential real estate	0	1,492,688	76,401	1,462,284
Home equity	1,044,914	903,299	1,002,965	849,039
Installment	27,215	116,598	33,200	133,051
Credit card	317,591	64,374	285,782	62,311
Total	$3,894,659	$11,786,196	$3,750,657	$11,761,778

Table of Content
Letters of credit. Letters of credit are conditional commitments issued by First Financial to guarantee the performance of a client to a third party.  First Financial’s letters of credit consist of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services.  The risk to First Financial arises from its obligation to make payment in the event of the client's contractual default to produce the contracted good or service to a third party.  First Financial issued letters of credit aggregating $23.7 million and $25.1 million at June 30, 2025 and December 31, 2024, respectively. Management conducts regular reviews of these instruments on an individual client basis.

Risk participation agreements. In conjunction with participating interests in commercial loans, First Financial periodically enters into risk participation agreements with counterparties whereby First Financial either assumes or sells a portion of the credit exposure associated with an interest rate swap on the participated loan in exchange for a fee. Under these agreements, First Financial will either make a payment to or receive a payment from the counterparty if the loan customer defaults on its obligation to perform under the interest rate swap contract. The total notional amount of the risk participation agreements was $284.4 million and $310.7 million at June 30, 2025 and December 31, 2024, respectively.

Affordable housing projects and other tax credit investments. First Financial is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved qualified affordable housing, renewable energy, or other renovation or community revitalization projects. These investments are included in Accrued interest and other assets in the Consolidated Balance Sheets, with any unfunded commitments included in Accrued interest and other liabilities in the Consolidated Balance Sheets. As of June 30, 2025, First Financial expects to recover its remaining investments through the use of the tax credits that are generated by the investments.

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

The following table summarizes First Financial's investments in affordable housing projects and other tax credit investments.

(Dollars in thousands)		June 30, 2025		December 31, 2024
Investment	Accounting Method	Investment	Unfunded commitment	Investment	Unfunded commitment
LIHTC	Proportional amortization	$154,944	$79,986	$148,942	$72,830
HTC	Proportional amortization	11,610	56	14,077	56
HTC	Equity	8,558	5,855	8,781	6,656
NMTC	Equity	867	0	1,191	0
Renewable energy	Equity	25,251	15,147	10,571	222
Total		$201,230	$101,044	$183,562	$79,764

The following table summarizes First Financial's amortization expense and tax benefit recognized in affordable housing projects and other tax credit investments.

		Three months ended
		June 30, 2025		June 30, 2024
(Dollars in thousands)		Amortization expense (1)	Tax expense (benefit) recognized (2)	Amortization expense (1)	Tax expense (benefit) recognized (2)
LIHTC	Proportional amortization	$2,995	$(4,653)	$3,035	$(3,896)
HTC	Proportional amortization	2,414	(1,033)	66	(1,240)
HTC	Equity	111	(101)	0	0

Table of Content

NMTC	Equity	0	0	31	(1)
Renewable energy	Equity	0	0	0	0
Total		$5,520	$(5,787)	$3,132	$(5,137)

		Six months ended
		June 30, 2025		June 30, 2024
(Dollars in thousands)	Accounting Method	Amortization expense (1)	Tax expense (benefit) recognized (2)	Amortization expense (1)	Tax expense (benefit) recognized (2)
LIHTC	Proportional amortization	$8,973	$(9,300)	$7,109	$(8,022)
HTC	Proportional amortization	2,467	(2,066)	899	(2,208)
HTC	Equity	223	(202)	0	0
NMTC	Equity	0	0	62	(3)
Renewable energy	Equity	0	0	0	0
Total		$11,663	$(11,568)	$8,070	$(10,233)

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

Contingencies/Litigation. As part of the ordinary course of business, First Financial and its subsidiaries are parties to litigation, including claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral, foreclosure interests that are incidental to our regular business activities and other matters. First Financial and its subsidiaries are engaged in various matters of litigation and have a number of unresolved claims pending. While the ultimate liability with respect to these litigation matters and claims cannot be determined at this time, First Financial believes that damages, if any, and other amounts relating to pending matters are not probable or cannot be reasonably estimated as of June 30, 2025. Reserves are established for these various matters of litigation when appropriate under FASB ASC Topic 450, Contingencies, based in part upon the advice of legal counsel. First Financial had no reserves related to litigation matters as of June 30, 2025 or December 31, 2024.

NOTE 12:  INCOME TAXES

For the second quarter of 2025, income tax expense was $17.9 million, resulting in an effective tax rate of 20.3% compared to $14.0 million and an effective tax rate of 18.7% for the comparable period in 2024. For the first six months of 2025, income tax expense was $30.2 million, resulting in an effective tax rate of 19.9% compared to $25.0 million and an effective tax rate of 18.3% for the comparable period in 2024. The higher effective tax rate in 2025 is primarily driven by higher taxable income, fewer federal income tax credits recognized and a decline in federally tax-exempt income.

At both June 30, 2025 and December 31, 2024, First Financial had no unrecognized tax benefits. As defined by FASB ASC Topic 740-10, Income Taxes, an unrecognized tax benefit is a position that if recognized would favorably impact the effective income tax rate in future periods. First Financial recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. At June 30, 2025 and December 31, 2024, the Company had no interest or penalties recorded.

On July 4, 2025, President Trump signed into law the legislation formally titled “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14,” which is commonly referred to as the One Big Beautiful Bill (“the Act”). First Financial is currently evaluating the income tax implications of the Act on the Company’s Consolidated Financial Statements, but it is not expected to materially impact the Company's results of operations.

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

Table of Content
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

First Financial made no cash contributions to the pension plan during the six months ended June 30, 2025 or the year ended December 31, 2024. Since the plan is fully funded, First Financial does not expect to make any contributions to the plan in 2025.

As a result of the plan’s actuarial projections, First Financial recorded expense in the Company's Consolidated Statements of Income, as set forth in the following table.

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2025	2024	2025	2024
Service cost	$2,775	$2,425	$5,550	$4,850
Interest cost	1,425	1,300	2,850	2,600
Expected return on assets	(2,550)	(2,625)	(5,100)	(5,250)
Net actuarial loss	625	375	1,250	750
Net periodic benefit cost (income)	$2,275	$1,475	$4,550	$2,950
NOTE 14:  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss).  The following table summarizes the changes within each classification of AOCI:

	Three months ended June 30, 2025
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Unrealized gain (loss) on debt securities	$7,583	$2	$7,581	$(1,670)	$5,911	$(222,644)	$5,911	$(216,733)
Unrealized gain (loss) on derivatives	371	(199)	570	(132)	438	380	438	818
Retirement obligation	0	(625)	625	(145)	480	(30,000)	480	(29,520)
Foreign currency translation	675	0	675	0	675	(1,624)	675	(949)
Total	$8,629	$(822)	$9,451	$(1,947)	$7,504	$(253,888)	$7,504	$(246,384)

	Three months ended June 30, 2024
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Unrealized gain (loss) on debt securities	$(2,562)	$0	$(2,562)	$563	$(1,999)	$(289,144)	$(1,999)	$(291,143)
Unrealized gain (loss) on derivatives	(795)	(199)	(596)	138	(458)	(336)	(458)	(794)
Retirement obligation	0	(375)	375	(86)	289	(30,829)	289	(30,540)
Foreign currency translation	(132)	0	(132)	0	(132)	(800)	(132)	(932)
Total	$(3,489)	$(574)	$(2,915)	$615	$(2,300)	$(321,109)	$(2,300)	$(323,409)

Table of Content

	Six months ended June 30, 2025
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Unrealized gain (loss) on debt securities	$41,108	$(9,911)	$51,019	$(11,238)	$39,781	$(256,514)	$39,781	$(216,733)
Unrealized gain (loss) on derivatives	2,196	(398)	2,594	(600)	1,994	(1,176)	1,994	818
Retirement obligation	0	(1,250)	1,250	(290)	960	(30,480)	960	(29,520)
Foreign currency translation	680	0	680	0	680	(1,629)	680	(949)
Total	$43,984	$(11,559)	$55,543	$(12,128)	$43,415	$(289,799)	$43,415	$(246,384)

	Six months ended June 30, 2024
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Unrealized gain (loss) on debt securities	$(19,297)	$(7,518)	$(11,779)	$2,594	$(9,185)	$(281,958)	$(9,185)	$(291,143)
Unrealized gain (loss) on derivatives	(6,316)	(398)	(5,918)	1,369	(4,549)	3,755	(4,549)	(794)
Retirement obligation	0	(750)	750	(173)	577	(31,117)	577	(30,540)
Foreign currency translation	(433)	0	(433)	0	(433)	(499)	(433)	(932)
Total	$(26,046)	$(8,666)	$(17,380)	$3,790	$(13,590)	$(309,819)	$(13,590)	$(323,409)

The following table presents the activity reclassified from accumulated other comprehensive income into income during the three and six month periods ended June 30, 2025 and 2024, respectively:

	Amount reclassified from accumulated other comprehensive income (loss)		Amount reclassified from accumulated other comprehensive income (loss)
	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2025	2024	2025	2024	Affected Line Item in the Consolidated Statements of Income
Gains and losses on cash flow hedges
Interest rate contracts	$(199)	$(199)	$(398)	$(398)	Interest income - Loans and leases, including fees
Realized gain (loss) on securities available-for-sale	2	0	(9,911)	(7,518)	Net gain (loss) on investments securities
Defined benefit pension plan
Amortization of prior service cost (1)	0	0	0	0	Other noninterest expense
Recognized net actuarial loss (1)	(625)	(375)	(1,250)	(750)	Other noninterest expense
Defined benefit pension plan total	(625)	(375)	(1,250)	(750)
Total reclassifications for the period, before tax	$(822)	$(574)	$(11,559)	$(8,666)
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

Service charges on deposit accounts. The Company earns revenues from its deposit customers for transaction-based fees, account maintenance fees and overdraft fees. Transaction-based fees, which include services such as ATM use fees, stop

Table of Content
payment charges, statement rendering and ACH fees, are recognized at the time the transaction is executed, which is the point in time the Company fulfills the customer's request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Similarly, overdraft fees are recognized at the point in time that the overdraft occurs, which corresponds with the Company's performance obligation. Service charges on deposit accounts are withdrawn from the customer's deposit account.

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

The Company also provides advisory services on mergers and acquisitions. Revenue for advisory arrangements is generally recognized at the point in time that performance under the arrangement is completed (the closing date of the transaction) or the contract is cancelled. However, for certain contracts, revenue is recognized over time for advisory arrangements in which the performance obligations are simultaneously provided by the Company and consumed by the customer. In some circumstances, significant judgment is needed to determine the timing and measure of progress appropriate for revenue recognition under a specific contract. Retainers and other fees received from customers prior to recognizing revenue are reflected as contract liabilities.

Bankcard income. The Company earns interchange fees from cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized concurrent with the transaction processing services provided to the cardholder. Interchange income is presented on the Consolidated Statements of Income net of expenses. Gross interchange income for the second quarter of 2025 was $7.7 million, partially offset by $3.9 million of expenses within Noninterest income. Gross interchange income for the same period in 2024 was $7.8 million, partially offset by $3.9 million of expenses within Noninterest income. Gross interchange income for the first six months of 2025 was $14.8 million, partially offset by $7.8 million of expenses within Noninterest income. Gross interchange income for the same period in 2024 was $15.0 million, partially offset by $7.9 million of expenses within Noninterest income.

Foreign exchange income. Foreign exchange income includes both spot and forward income in First Financial's Consolidated Statements of Income. Forward income is excluded from the scope of ASU 2019-04; however, spot income is within the scope of the guidance. A foreign exchange spot trade is a trade made for immediate exchange and delivery of the currency, thus satisfying the performance obligation. Income from foreign exchange spot trades was $2.6 million and $2.5 million for the second quarters of 2025 and 2024, respectively. Income from foreign exchange spot trades was $5.4 million and $5.5 million for the first six months of 2025 and 2024, respectively.

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

Table of Content

NOTE 16:  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2025	2024	2025	2024
Numerator
Net income available to common shareholders	$69,996	$60,805	$121,289	$111,494

Denominator
Weighted average shares outstanding for basic earnings per common share	94,860,428	94,438,235	94,753,700	94,328,151
Effect of dilutive securities
Employee stock awards	881,268	1,031,858	879,879	998,894
Adjusted weighted average shares for diluted earnings per common share	95,741,696	95,470,093	95,633,579	95,327,045

Earnings per share available to common shareholders
Basic	$0.74	$0.64	$1.28	$1.18
Diluted	$0.73	$0.64	$1.27	$1.17

Stock options and warrants with exercise prices greater than the average market price of the common shares were not included in the computation of net income per diluted share, as they would have been antidilutive.  First Financial has no options or warrants outstanding at June 30, 2025 and June 30, 2024.

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

Table of Content
The estimated fair values of First Financial’s financial instruments not measured at fair value on a recurring or nonrecurring basis in the consolidated financial statements were as follows:

	Carrying	Estimated fair value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
June 30, 2025
Financial assets
Cash and interest-bearing deposits with other banks	$780,360	$780,360	$780,360	$0	$0
Investment securities held-to-maturity	72,994	66,244	0	66,244	0
Other investments (1)	11,776	11,776	1,736	40	10,000
Loans and leases	11,627,674	11,448,914	0	0	11,448,914
Accrued interest receivable	67,110	67,110	0	15,002	52,108

Financial liabilities
Deposits	14,369,993	14,359,704	0	14,359,704	0
Short-term borrowings	684,699	684,699	684,699	0	0
Long-term debt	344,955	351,273	0	351,273	0
Accrued interest payable	36,403	36,403	5,207	31,196	0

	Carrying	Estimated fair value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
December 31, 2024
Financial assets
Cash and interest-bearing deposits with other banks	$904,486	$904,486	$904,486	$0	$0
Investment securities held-to-maturity	76,960	68,989	0	68,989	0
Other investments (1)	11,570	11,570	1,530	40	10,000
Loans and leases	11,604,987	11,417,941	0	0	11,417,941
Accrued interest receivable	67,420	67,420	0	14,263	53,157

Financial liabilities
Deposits	14,329,138	14,322,815	0	14,322,815	0
Short-term borrowings	755,452	755,452	755,452	0	0
Long-term debt	347,509	346,613	0	346,613	0
Accrued interest payable	43,411	43,411	4,663	38,748	0
(1) FHLB stock and FRB stock of $110.5 million and $103.0 million as of June 30, 2025 and December 31, 2024, respectively, are excluded from the numbers above.

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

Collateral dependent loans. Collateral dependent loans are defined as loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrowers are experiencing financial difficulty. Collateral dependent loans are carried at fair value when the value of the operation or collateral less any costs to sell is not sufficient to cover the remaining balance. In these instances, the loans will either be partially charged-off or receive specific allocations of the allowance for credit losses. For collateral dependent loans, fair value is generally based on real estate appraisals, a calculation of enterprise value or a valuation of business assets including equipment, inventory and accounts receivable. These loans had a principal amount of $27.8 million and $3.9 million at June 30, 2025 and December 31, 2024, respectively, with a valuation allowance of $4.9 million and $2.1 million at June 30, 2025 and December 31, 2024, respectively.

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

Mortgage servicing rights. Mortgage servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount. If the carrying amount of the servicing asset exceeds fair value, impairment is recorded so that the servicing asset is carried at fair value. Fair value is determined based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model utilized a discount rate of 11.53% at June 30, 2025 and 11.52% at December 31, 2024, respectively, weighted average prepayment speeds of 6.15% at June 30, 2025 and 5.96% at

Table of Content
December 31, 2024, respectively, and other economic factors that market participants would use in estimating future net servicing income and that can be validated against available market data.

The financial assets and liabilities measured at fair value on a recurring basis in the consolidated financial statements were as follows:

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/liabilities at fair value
June 30, 2025
Assets
Investment securities available-for-sale	$94	$3,343,899	$42,569	$3,386,562
Loans held for sale	0	26,504	0	26,504
Interest rate derivative contracts	0	76,552	0	76,552
Foreign exchange derivative contracts	0	225,886	0	225,886
Interest rate collars and floors	0	2,006	0	2,006
Commodities contracts	0	142	0	142
Total	$94	$3,674,989	$42,569	$3,717,652

Liabilities
Interest rate derivative contracts	$0	$76,851	$0	$76,851
Foreign exchange derivative contracts	0	225,886	0	225,886
Commodities contracts	0	142	0	142
Total	$0	$302,879	$0	$302,879

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/liabilities at fair value
December 31, 2024
Assets
Investment securities available-for-sale	$91	$3,139,503	$44,182	$3,183,776
Loans held for sale	0	13,181	0	13,181
Interest rate derivative contracts	0	102,152	0	102,152
Foreign exchange derivative contracts	0	294,418	0	294,418
Interest rate collars and floors	0	387	0	387
Commodities contracts	0	158	0	158
Total	$91	$3,549,799	$44,182	$3,594,072

Liabilities
Interest rate derivative contracts	$0	$102,265	$0	$102,265
Foreign exchange derivative contracts	0	294,418	0	294,418
Interest rate collars and floors	0	619	0	619
Commodities contracts	0	158	0	158
Total	$0	$397,460	$0	$397,460

Table of Content
The following table presents a reconciliation for certain AFS securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2025	2024	2025	2024
Beginning balance	$43,338	$32,129	$44,182	$32,945
Accretion (amortization)	(18)	(18)	(40)	(26)
Increase (decrease) in fair value	(29)	20	(21)	22
Settlements	(722)	(703)	(1,552)	(1,513)
Transfers into level 3	0	0	0	0
Ending balance	$42,569	$31,428	$42,569	$31,428

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis.  Adjustments to the fair value of these assets usually result from the application of fair value accounting or write-downs of individual assets.  The following table summarizes financial assets and liabilities measured at fair value on a nonrecurring basis.

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3
June 30, 2025
Assets
Collateral dependent loans
Commercial & industrial	$0	$0	$16,515
Construction real estate	0	0	1,122
Commercial real estate	0	0	2,319
Lease financing	0	0	2,893
OREO	0	0	55

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3
December 31, 2024
Assets
Collateral dependent loans
Commercial & industrial	$0	$0	$793
Lease financing	0	0	1,012

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

The aggregate fair value of the Company’s residential mortgage loans held for sale as of June 30, 2025 and December 31, 2024 was $26.5 million and $13.2 million, respectively. The aggregate unpaid principal balance of the Company’s residential mortgage loans held for sale as of June 30, 2025 and December 31, 2024 was $25.1 million and $12.4 million, respectively. The resulting difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected was $1.4 million and $0.8 million as of June 30, 2025 and December 31, 2024, respectively.

Table of Content
Changes in the estimated fair value of residential mortgage loans held for sale are reported as a component of Net gain from sales of loans in the Company’s Consolidated Statements of Income. The change in fair value of the Company’s residential mortgage loans held for sale resulted in a gain of $0.1 million for the quarter ended June 30, 2025 and an immaterial gain for the same period in 2024. The change in fair value of the Company’s residential mortgage loans held for sale resulted in gains of $0.6 million and $0.5 million for the six months ended June 30, 2025 and June 30, 2024, respectively.

NOTE 18:  BUSINESS COMBINATIONS

Pending acquisition
On June 23, 2025, First Financial Bancorp entered into a Stock Purchase Agreement with Ohio Farmers Insurance Company, an Ohio insurance company, to acquire Westfield Bancorp, Inc., an Ohio corporation. Upon completion of the transaction, Westfield Bank, FSB, a federal savings bank, and a wholly owned subsidiary of Westfield Bancorp, will merge into First Financial Bank. As of June 30, 2025, Westfield Bancorp operated seven full-service banking offices and had, on an unaudited basis, approximately $2.1 billion of total assets, $1.6 billion of total loans and $1.8 billion of total deposits.

Pursuant to the Purchase Agreement, First Financial agreed to acquire all of the issued and outstanding equity securities of Westfield Bancorp in exchange for a cash payment of $260.0 million and 2,753,094 shares of First Financial common stock, equal to $65.0 million as of the date the deal was priced, for a total purchase price of $325.0 million.

The closing of the acquisition is subject to customary conditions, including, among others, receipt of required regulatory approvals; the absence of any governmental order that restrains, prevents or materially alters the transactions contemplated by the Purchase Agreement; the accuracy of the parties’ representations and warranties contained in the Purchase Agreement (subject to certain qualifications); and the parties’ material compliance with the covenants and agreements in the Purchase Agreement. No First Financial shareholder approval is required, and approval of Westfield Bancorp’s sole shareholder, Ohio Farmers, has been received. First Financial expects the acquisition to close in the fourth quarter of 2025.

This pending acquisition supplements First Financial’s existing commercial banking and wealth management presence in Northeast Ohio by adding all of Westfield’s retail banking locations and its commercial, insurance agency, and private banking services.

Closed acquisition
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

The Agile transaction was accounted for using the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date in accordance with FASB ASC Topic 805, Business Combinations. The fair value measurements of assets acquired and liabilities assumed were $97.8 million and $2.7 million, respectively. Acquisition accounting adjustments are considered final at June 30, 2025. Goodwill arising from the Agile acquisition was $1.8 million and reflects the additional revenue growth expected with the Company's expansion into the insurance premium financing business. First Financial incurred no expenses related to the Agile acquisition in the second quarter of 2025 and $0.1 million for the six months ended June 30, 2025. For second quarter of 2024 and the six months ended June 30, 2024, the Company incurred $0.1 million and $0.2 million, respectively.

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

Loans, investments, and deposits provide the revenues in the banking operation, while interest expense, provision for credit losses and salaries and benefits provide the significant expenses. The CODM is regularly provided with consolidated income and expenses, as presented on the Consolidated Statements of Income, in addition to consolidated assets presented on the Consolidated Balance Sheets. Additionally, consolidated internal financial information is used by the CODM to monitor credit quality and credit loss expense.

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

EXECUTIVE SUMMARY

First Financial Bancorp. is an $18.6 billion financial holding company headquartered in Cincinnati, Ohio. The Company primarily operates through First Financial Bank, an Ohio-chartered commercial bank with 128 full service banking centers at June 30, 2025. First Financial provides banking and financial services products to business and retail clients through its six lines of business: Commercial, Retail Banking, Mortgage Banking, Wealth Management, Investment Commercial Real Estate and Commercial Finance. The Commercial Finance business lends to targeted industry verticals and has a national geographic footprint. Wealth Management, operating under the brand of Yellow Cardinal Advisory Group, had $3.8 billion in assets under management as of June 30, 2025, and provides the following services: financial planning, investment management, trust administration, estate settlement, business succession planning services, brokerage services and retirement planning.

Additional information about First Financial, including its products, services and banking locations, is available on the
Company's website at www.bankatfirst.com.

The major components of First Financial’s operating results for the three and six month periods ended June 30, 2025 are discussed in greater detail in the sections that follow.

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

BUSINESS COMBINATIONS

In June 2025, the Company entered into a stock purchase agreement with Ohio Farmers Insurance Company to acquire all of the equity shares of Westfield Bancorp, Inc, the sole owner of Westfield Bank, FSB. The transaction is valued at $325.0 million, which will be paid 80% in cash, or $260.0 million, and 20% in First Financial stock, or approximately 2.75 million shares, or $65.0 million. Headquartered in Westfield Center, Ohio, Westfield operated seven banking offices in northeast Ohio and had $2.1 billion of assets as of June 30, 2025.

Table of Content
The closing of the acquisition is subject to customary conditions, including, among others, receipt of required regulatory approvals; the absence of any governmental order that restrains, prevents or materially alters the transactions contemplated by the Purchase Agreement; the accuracy of the parties’ representations and warranties contained in the Purchase Agreement (subject to certain qualifications); and the parties’ material compliance with the covenants and agreements in the Purchase Agreement. No First Financial shareholder approval is required, and approval of Westfield Bancorp’s sole shareholder, Ohio Farmers, has been received. First Financial expects the acquisition to close in the fourth quarter of 2025.

In February 2024, First Financial completed its acquisition of Agile Premium Finance for $96.9 million in an all cash transaction. Headquartered in Lincolnshire, IL, Agile originates commercial loans for the payment of annual property and casualty insurance for businesses. Agile is among industry leaders in the premium finance lending space and is active in all 50 states. Agile loans are secured by the unearned premium of the insurance policies and have an average original term of approximately ten months. Upon completion of the transaction, Agile became a division of the Bank and continues to operate as Agile Premium Finance, taking advantage of its existing brand recognition within the insurance premium financing industry.

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

	Three months ended		Six months ended
(Dollars in thousands)	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Net interest income	$158,269	$149,296	$307,565	$302,051
Tax equivalent adjustment	1,246	1,213	2,459	2,953
Net interest income - tax equivalent	$159,515	$150,509	$310,024	$305,004

Average earning assets	$15,814,576	$15,752,132	$15,783,527	$14,964,661

Net interest margin (1)	4.01%	3.84%	3.93%	4.06%
Net interest margin (FTE) (1)	4.05%	3.88%	3.96%	4.10%
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

The following table reconciles non-GAAP capital ratios to GAAP:

Table of Content

	Three months ended		Six months ended
(Dollars in thousands)	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Net income (a)	$69,996	$51,293	$121,289	$111,494

Average total shareholders' equity	2,515,747	2,457,785	2,486,926	2,273,301
Less:
Average goodwill	(1,007,656)	(1,007,656)	(1,007,656)	(1,007,067)
Average other intangibles	(76,076)	(78,220)	(77,142)	(84,343)
Average tangible equity (b)	1,432,015	1,371,909	1,402,128	1,181,891

Total shareholders' equity	2,558,155	2,501,235	2,558,155	2,326,439
Less:
Goodwill	(1,007,656)	(1,007,656)	(1,007,656)	(1,007,656)
Other intangibles	(75,458)	(77,002)	(75,458)	(83,528)
Ending tangible equity (c)	1,475,041	1,416,577	1,475,041	1,235,255

Total assets	18,634,255	18,455,067	18,634,255	18,166,180
Less:
Goodwill	(1,007,656)	(1,007,656)	(1,007,656)	(1,007,656)
Other intangibles	(75,458)	(77,002)	(75,458)	(83,528)
Ending tangible assets (d)	17,551,141	17,370,409	17,551,141	17,074,996

Risk-weighted assets (e)	14,129,683	14,027,274	14,129,683	13,803,249

Total average assets	18,419,437	18,368,604	18,394,161	17,517,236
Less:
Average goodwill	(1,007,656)	(1,007,656)	(1,007,656)	(1,007,067)
Average other intangibles	(76,076)	(78,220)	(77,142)	(84,343)
Average tangible assets (f)	17,335,705	17,282,728	17,309,363	16,425,826

Ending common shares outstanding (g)	95,760,617	95,730,353	95,760,617	95,486,010

Ratios
Return on average tangible shareholders' equity (a)/(b)	19.61%	15.16%	17.44%	18.97%
Ending tangible shareholders' equity as a percent of:
Ending tangible assets (c)/(d)	8.40%	8.16%	8.40%	7.23%
Risk-weighted assets (c)/(e)	10.44%	10.10%	10.44%	8.95%
Average tangible shareholders' equity to average tangible assets (b)/(f)	8.26%	7.94%	8.10%	7.20%
Tangible book value per share (c)/(g)	$15.40	$14.80	$15.40	$12.94

OVERVIEW OF OPERATIONS

Linked quarter comparison: Second quarter 2025 net income was $70.0 million and earnings per diluted common share were $0.73. This compares with first quarter 2025 net income of $51.3 million and earnings per diluted common share of $0.54.

Table of Content
Return on average assets was 1.52% for the second quarter of 2025 compared to 1.13% for the first quarter of 2025. Return on average shareholders’ equity was 11.16% for the second quarter of 2025 compared to 8.46% for the first quarter of 2025.

Year-to-date comparison: For the six months ended June 30, 2025, net income was $121.3 million and earnings per diluted common share were $1.27. This compares with net income of $111.5 million and earnings per diluted common share of $1.17 for the first six months of 2024. Return on average assets for the six months ended June 30, 2025 was 1.33% compared to 1.28% for the same period in 2024, and return on average shareholders' equity was 9.83% and 9.86% for the first six months of 2025 and 2024, respectively.

(Dollars in thousands)	June 30, 2025	December 31, 2024
Balance Sheet - End of Period
Total assets	$18,634,255	$18,570,261
Loans and leases	11,786,196	11,761,778
Investment securities	3,581,878	3,375,334
Deposits	14,369,993	14,329,138
Shareholders' equity	2,558,155	2,438,041

	Three months ended		Six months ended
(Dollars in thousands, except per share data)	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Earnings
Net interest income	$158,269	$149,296	$307,565	$302,051
Net income	69,996	51,293	121,289	111,494

Per Share
Net income per common share-basic	$0.74	$0.54	$1.28	$1.18
Net income per common share-diluted	0.73	0.54	1.27	1.17
Cash dividends declared per common share	0.24	0.24	0.48	0.46
Book value per common share (end of period)	26.71	26.13	26.71	24.36
Tangible book value per common share (end of period) (1)	15.40	14.80	15.40	12.94
Market price (end of period)	24.26	24.98	24.26	22.22

Ratios
Return on average assets	1.52%	1.13%	1.33%	1.28%
Return on average shareholders' equity	11.16%	8.46%	9.83%	9.86%
Return on average tangible shareholders' equity (1)	19.61%	15.16%	17.44%	18.97%
Net interest margin	4.01%	3.84%	3.93%	4.06%
Net interest margin (FTE) (1)	4.05%	3.88%	3.96%	4.10%
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

	Three months ended		Six months ended
(Dollars in thousands)	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Interest income
Loans and leases, including fees	$201,460	$197,163	$398,623	$413,600
Investment securities
Taxable	36,243	34,401	70,644	58,591
Tax-exempt	2,233	2,204	4,437	5,796
Total interest on investment securities	38,476	36,605	75,081	64,387
Other earning assets	5,964	6,651	12,615	15,418
Total interest income	245,900	240,419	486,319	493,405
Interest expense
Deposits	75,484	78,641	154,125	159,097
Short-term borrowings	6,393	7,545	13,938	22,338
Long-term borrowings	5,754	4,937	10,691	9,919
Total interest expense	87,631	91,123	178,754	191,354
Net interest income	$158,269	$149,296	$307,565	$302,051

Linked quarter comparison: Net interest income for the second quarter of 2025 was $158.3 million, which is an increase of $9.0 million, or 6.0%, from the first quarter of 2025. Net interest margin on a fully tax equivalent basis was 4.05% in the second quarter of 2025 compared to 3.88% for the first quarter of 2025. The net interest margin during the second quarter increased 17 basis points from the linked quarter as asset yields increased 5 bps and funding costs decreased 12 bps.

Interest income of $245.9 million increased $5.5 million, or 2.3%, in the second quarter of 2025 when compared to the first quarter of 2025. This was primarily due to the 5 bp increase in earning asset yields to 6.24%. Earning assets were $15.8 billion for the second quarter of 2025, an increase of $62.4 million, or 0.4%, compared to the first quarter of 2025. The change in earning assets included a modest increase in both average loan and average securities balances during the period.

Interest expense of $87.6 million decreased $3.5 million, or 3.8%, in the second quarter of 2025 when compared to the first quarter of 2025, primarily due to lower interest rates. The Company's total cost of interest bearing deposits decreased 16 bps to 2.70% in the second quarter of 2025, and average deposit balances increased $114.1 million, or 0.8%, to $14.4 billion. The increase in average deposits was primarily driven by a seasonal increase in public funds. Average borrowed funds decreased $90.8 million, or 9.1%, from the linked quarter.

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

The notional value of the Company's cash flow hedges was $1.0 billion as of both June 30, 2025 and December 31, 2024, with the $2.0 million and $4.9 million changes in the fair value recorded in AOCI in the Consolidated Balance Sheets, respectively. As of June 30, 2025 and December 31, 2024, the maximum length of time over which the Company was hedging its exposure to the variability in future cash flows was 42 months and 48 months, respectively.

Year-to-date comparison: Net interest income of $307.6 million for the first six months of 2025 increased $5.5 million, or 1.8%, compared to the same period of 2024. Net interest margin on a fully tax equivalent basis was 3.96% for the six months

Table of Content
ended June 30, 2025, which is a decrease of 14 bps when compared to the same period in 2024. Earning asset yields declined 44 bps, which outpaced the 40 bp decline in the cost of interest bearing liabilities.

Interest income of $486.3 million for the six months ended June 30, 2025 declined $7.1 million, or 1.4%, compared to $493.4 million for the same period of the prior year as lower interest rates offset the increase in earning asset balances. Average earning assets of $15.8 billion for the first six months of 2025 increased $818.9 million, or 5.5%, when compared to the same period of 2024, driven primarily by a $505.4 million, or 4.5%, increase in average loan balances and a $310.8 million, or 9.9%, increase in average investment securities. While average loan yields for the six months of 2025 declined by 57 bps compared to the same period in the prior year, the average yield on investments increased by 25 bps as a result of rebalancing a portion of the investment portfolio.

Interest expense for the six months ended June 30, 2025 was $178.8 million compared to $191.4 million for the same period in the prior year. This decrease was primarily driven by a 34 bp decline in the cost of interest-bearing deposits, which was partially offset by an $883.1 million, or 8.6%, increase in average interest bearing deposits. Additionally, the cost of borrowed funds declined 43 bps from the same period in the prior year and average borrowings decreased $199.4 million, or 17.3%.

Table of Content
CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Quarterly Averages						Year-to-Date Averages
	June 30, 2025			March 31, 2025			June 30, 2025			June 30, 2024
(Dollars in thousands)	Balance	Interest	Yield	Balance	Interest	Yield	Balance	Interest	Yield	Balance	Interest	Yield
Earning assets
Investments
Investment securities	$3,478,921	$38,476	4.44%	$3,411,593	$36,605	4.35%	$3,445,443	$75,081	4.39%	$3,134,603	$64,387	4.14%
Interest-bearing deposits with other banks	542,815	5,964	4.41%	615,812	6,651	4.38%	579,112	12,615	4.39%	576,501	15,418	5.39%
Gross loans and leases (1)	11,792,840	201,460	6.85%	11,724,727	197,163	6.82%	11,758,972	398,623	6.84%	11,253,557	413,600	7.41%
Total earning assets	15,814,576	245,900	6.24%	15,752,132	240,419	6.19%	15,783,527	486,319	6.21%	14,964,661	493,405	6.65%

Nonearning assets
Allowance for credit losses	(158,170)			(158,206)			(158,188)			(145,808)
Cash and due from banks	174,375			164,734			169,581			189,277
Accrued interest and other assets	2,588,656			2,609,944			2,599,241			2,509,106
Total assets	$18,419,437			$18,368,604			$18,394,161			$17,517,236

Interest-bearing liabilities
Deposits
Interest-bearing demand	$3,066,986	$14,139	1.85%	$3,090,526	$15,188	1.99%	$3,078,691	$29,327	1.92%	$2,892,010	$29,815	2.08%
Savings	5,005,526	29,942	2.40%	4,918,004	30,355	2.50%	4,962,007	60,297	2.45%	4,508,713	62,628	2.80%
Time	3,139,182	31,403	4.01%	3,141,103	33,098	4.27%	3,140,137	64,501	4.14%	2,897,019	66,654	4.64%
Total interest-bearing deposits	11,211,694	75,484	2.70%	11,149,633	78,641	2.86%	11,180,835	154,125	2.78%	10,297,742	159,097	3.12%
Borrowed funds
Short-term borrowings	563,204	6,393	4.55%	655,100	7,545	4.67%	608,898	13,938	4.62%	814,146	22,338	5.53%
Long-term debt	347,369	5,754	6.64%	346,237	4,937	5.78%	346,806	10,691	6.22%	340,984	9,919	5.87%
Total borrowed funds	910,573	12,147	5.35%	1,001,337	12,482	5.06%	955,704	24,629	5.20%	1,155,130	32,257	5.63%
Total interest-bearing liabilities	12,122,267	87,631	2.90%	12,150,970	91,123	3.04%	12,136,539	178,754	2.97%	11,452,872	191,354	3.37%

Noninterest-bearing liabilities
Noninterest-bearing demand deposits	3,143,081			3,091,037			3,117,203			3,156,974
Other liabilities	638,342			668,812			653,493			634,089
Shareholders' equity	2,515,747			2,457,785			2,486,926			2,273,301
Total liabilities and shareholders' equity	$18,419,437			$18,368,604			$18,394,161			$17,517,236

Net interest income	$158,269			$149,296			$307,565			$302,051

Net interest spread			3.34%			3.15%			3.24%			3.28%
Contribution of noninterest-bearing sources of funds			0.67%			0.69%			0.69%			0.78%
Net interest margin (2)			4.01%			3.84%			3.93%			4.06%

Tax equivalent adjustment			0.04%			0.04%			0.03%			0.04%
Net interest margin (fully tax equivalent) (2)			4.05%			3.88%			3.96%			4.10%
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

Table of Content
RATE/VOLUME ANALYSIS

The impact on net interest income from changes in interest rates and volume of interest-earning assets and interest-bearing liabilities is illustrated in the table below:

	Changes for the three months ended June 30, 2025			Changes for the six months ended June 30, 2025
	Linked quarter income variance			Year-to-Date income variance
(Dollars in thousands)	Rate	Volume	Total	Rate	Volume	Total
Earning assets
Investment securities	$712	$1,159	$1,871	$3,920	$6,774	$10,694
Interest-bearing deposits with other banks	41	(728)	(687)	(2,860)	57	(2,803)
Gross loans and leases (1)	932	3,365	4,297	(32,110)	17,133	(14,977)
Total earning assets	1,685	3,796	5,481	(31,050)	23,964	(7,086)
Interest-bearing liabilities
Total interest-bearing deposits	$(4,400)	$1,243	(3,157)	(17,145)	12,173	(4,972)
Borrowed funds
Short-term borrowings	(191)	(961)	(1,152)	(3,702)	(4,698)	(8,400)
Long-term debt	735	82	817	593	179	772
Total borrowed funds	544	(879)	(335)	(3,109)	(4,519)	(7,628)
Total interest-bearing liabilities	(3,856)	364	(3,492)	(20,254)	7,654	(12,600)
Net interest income	$5,541	$3,432	$8,973	$(10,796)	$16,310	$5,514
(1) Loans held for sale and nonaccrual loans are included in gross loans.

NONINTEREST INCOME

	Three months ended		Six months ended
(Dollars in thousands)	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Noninterest income
Service charges on deposit accounts	$7,766	$7,463	$15,229	$14,100
Wealth management fees	7,787	8,137	15,924	13,848
Bankcard income	3,737	3,310	7,047	7,042
Client derivative fees	1,674	1,571	3,245	2,013
Foreign exchange income	13,760	12,544	26,304	27,222
Leasing business income	20,797	18,703	39,500	31,417
Net gain from sales of loans	6,687	4,322	11,009	8,263
Net gain (loss) on investment securities	243	(9,949)	(9,706)	(5,251)
Other	5,612	4,982	10,594	9,359
Total noninterest income	$68,063	$51,083	$119,146	$108,013

Linked quarter comparison: Second quarter 2025 noninterest income was $68.1 million, increasing $17.0 million, or 33.2%, compared to $51.1 million for the first quarter of 2025. The increase from the linked quarter was primarily driven by gain on investment securities, gains from sale of loans, and higher foreign exchange and leasing business income. Gains on investment securities increased $10.2 million in the second quarter as a result of the Bank rebalancing a portion of its investment portfolio during the first quarter and selling $164.5 million of securities while realizing a $9.9 million loss on those sales. Gains from sales of loans increased $2.4 million, or 54.7%, due to an increase in mortgage volume compared to the prior period. Foreign exchange income increased $1.2 million, or 9.7%, as product demand increased during the period, while leasing business income increased $2.1 million, or 11.2%, as a result of higher income earned on sold leases.

Year-to-date comparison: Noninterest income of $119.1 million for the first six months of 2025 increased $11.1 million, or 10.3%, from $108.0 million in the comparable period of 2024. The increase was primarily attributed to higher leasing business income, net gains from sales of loans, service charges on deposit accounts and wealth management fees. These increases were partially offset by higher losses on investment securities in 2025. Leasing business income increased $8.1 million, or 25.7%, due to continued growth in operating lease balances and an increase in income from lease sales. Net gains from sales of loans increased $2.7 million, or 33.2%, primarily due to higher mortgage demands, while wealth management fee income increased $2.1 million, or 15.0%, due to higher business succession and consulting fee income. Service charges on deposit accounts increased $1.1 million, or 8.0%, due to an increase in overdraft and account analysis fees. Losses on investment securities

Table of Content
increased $4.5 million compared to the the same period in the prior year due to the Bank rebalancing a portion of its investment portfolio and selling $164.5 million of securities while recognizing $9.9 million of loss in the first quarter of 2025.

NONINTEREST EXPENSE

	Three months ended		Six months ended
(Dollars in thousands)	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Noninterest expenses
Salaries and employee benefits	$74,917	$75,238	$150,155	$149,262
Net occupancy	5,845	6,019	11,864	11,716
Furniture and equipment	3,441	3,813	7,254	7,334
Data processing	9,020	8,759	17,779	17,182
Marketing	2,737	2,018	4,755	4,567
Communication	681	812	1,493	1,611
Professional services	3,549	2,739	6,288	5,153
Amortization of tax credit investments	111	112	223	62
State intangible tax	1,517	877	2,394	1,752
FDIC assessments	2,611	3,059	5,670	5,437
Intangible amortization	2,358	2,359	4,717	4,697
Leasing business expense	13,155	12,802	25,957	19,882
Other	8,729	9,469	18,198	17,274
Total noninterest expenses	$128,671	$128,076	$256,747	$245,929

Linked quarter comparison: Second quarter 2025 noninterest expense was $128.7 million, which was an increase of $0.6 million, or 0.5%, from $128.1 million in the first quarter of 2025. This increase was primarily driven by higher professional services and marketing expenses, which were partially offset by lower other noninterest expenses. Professional services increased $0.8 million, or 29.6%, during the second quarter of 2025 due to expenses related to the Company's efficiency efforts and costs related to the pending Westfield acquisition. Marketing expenses increased $0.7 million, or 35.6%, due to increased media placement expenses. Partially offsetting these decreases, other noninterest expenses decreased $0.7 million, or 7.8%, from the linked quarter due to gains on the sale of previously closed banking centers and lower meals and entertainment expenses.
Year-to-date comparison: Noninterest expenses were $256.7 million for the first six months of 2025, which was an increase of $10.8 million, or 4.4%, compared to the same period in 2024. This increase was primarily due to higher leasing business expenses, professional services, other noninterest expenses and salaries and benefits. Leasing business expenses increased $6.1 million, or 30.6%, as a result of the growth in the operating lease portfolio, while professional services increased $1.1 million, or 22.0%, due to expenses related to the Company's efficiency efforts and costs related to the pending Westfield acquisition. Other noninterest expenses increased $0.9 million, or 5.3%, due to an increase in meals and entertainment expenses as well as retail collection expenses. Salaries and benefits increased $0.9 million, or 0.6%, due to higher incentive compensation which is tied to fee income.
INCOME TAXES

Linked quarter comparison: In the second quarter of 2025, First Financial recorded income tax expense of $17.9 million on pre-tax income of $87.9 million, resulting in an effective tax rate of 20.3%. This compared to income tax expense of $12.3 million on pre-tax income of $63.6 million and an effective tax rate of 19.4% for the first quarter 2025. The higher effective tax rate in the second quarter was primarily driven by higher taxable income and deductions for restricted stock awards issued in the first quarter.

Year-to-date comparison: For the first six months of 2025, income tax expense was $30.2 million on pre-tax income of $151.5 million, resulting in an effective tax rate of 19.9%. This compared to income tax expense of $25.0 million on pre-tax income of $136.5 million and an effective tax rate of 18.3% for the comparable period in 2024. The higher effective tax rate in 2025 compared to 2024 is primarily driven by higher taxable income, fewer tax credit investments recognized and lower

Table of Content
federally tax-exempt income.

The Company's effective tax rate may fluctuate from period to period due to changes in tax jurisdictions, forecasted income, tax-enhanced assets and tax credit investments.

INVESTMENTS

First Financial's investment portfolio totaled $3.6 billion at June 30, 2025 and $3.4 billion at December 31, 2024, or 19.2% and 18.2% of total assets, respectively.  AFS securities totaled $3.4 billion at June 30, 2025 and $3.2 billion at December 31, 2024, while HTM securities totaled $73.0 million at June 30, 2025 and $77.0 million at December 31, 2024. The effective duration of the investment portfolio was 4.3 years at June 30, 2025 and 4.4 years at December 31, 2024.
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

During the six months ended June 30, 2025, the Company realized $9.7 million of losses on investment securities, which compares to $5.3 million for the same period in the prior year. The losses incurred in 2025 were the result of a strategic repositioning of a portion of the investment portfolio in order to increase future yields.

The Company's Consolidated Financial Statements reflected a $216.7 million and $256.5 million unrealized after-tax losses on debt securities as of June 30, 2025 and December 31, 2024, respectively. These unrealized losses were included as a component of equity in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets and were primarily driven by multiple interest rate increases from November 2022 through July 2023. The decline in the unrealized losses during the current period was primarily attributed to the recent easing of interest rates.

The Company had net unrealized losses of $6.8 million and $8.0 million on its HTM securities at June 30, 2025 and December 31, 2024, respectively. Similar to the unrealized losses on AFS securities, this decline in unrealized losses was driven by lower interest rates. The unrealized losses on HTM securities have no impact on the Consolidated Financial Statements of the Company.

The Company had $0.2 million of unrealized gains on equity securities recorded in noninterest income for the six months ended June 30, 2025 compared to an insignificant unrealized gain for the same period of 2024.

First Financial will continue to monitor loan demand and deposit activity, as well as balance sheet composition, capital sensitivity and the interest rate environment, when considering future investment strategies.

LOANS AND LEASES

Excluding loans held for sale, loan balances increased $24.4 million, or 0.2%, to $11.8 billion as of June 30, 2025 when compared to December 31, 2024. C&I loans increased $111.9 million, or 2.9%, to $3.9 billion; home equity increased $54.3 million, or 6.4%, to $903.3 million; residential real estate loans increased $30.4 million, or 2.1%, to $1.5 billion; and credit cards increased $2.1 million, or 3.3%, to $64.4 million. Partially offsetting these increases, commercial real estate loans decreased $100.2 million, or 2.5%, to $4.0 billion; construction loans decreased $46.7 million, or 6.0%, to $732.8 million; finance leases decreased by $10.9 million, or 1.8%, to $587.2 million; and installment loans decreased $16.5 million, or 12.4%, to $116.6 million.
Second quarter 2025 average loans of $11.8 billion, excluding loans held for sale, increased $53.3 million, or 0.5%, from the first quarter 2025. The modest growth over the linked quarter included an increase of $93.8 million, or 2.5%, in C&I; an increase of $9.8 million, or 0.7%, in residential real estate; and an increase of $33.6 million, or 3.9%, in home equity. These increases were partially offset by a decrease of $59.5 million, or 1.5%, in CRE; a decrease of $13.1 million, or 1.6% in construction real estate; and a decrease of $9.5 million, or 7.4%, in installment loans.

Table of Content
Through the first six months of 2025, average loans of $11.7 billion, excluding loans held for sale, increased $500.8 million, or 4.5%, from the comparable period of 2024. The increase from prior year reflected broad-based growth across many loan categories, which included an increase of $204.6 million, or 5.6%, in C&I loans; an increase of $146.7 million, or 22.8%, in real estate construction; an increase of $131.7 million, or 9.8% in residential real estate; an increase of $97.2 million, or 12.5%, in home equity; and an increase of $87.9 million, or 17.8%, in lease financing. Partially offsetting these increases was a decrease of $135.7 million, or 3.3%, in CRE; and a decrease of $32.3 million, or 20.9%, in installment loans.

In an effort to mitigate credit risk, First Financial routinely reviews its loan portfolio for various concentrations. These reviews consider the Bank's collateral position as well as exposure to a given industry sector. First Financial believes its loan portfolio is sufficiently diversified to provide protection from deterioration in any particular industry or devaluation of a specific collateral type. The following tables, C&I and Owner Occupied Loans by Sector and Investor CRE Loans by property type, provide additional detail behind the Company's C&I and CRE loan portfolios as of June 30, 2025.

C&I and Owner Occupied CRE Loans by Sector (1)
(Dollars in thousands)	June 30, 2025	% of Total Loans
NAICS Sector
Finance and Insurance	$1,254,078	10.6%
Manufacturing	539,763	4.6%
Construction	393,034	3.3%
Real Estate and Rental and Leasing	318,100	2.7%
Health Care and Social Assistance	279,426	2.4%
Accommodation and Food Services	272,811	2.3%
Professional, Scientific, and Technical Services	272,457	2.3%
Retail Trade	225,144	1.9%
Wholesale Trade	214,203	1.8%
Agriculture, Forestry, Fishing and Hunting	156,283	1.3%
Transportation and Warehousing	147,414	1.3%
Administrative and Support and Waste Management	144,353	1.2%
Other Services (except Public Administration)	125,942	1.1%
Arts, Entertainment, and Recreation	71,877	0.6%
Information	65,805	0.6%
Public Administration	60,485	0.5%
Other	338,295	2.9%
Total	$4,879,470	41.4%
(1) Excludes loan marks and loans in process

Table of Content

Investor CRE Loans by Property Type (1)
(Dollars in thousands)	June 30, 2025	% of Total Loans
Property Type
Residential Multi Family 5+	$929,060	7.9%
Retail Property	759,697	6.4%
Industrial	370,661	3.1%
Office	357,093	3.0%
Hospital/Nursing Home	200,251	1.7%
Hotel	161,045	1.4%
Land	94,381	0.8%
Residential 1-4 Family	93,323	0.8%
Other	42,843	0.4%
Total	$3,008,354	25.5%
(1) Excludes loan marks and loans in process
Additionally, given the potential for stress related to commercial office space, First Financial performed a targeted review of its exposure to this sector. As of June 30, 2025, First Financial had $357.1 million of loans collateralized by non-owner occupied office space, which represents 3.0% of the total loan portfolio. The overall LTV of the office portfolio at origination was strong, and a majority is located in suburban locations secured by Class A and Class B assets. As of June 30, 2025, the office portfolio included two nonaccrual relationships totaling $13.8 million, or 3.9% of the portfolio.

COMMITMENTS AND CONTINGENCIES

Off-balance sheet arrangements include commitments to extend credit and financial guarantees.  Loan commitments are agreements to extend credit to a client absent any violation of any condition established in the commitment agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  First Financial had outstanding commitments to extend credit, including overdraft lending lines, totaling $3.9 billion at June 30, 2025 and $3.8 billion at December 31, 2024. As of June 30, 2025, commitments with a fixed interest rate totaled $78.8 million while commitments with variable interest rates totaled $3.8 billion. At December 31, 2024, commitments with a fixed interest rate totaled $69.3 million while commitments with variable interest rates totaled $3.7 billion. The fixed rate commitments have interest rates ranging from 0% to 21% at both June 30, 2025 and December 31, 2024. The fixed rate commitments have maturities ranging from less than one year to 31.0 years at June 30, 2025 and maturities ranging from less than one year to 31.6 years at December 31, 2024.

Letters of credit are conditional commitments issued by First Financial to guarantee the performance of a client to a third party.  First Financial’s letters of credit consist primarily of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services for the third party.  First Financial issued letters of credit aggregating $23.7 million and $25.1 million at June 30, 2025 and December 31, 2024, respectively. Management conducts regular reviews of these instruments on an individual client basis.

First Financial is a party in risk participation transactions of interest rate swaps, which had total notional amount of $284.4 million and $310.7 million at June 30, 2025 and December 31, 2024, respectively. Under a risk participation agreement, the Company either assumes or sells a portion of the credit exposure associated with an interest rate swap with a counterparty. The Company's exposure is limited to instances where the loan customer defaults on its obligation to perform under the interest rate swap agreement.

First Financial is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved qualified affordable housing, renewable energy, or other renovation or community revitalization projects. These investments are included in accrued interest and other assets in the Consolidated Balance Sheets, with any unfunded commitments included in accrued interest and other liabilities in the Consolidated Balance Sheets. As of June 30, 2025, First Financial expects to recover its remaining investments through the use of the tax credits generated by the investments. First Financial had unfunded commitments related to tax credit investments of $101.0 million and $79.8 million at June 30, 2025 and December 31, 2024, respectively.

Table of Content
As part of the ordinary course of business, First Financial and its subsidiaries are parties to litigation, including claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral, foreclosure interests that are incidental to our regular business activities and other matters. While the ultimate liability with respect to these litigation matters and claims cannot be determined at this time, it is appropriate under FASB ASC Topic 450, Contingencies, for First Financial to accrue a contingency reserve if a loss is deemed based upon the advice of legal counsel to be both probable and reasonably estimated. First Financial had no reserves related to litigation matters as of June 30, 2025 and December 31, 2024.

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

Nonaccrual loans were $76.9 million, or 0.65% of total loans, as of June 30, 2025, reflecting an $11.0 million, or 16.6%, increase from $66.0 million as of December 31, 2024. The increase was primarily attributed to the downgrade of two large C&I credits during the current period, partially offset by the sale of a large construction credit. Nonperforming assets, which consist of nonaccrual loans and OREO, were $77.1 million, or 0.41% of total assets, at June 30, 2025 compared to $66.0 million, or 0.36% of total assets, at December 31, 2024.

Classified assets, which are defined by the Company as nonperforming assets plus performing loans internally rated substandard or worse, totaled $214.3 million as of June 30, 2025 compared to $224.1 million at December 31, 2024. Classified assets were 1.15% of total assets at June 30, 2025, compared to 1.21% as of December 31, 2024. At June 30, 2025, the total classified assets included a $37.0 million receivable from a customer, which was recorded following the mutually agreed upon termination of a foreign exchange trade and is expected to be collected in full. This receivable was $45.0 million at December 31, 2024.

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

The Company utilized the Moody's June baseline forecast as its R&S forecast in the quantitative model at June 30, 2025. For reasonableness, the Company also considered the impact to the model from alternative prepayment speeds and more adverse economic forecasts. These alternative analyses were utilized to inform the Company's qualitative adjustments. Additionally, First Financial considered its credit exposure to certain industries believed to be at risk for future credit stress, such as franchise, hotel and investor commercial real estate lending, when making qualitative adjustments to the ACL model.

The total ACL, which includes both funded and unfunded reserves, was $175.7 million at June 30, 2025 and $173.7 million as of December 31, 2024.

Table of Content
ACL - loans and leases. The ACL on loans and leases was $158.5 million as of June 30, 2025 and $156.8 million as of December 31, 2024. As a percentage of period-end loans, the ACL was 1.34% as of June 30, 2025 and 1.33% at December 31, 2024.

In the second quarter of 2025, the Company recorded net charge-offs of $6.0 million, or 21 bps of average loans and leases on an annualized basis, compared to net charge-offs of $10.5 million, or 36 bps, for the first quarter of 2025. Through the first six months of 2025, the Company recorded net charge-offs of $16.5 million, or 28 bps of average loans and leases on an annualized basis, compared to net charge-offs of $14.8 million, or 27 bps, for the same period of 2024.

The ACL as a percentage of nonaccrual loans was 206.1% at June 30, 2025 and 237.7% at December 31, 2024. The decrease in this ratio was driven primarily by the increase in nonaccrual loan balances during the current period.

Provision expense is a product of the Company's ACL model coupled with net charge-off activity during the period. During both the first and second quarters of 2025, the Company recorded $9.1 million of provision expense for loans and leases. Through the first six months of 2025, the Company recorded provision expense of $18.2 million compared to $29.6 million for the same period of 2024. The higher provision expense in the first six months of 2024 was primarily attributed to loan growth, which included the Agile acquisition.

ACL - unfunded commitments. The ACL on unfunded commitments was $17.1 million as of June 30, 2025 and $16.9 million as of December 31, 2024. First Financial recorded $0.7 million of provision expense for credit losses on unfunded commitments for the second quarter of 2025, compared to $0.4 million of provision recapture in the first quarter 2025. Through the first six months of 2025, the Company recorded a provision expense of $0.3 million compared to $2.0 million of provision recapture for the same period of 2024.

See Note 5 – Allowance for Credit Losses in the Notes to Consolidated Financial Statements for further discussion of First Financial's ACL.

The following table details ACL activity by portfolio segment for the periods presented:

	Three months ended					Six months ended
	2025		2024			June 30,
(Dollars in thousands)	June 30,	Mar. 31,	Dec. 31,	Sep. 30,	June 30,	2025	2024
Allowance for credit loss activity
Balance at beginning of period	$155,482	$156,791	$158,831	$156,185	$144,274	$156,791	$141,433
Provision for loan losses	9,084	9,141	9,705	9,930	16,157	18,225	29,576
Gross charge-offs
Commercial and industrial	4,996	8,178	4,333	5,471	2,149	13,174	4,844
Lease financing	606	1,454	2,831	368	190	2,060	193
Construction real estate	0	0	0	0	0	0	0
Commercial real estate	0	0	5,051	261	2	0	5,321
Residential real estate	16	0	12	60	6	16	71
Home equity	100	86	210	90	122	186	147
Installment	1,120	1,321	1,680	1,510	2,034	2,441	4,270
Credit card	489	474	492	768	532	963	1,326
Total gross charge-offs	7,327	11,513	14,609	8,528	5,035	18,840	16,172
Recoveries
Commercial and industrial	290	195	1,779	434	236	485	398
Lease financing	11	29	17	11	1	40	60
Construction real estate	0	0	0	0	0	0	0
Commercial real estate	70	24	19	25	137	94	175
Residential real estate	42	24	23	22	37	66	61
Home equity	74	144	222	240	118	218	198
Installment	716	563	499	421	219	1,279	364
Credit card	80	84	305	91	41	164	92
Total recoveries	1,283	1,063	2,864	1,244	789	2,346	1,348

Table of Content

	Three months ended					Six months ended
	2025		2024			June 30,
(Dollars in thousands)	June 30,	Mar. 31,	Dec. 31,	Sep. 30,	June 30,	2025	2024
Total net charge-offs	6,044	10,450	11,745	7,284	4,246	16,494	14,824
Ending allowance for credit losses	$158,522	$155,482	$156,791	$158,831	$156,185	$158,522	$156,185

Net charge-offs to average loans and leases (annualized)
Commercial and industrial	0.49%	0.85%	0.27%	0.54%	0.21%	0.67%	0.25%
Lease financing	0.41%	0.99%	1.91%	0.26%	0.15%	0.70%	0.05%
Construction real estate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Commercial real estate	(0.01)%	0.00%	0.49%	0.02%	(0.01)%	0.00%	0.25%
Residential real estate	(0.01)%	(0.01)%	0.00%	0.01%	(0.01)%	(0.01)%	0.00%
Home equity	0.01%	(0.03)%	(0.01)%	(0.07)%	0.00%	(0.01)%	(0.01)%
Installment	1.38%	2.42%	3.43%	3.03%	4.81%	1.91%	5.08%
Credit card	2.41%	2.40%	1.13%	4.13%	2.94%	2.41%	3.75%
Total net charge-offs	0.21%	0.36%	0.40%	0.25%	0.15%	0.28%	0.27%

Nonperforming assets
Nonaccrual loans	$76,924	$59,555	$65,973	$65,439	$62,673	$76,924	$62,673
Other real estate owned	204	213	64	30	30	204	30
Total nonperforming assets	77,128	59,768	66,037	65,469	62,703	77,128	62,703
Accruing loans past due 90 days or more	714	228	361	463	1,573	714	1,573
Total underperforming assets	$77,842	$59,996	$66,398	$65,932	$64,276	$77,842	$64,276
Total classified assets	$214,346	$213,351	$224,084	$206,194	$195,277	$214,346	$195,277

Credit quality ratios
As a percent of period-end loans, net of unearned income:
Allowance for credit losses	1.34%	1.33%	1.33%	1.37%	1.36%	1.34%	1.36%
Nonaccrual loans	0.65%	0.51%	0.56%	0.57%	0.54%	0.65%	0.54%
Nonperforming loans	0.65%	0.51%	0.56%	0.57%	0.54%	0.65%	0.54%
Allowance for credit losses to nonaccrual loans	206.08%	261.07%	237.66%	242.72%	249.21%	206.08%	249.21%

DEPOSITS AND FUNDING

Total deposits were $14.4 billion as of June 30, 2025, an increase of $40.9 million, or 0.3%, from December 31, 2024. This increase was primarily driven by an increase of $30.4 million, or 0.6%, in savings, and an increase of $49.4 million, or 1.6%, in time deposits. Partially offsetting these increases, interest-bearing deposits decreased $38.5 million, or 1.2%.

Average deposits for the second quarter of 2025 were $14.4 billion, which was a increase of $114.1 million, or 0.8%, from $14.2 billion for the first quarter of 2025. Average savings deposits increased $87.5 million, or 1.8%, and average noninterest-bearing deposits increased $52.0 million, or 1.7%, from the prior quarter. Partially offsetting these increases, average interest bearing demand deposits decreased $23.5 million, or 0.8%.

Average deposits for the first six months of 2025 increased $843.3 million, or 6.3%, when compared to the same period of 2024. This change was driven by a $453.3 million, or 10.1%, increase in average savings deposits; a $243.1 million, or 8.4%, increase in average time deposits; and a $186.7 million, or 6.5%, increase in average interest-bearing demand deposits. These increases were partially offset by a $39.8 million, or 1.3%, decrease in average noninterest-bearing demand deposits.

Table of Content
Uninsured deposit balances were $6.3 billion, or 43.8% of total deposits, as of June 30, 2025. The Company reviews uninsured deposits for concentration risk, and typically evaluates this risk by excluding public funds and intercompany deposits to arrive at an adjusted uninsured deposit amount. As such, excluding public funds and intercompany accounts, adjusted uninsured deposits were $3.8 billion, or 26.6% of total deposits, at the end of the second quarter.

First Financial maintains diverse funding sources, including Fed Funds, the Fed discount window, brokered CDs, FHLB borrowings and deposit placement services. The Company believes this diversity and related capacity provide sufficient flexibility to respond to any event that would stress its deposit balances.

Borrowed funds were $1.0 billion as of June 30, 2025 and $1.1 billion as of December 31, 2024. Due to an increase in deposits, borrowings were relatively flat. First Financial had total short-term borrowings of $684.7 million as of June 30, 2025 and $755.5 million as of December 31, 2024. Short-term borrowings with the FHLB were $680.0 million at June 30, 2025 and $625.0 million at December 31, 2024. There were no federal funds purchased included in short-term borrowings at June 30, 2025 or December 31, 2024.

Long-term debt, which may include subordinated notes, FRB/FHLB long-term advances or other borrowings, was $345.0 million at June 30, 2025 and $347.5 million as of December 31, 2024. Outstanding subordinated debt totaled $313.8 million as of June 30, 2025 and $313.4 million as of December 31, 2024. The outstanding subordinated debt includes $150.0 million at an initial fixed interest rate of 5.25%, which converted to a floating rate in May 2025. The floating rate is based upon the three month term SOFR plus 509 basis points. As of June 30, 2025, the interest rate on this subordinated debt was 9.42%. Additionally, the Company's long-term debt includes $120.0 million of subordinated debt with a fixed interest rate of 5.13% that matures in August 2025. It is expected that this subordinated debt will be paid off upon maturity.

First Financial had no FHLB long-term advances at June 30, 2025 or December 31, 2024. First Financial's total remaining borrowing capacity from the FHLB was $931.1 million as of June 30, 2025.

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

Both First Financial and the Bank received investment grade credit ratings from Kroll Bond Rating Agency, Inc, an independent rating agency. These credit ratings impact the cost and availability of financing to First Financial, and a downgrade to these credit ratings could affect First Financial's or the Bank’s ability to access the credit markets and potentially increase borrowing costs, negatively impacting financial condition and liquidity. Key factors in maintaining high credit ratings include consistent and diverse earnings, strong credit quality and capital ratios, diverse funding sources and disciplined liquidity monitoring procedures. The ratings of First Financial and the Bank at June 30, 2025 were as follows:

	First Financial Bancorp	First Financial Bank
Senior Unsecured Debt	BBB+	A-
Subordinated Debt	BBB	BBB+
Short-Term Debt	K2	K2
Deposit	N/A	A-
Short-Term Deposit	N/A	K2

Table of Content
For ease of borrowing execution, First Financial utilizes a blanket collateral agreement with the FHLB. First Financial pledged $6.1 billion of certain eligible residential, commercial and farm real estate loans, home equity lines of credit and government, agency, and commercial mortgage-backed securities as collateral for borrowings from the FHLB as of June 30, 2025.

First Financial's principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. AFS securities were 97.9% and 97.6% of the total investment portfolio as of June 30, 2025 and December 31, 2024, respectively. The market value of investment securities classified as AFS totaled $3.4 billion at June 30, 2025 and $3.2 billion at December 31, 2024.  As of June 30, 2025, $942.9 million of AFS securities were unpledged and there were $1.7 billion of securities available to be sold at breakeven. Additionally, $384.3 million of AFS securities have floating rates and could be sold with minimal losses at June 30, 2025.

HTM securities that are maturing within a short period of time can be an additional source of liquidity. As of both June 30, 2025 and December 31, 2024, the Company had no HTM securities maturing within one year.

In total, First Financial expects $785.9 million of cash flows from its investment portfolio in the next 12 months.

Other sources of liquidity include interest-bearing deposits with other banks. At June 30, 2025, these balances totaled $570.2 million, with the majority being held at the Federal Reserve. Additionally, First Financial had unused and available overnight wholesale funding sources of $5.2 billion, or 28.0% of total assets, to satisfy the liquidity needs of the Company. These funding sources include brokered CDs, deposit placement services, FHLB borrowing capacity, fed funds and the Federal Reserve discount window.

First Financial also has a $40.0 million short-term credit facility with an unaffiliated bank that matures in December 2025. This facility has a variable interest rate and provides First Financial additional liquidity, if needed, for various corporate activities including the repurchase of First Financial common stock and the payment of dividends to shareholders. First Financial had no outstanding balance on this short-term credit facility as of June 30, 2025 and December 31, 2024. The credit agreement requires First Financial to comply with certain covenants including those related to asset quality and capital levels, and First Financial was in compliance with all covenants associated with this facility as of June 30, 2025 and December 31, 2024. This credit facility also required First Financial to pledge as collateral the Bank's common stock where the lender is granted a security interest in this collateral.

Certain restrictions exist regarding the Bank's ability to transfer funds to First Financial in the form of cash dividends, loans, other assets or advances and the approval of the Bank's primary federal regulator is required to pay dividends in excess of regulatory limitations.  Dividends paid to First Financial from the Bank totaled $100.0 million for the first six months of 2025.  As of June 30, 2025, the Bank had retained earnings of $1.0 billion, of which $220.1 million was available for distribution to the Bancorp without prior regulatory approval. As an additional source of liquidity, First Financial had $248.6 million in cash at the parent company as of June 30, 2025.

Share repurchases also impact First Financial's liquidity. For further information regarding share repurchases, see the Capital section that follows.

Capital expenditures were $8.7 million and $10.4 million for the first six months of 2025 and 2024, respectively. Management believes sufficient liquidity exists to fund its future capital expenditure commitments.

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

The Basel III Final Capital Rule includes a minimum ratio of Common equity Tier 1 capital to risk-weighted assets of 7.0%, a minimum ratio of Tier 1 capital to risk-weighted assets of 8.5%, a minimum required Total risk-based capital ratio of 10.5% and a minimum leverage ratio of 4.0%. Failure to maintain the required Common equity Tier 1 capital will result in potential restrictions on a bank’s ability to pay dividends, repurchase stock and pay discretionary compensation to its employees.  The

Table of Content
capital requirements also provide strict eligibility criteria for regulatory capital instruments and change the method for calculating risk-weighted assets in an effort to better identify riskier assets, such as highly volatile commercial real estate and nonaccrual loans.

First Financial's tier 1 capital increased 41 bps to 12.89% at June 30, 2025 compared to 12.48% at December 31, 2024, while the total capital ratio increased to 14.98% at June 30, 2025 compared to 14.64% at December 31, 2024. The leverage ratio increased to 10.28% at June 30, 2025 from 9.98% at December 31, 2024. The Company’s tangible common equity ratio increased to 8.40% at June 30, 2025 from 7.73% at December 31, 2024, while the Company's tangible book value per share increased to $15.40 at June 30, 2025 from $14.15 at December 31, 2024. These increases are primarily a result of the Company's strong earnings. Additionally, the increase in capital metrics was impacted by the improvement in AOCI, which was due to fewer unrealized losses on the investment securities portfolio resulting from lower interest rates and a partial repositioning of the portfolio.

As of June 30, 2025, management believes that First Financial met all capital adequacy requirements to which it was subject.  The Company's most recent regulatory notifications categorized First Financial as "well-capitalized" under the regulatory framework for prompt corrective action. There have been no conditions or events since those notifications that management believes have changed the Company's categorization. Total regulatory capital exceeded the minimum requirement by $632.6 million on a consolidated basis at June 30, 2025.

The following tables present the actual and required capital amounts and ratios as of June 30, 2025 and December 31, 2024 under the Basel III Final Capital Rules. Capital levels required to be considered "well capitalized" are based upon prompt corrective action regulations, as amended by the Basel III Final Capital Rules.

	Actual		Minimum capital required		PCA requirement to be considered well capitalized
(Dollars in thousands)	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
June 30, 2025
Common equity Tier 1 capital to risk-weighted assets
Consolidated	$1,776,038	12.57%	$989,078	7.00%	N/A	N/A
First Financial Bank	1,777,962	12.61%	986,894	7.00%	$916,402	6.50%

Tier 1 capital to risk-weighted assets
Consolidated	1,821,316	12.89%	1,201,023	8.50%	N/A	N/A
First Financial Bank	1,778,392	12.61%	1,198,371	8.50%	1,127,879	8.00%

Total capital to risk-weighted assets
Consolidated	2,116,180	14.98%	1,483,617	10.50%	N/A	N/A
First Financial Bank	1,960,060	13.90%	1,480,341	10.50%	1,409,849	10.00%

Leverage ratio
Consolidated	1,821,316	10.28%	708,952	4.00%	N/A	N/A
First Financial Bank	1,778,392	10.06%	707,276	4.00%	884,094	5.00%

Table of Content

	Actual		Minimum capital required - Basel III		PCA requirement to be considered well capitalized
(Dollars in thousands)	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
December 31, 2024
Common equity tier 1 capital to risk-weighted assets
Consolidated	$1,709,422	12.16%	$984,145	7.00%	N/A	N/A
First Financial Bank	1,751,512	12.48%	982,565	7.00%	$912,382	6.50%

Tier 1 capital to risk-weighted assets
Consolidated	1,754,584	12.48%	1,195,033	8.50%	N/A	N/A
First Financial Bank	1,752,054	12.48%	1,193,114	8.50%	1,122,931	8.00%

Total capital to risk-weighted assets
Consolidated	2,057,877	14.64%	1,476,218	10.50%	N/A	N/A
First Financial Bank	1,912,456	13.62%	1,473,847	10.50%	1,403,664	10.00%

Leverage ratio
Consolidated	1,754,584	9.98%	702,969	4.00%	N/A	N/A
First Financial Bank	1,752,054	9.97%	702,666	4.00%	878,333	5.00%

Shareholder dividends. First Financial paid a dividend of $0.24 per common share on June 16, 2025 to shareholders of record as of June 2, 2025. Additionally, First Financial's Board of Directors authorized a $0.01 dividend increase to $0.25 per common share, payable on September 15, 2025 to shareholders of record as of September 2, 2025.

Share repurchases. First Financial's Board of Directors approved a stock repurchase plan (the 2024 Stock Repurchase Plan) effective January 1, 2024, replacing the 2022 Stock Repurchase Plan. The 2024 Stock Repurchase Plan continues for two years, authorizes the purchase of up to 5,000,000 shares of the Company's common stock, and will expire on December 31, 2025. First Financial did not repurchase any shares under this plan in during the first quarter of 2025 or the year ended December 31, 2024. Therefore, at June 30, 2025, all 5,000,000 common shares remained available for repurchase under the 2024 Stock Repurchase Plan.

Shareholders' equity. Total shareholders’ equity was $2.6 billion at June 30, 2025 and $2.4 billion at December 31, 2024. The increase from year-end was due the the Company's earnings as well as improvement in AOCI due to lower interest rates.

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

In managing interest rate risk, the Company establishes guidelines and strategies for asset and liability management, including measurement of short and long-term sensitivities to changes in interest rates, through its Balance Sheet Strategies and Asset Liability Committee, which is comprised of senior officers from the treasury, risk management, credit administration, finance and lending areas. These guidelines and strategies are also reviewed with the Capital Markets Committee of the Board of Directors.

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

Non-maturity deposit modeling is particularly dependent on the assumption for repricing sensitivity known as a beta. Beta is the amount by which First Financial’s interest bearing non-maturity deposit rates will increase when short-term interest rates rise. The Company utilized a weighted average deposit beta of 45% in its interest rate risk modeling as of June 30, 2025. First Financial also includes an assumption for the migration of non-maturity deposit balances into CDs for all upward rate scenarios beginning with the +100 bps scenario, thereby increasing deposit costs and reducing asset sensitivity.

Table of Content
Presented below is the estimated impact on First Financial’s NII and EVE position as of June 30, 2025, assuming immediate, parallel shifts in interest rates:

	% Change from base case for immediate parallel changes in rates
	-100 bps	+100 bps	+200 bps
NII-Year 1	(4.77)%	3.13%	4.81%
NII-Year 2	(4.78)%	2.81%	3.73%
EVE	(2.52)%	1.16%	1.86%

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

The projected results for NII and EVE reflect an asset sensitive position. Deposit growth remains concentrated in rate sensitive product types and is modestly decreasing asset sensitivity. Variances in the sensitivity between up and down scenarios are driven by an assumed compositional shift in the funding makeup of the rate scenarios. First Financial continues to manage its balance sheet with a bias toward asset sensitivity while simultaneously balancing the potential earnings impact of this strategy.

First Financial continually evaluates the sensitivity of its interest rate risk position to modeling assumptions. The following table reflects First Financial’s estimated NII sensitivity profile as of June 30, 2025 assuming a 25% increase and a 25% reduction to the beta assumption on managed rate deposits:

	Beta sensitivity (% change from base)
	+100 BP		+200 BP
	Beta 25% lower	Beta 25% higher	Beta 25% lower	Beta 25% higher
NII-Year 1	4.40%	1.87%	6.03%	3.58%
NII-Year 2	4.04%	1.58%	4.92%	2.55%

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

Management closely monitors the usage of excess business deposits, the balance of personal deposits and the broader macroeconomic environment. This monitoring includes consideration of various metrics and establishment of internal thresholds related to the composition of the balance sheet, borrowings and liquidity. Balance sheet composition metrics reviewed include the loan to deposit, loans to total assets and core deposits to total assets ratios among others. Borrowing composition monitoring includes, but is not limited to, consideration of borrowing capacity as a percentage of total assets, brokered CDs as a percentage of total assets and Fed funds lines to total assets. Liquidity composition ratios include remaining

Table of Content
liquidity to total assets, and tier 1 liquidity sources as a percentage of both 30 and 90 day maturing liabilities, among others. As of June 30, 2025, all metrics reviewed were within the Company's policy limits.

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

CRITICAL ACCOUNTING ESTIMATES

First Financial’s Consolidated Financial Statements are prepared based on the application of the Company's accounting policies.  These policies require the reliance on estimates and assumptions which are inherently subjective and may be susceptible to significant change.  Changes in underlying factors, assumptions or estimates could have a material impact on First Financial’s future financial condition and results of operations. In management’s opinion, some of these estimates and assumptions have a more significant impact than others on First Financial’s financial reporting.  For First Financial, these estimates and assumptions include accounting for the ACL - loans and leases, goodwill, pension and income taxes.  The estimates and assumptions are discussed in detail in the Critical Accounting Estimates section of Management’s Discussion and Analysis in First Financial’s 2024 Annual Report.  There were no changes to the accounting estimates and assumptions for the ACL, goodwill, pension or income taxes during the six months ended June 30, 2025.

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

Table of Content
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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

In December 2023 the Board authorized a two-year stock repurchase plan effective January 1, 2024, that provides for the purchase of up to 5,000,000 shares of the common stock of the Company (the “2024 Stock Repurchase Plan”). The Company did not purchase any shares under the 2024 Stock Repurchase Plan in the second quarter of 2025.

Item 5.    Other Information.

During the three months ended June 30, 2025, none of the Company's officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Table of Content
Item 6.         Exhibits

(a)	Exhibits:

Exhibit Number
2.1
Stock Purchase Agreement by and between First Financial Bancorp. and Ohio Farmers Insurance Company, dated as of June 23, 2025 (schedules to the Stock Purchase Agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K) (filed as Exhibit 2.1 to the Form 8-k filed on June 23, 2025 and incorporated herein by reference).

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

FIRST FINANCIAL BANCORP.
(Registrant)

/s/ James M. Anderson		/s/ Scott T. Crawley
James M. Anderson		Scott T. Crawley
Executive Vice President and Chief Financial Officer		Senior Vice President and Controller
(Principal Accounting Officer)

Date	8/7/2025	Date	8/7/2025