Form 10-Q
period 2025-09-30
FIRST FINANCIAL BANCORP /OH/
filed 2025-11-04
CIK 708955

Table of Content
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                           September 30, 2025

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
Yes  ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The registrant has one class of common stock (no par value) with 98,529,694 shares outstanding at November 3, 2025.

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

Table of Content
PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Cash and due from banks	$174,659	$174,258
Interest-bearing deposits with other banks	565,080	730,228
Investment securities available-for-sale, at fair value (amortized cost $3,669,996 at September 30, 2025 and $3,512,652 at December 31, 2024)	3,422,595	3,183,776
Investment securities held-to-maturity (fair value $65,911 at September 30, 2025 and $68,989 at December 31, 2024)	71,595	76,960
Other investments	117,120	114,598
Loans held for sale, at fair value	21,466	13,181
Loans and leases
Commercial & industrial	3,838,630	3,815,858
Lease financing	596,734	598,045
Construction real estate	627,960	779,446
Commercial real estate	4,048,370	4,061,744
Residential real estate	1,494,464	1,462,284
Home equity	935,975	849,039
Installment	109,764	133,051
Credit card	62,654	62,311
Total loans and leases	11,714,551	11,761,778
Less: Allowance for credit losses	(161,916)	(156,791)
Net loans and leases	11,552,635	11,604,987
Premises and equipment	198,251	197,965
Operating leases	214,667	209,119
Goodwill	1,007,656	1,007,656
Other intangibles	73,797	79,291
Accrued interest and other assets	1,134,985	1,178,242
Total assets	$18,554,506	$18,570,261

Liabilities
Deposits
Interest-bearing demand	$2,983,132	$3,095,724
Savings	5,029,097	4,948,768
Time	3,293,707	3,152,265
Total interest-bearing deposits	11,305,936	11,196,757
Noninterest-bearing	3,127,512	3,132,381
Total deposits	14,433,448	14,329,138
FHLB short-term borrowings	550,000	625,000
Other short-term borrowings	45,167	130,452
Total short-term borrowings	595,167	755,452
Long-term debt	221,823	347,509
Total borrowed funds	816,990	1,102,961
Accrued interest and other liabilities	672,213	700,121
Total liabilities	15,922,651	16,132,220

Shareholders' equity
Common stock - no par value
Authorized - 160,000,000 shares; Issued - 104,281,794 shares at both September 30, 2025 and December 31, 2024	1,641,315	1,642,055
Retained earnings	1,399,577	1,276,329
Accumulated other comprehensive income (loss)	(223,000)	(289,799)
Treasury stock, at cost, 8,524,544 shares at September 30, 2025 and 8,786,954 shares at December 31, 2024	(186,037)	(190,544)
Total shareholders' equity	2,631,855	2,438,041
Total liabilities and shareholders' equity	$18,554,506	$18,570,261
See Notes to Consolidated Financial Statements.

Table of Content
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Interest income
Loans and leases, including fees	$204,865	$215,433	$603,488	$629,033
Investment securities
Taxable	36,421	32,367	107,065	90,958
Tax-exempt	2,195	2,616	6,632	8,412
Total interest on investment securities	38,616	34,983	113,697	99,370
Other earning assets	6,773	6,703	19,388	22,121
Total interest income	250,254	257,119	736,573	750,524
Interest expense
Deposits	77,766	86,554	231,891	245,651
Short-term borrowings	5,979	9,932	19,917	32,270
Long-term borrowings	6,023	5,073	16,714	14,992
Total interest expense	89,768	101,559	268,522	292,913
Net interest income	160,486	155,560	468,051	457,611
Provision for credit losses - loans and leases	8,612	9,930	26,837	39,506
Provision for (recapture of) credit losses - unfunded commitments	453	694	730	(1,279)
Net interest income after provision for credit losses	151,421	144,936	440,484	419,384
Noninterest income
Service charges on deposit accounts	7,829	7,547	23,058	21,647
Wealth management fees	7,351	6,910	23,275	20,758
Bankcard income	3,589	3,698	10,636	10,740
Client derivative fees	1,876	1,160	5,121	3,173
Foreign exchange income	16,666	12,048	42,970	39,270
Leasing business income	20,997	16,811	60,497	48,228
Net gains from sales of loans	6,835	5,021	17,844	13,284
Net gain (loss) on investment securities	(42)	(17,468)	(9,748)	(22,719)
Other	8,424	9,974	19,018	19,333
Total noninterest income	73,525	45,701	192,671	153,714
Noninterest expenses
Salaries and employee benefits	80,607	74,813	230,762	224,075
Net occupancy	6,003	5,919	17,867	17,635
Furniture and equipment	3,582	3,617	10,836	10,951
Data processing	9,591	8,857	27,370	26,039
Marketing	2,359	2,255	7,114	6,822
Communication	695	851	2,188	2,462
Professional services	2,314	2,303	8,602	7,456
Amortization of tax credit investments	112	32	335	94
State intangible tax	1,531	876	3,925	2,628
FDIC assessments	2,611	3,036	8,281	8,473
Intangible amortization	2,359	2,395	7,076	7,092
Leasing business expense	13,911	11,899	39,868	31,781
Other	8,594	8,906	26,792	26,180
Total noninterest expenses	134,269	125,759	391,016	371,688
Income before income taxes	90,677	64,878	242,139	201,410
Income tax expense	18,754	12,427	48,927	37,465
Net income	$71,923	$52,451	$193,212	$163,945
Net earnings per common share - basic	$0.76	$0.56	$2.04	$1.74
Net earnings per common share - diluted	$0.75	$0.55	$2.02	$1.72
Average common shares outstanding - basic	94,889,341	94,473,666	94,799,411	94,377,010
Average common shares outstanding - diluted	95,753,798	95,479,510	95,674,093	95,378,238
See Notes to Consolidated Financial Statements.

Table of Content

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$71,923	$52,451	$193,212	$163,945
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on debt securities arising during the period	23,755	87,497	63,536	78,312
Change in retirement obligation	505	376	1,465	953
Unrealized gain (loss) on derivatives	(608)	3,116	1,386	(1,433)
Unrealized gain (loss) on foreign currency exchange	(268)	158	412	(275)
Other comprehensive income (loss)	23,384	91,147	66,799	77,557
Comprehensive income	$95,307	$143,598	$260,011	$241,502

See Notes to Consolidated Financial Statements.

Table of Content
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands except per share data)
(Unaudited)

	Common Stock		Retained	Accumulated other comprehensive	Treasury stock
	Shares	Amount	Earnings	income (loss)	Shares	Amount	Total
Balance at July 1, 2024	104,281,794	$1,635,705	$1,204,844	$(323,409)	(8,795,784)	$(190,701)	$2,326,439
Net income			52,451				52,451
Other comprehensive income (loss)				91,147			91,147
Cash dividends declared:
Common stock at $0.24 per share			(22,920)				(22,920)
Restricted stock awards, net of forfeitures		(118)			307	(19)	(137)
Share-based compensation expense		3,458					3,458
Balance at September 30, 2024	104,281,794	$1,639,045	$1,234,375	$(232,262)	(8,795,477)	$(190,720)	$2,450,438
Balance at July 1, 2025	104,281,794	$1,638,796	$1,351,674	$(246,384)	(8,521,177)	$(185,931)	$2,558,155
Net income			71,923				71,923
Other comprehensive income (loss)				23,384			23,384
Cash dividends declared:
Common stock at $0.25 per share			(24,020)				(24,020)
Restricted stock awards, net of forfeitures		(1,502)			(3,367)	(106)	(1,608)
Share-based compensation expense		4,021					4,021
Balance at September 30, 2025	104,281,794	$1,641,315	$1,399,577	$(223,000)	(8,524,544)	$(186,037)	$2,631,855

See Notes to Consolidated Financial Statements.

Table of Content
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands except per share data)
(Unaudited)

	Common Stock		Retained	Accumulated other comprehensive	Treasury stock
	Shares	Amount	Earnings	income (loss)	Shares	Amount	Total
Balance at January 1, 2024	104,281,794	$1,638,972	$1,136,718	$(309,819)	(9,140,550)	$(197,897)	$2,267,974
Impact of cumulative effect of adoption of new accounting principles			599				599
Net income			163,945				163,945
Other comprehensive income (loss)				77,557			77,557
Cash dividends declared:
Common stock at $0.70 per share			(66,887)				(66,887)
Restricted stock awards, net of forfeitures		(12,329)			345,073	7,177	(5,152)
Share-based compensation expense		12,402					12,402
Balance at September 30, 2024	104,281,794	$1,639,045	$1,234,375	$(232,262)	(8,795,477)	$(190,720)	$2,450,438
Balance at January 1, 2025	104,281,794	$1,642,055	$1,276,329	$(289,799)	(8,786,954)	$(190,544)	$2,438,041
Net income			193,212				193,212
Other comprehensive income (loss)				66,799			66,799
Cash dividends declared:
Common stock at $0.73 per share			(69,964)				(69,964)
Restricted stock awards, net of forfeitures		(13,225)			262,410	4,507	(8,718)
Share-based compensation expense		12,485					12,485
Balance at September 30, 2025	104,281,794	$1,641,315	$1,399,577	$(223,000)	(8,524,544)	$(186,037)	$2,631,855

See Notes to Consolidated Financial Statements.

Table of Content
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine months ended
	September 30,
	2025	2024
Operating activities
Net income	$193,212	$163,945
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recapture of) credit losses on loans	27,567	38,227
Depreciation and amortization	22,086	22,838
Stock-based compensation expense	12,485	12,402
Pension expense (income)	6,694	4,496
Net amortization (accretion) on investment securities	(1,915)	3,088
Net (gain) loss on investment securities	9,748	22,719
Originations of loans held for sale	(406,050)	(308,217)
Net gains from sales of loans held for sale	(17,844)	(13,284)
Proceeds from sales of loans held for sale	415,608	318,030
Deferred income taxes	37,579	8,473
Amortization of operating leases	5,996	6,088
Payments for operating leases	(6,338)	(6,338)
Decrease (increase) cash surrender value of life insurance	(4,070)	(3,145)
Decrease (increase) in interest receivable	(527)	(354)
(Decrease) increase in interest payable	(8,109)	895
Decrease (increase) in other assets	19,380	(24,389)
(Decrease) increase in other liabilities	(89,792)	(57,376)
Net cash provided by (used in) operating activities	215,710	188,098

Investing activities
Proceeds from sales of securities available-for-sale	353,863	347,403
Proceeds from calls, paydowns and maturities of securities available-for-sale	485,708	348,028
Purchases of securities available-for-sale	(979,030)	(742,189)
Proceeds from calls, paydowns and maturities of securities held-to-maturity	5,557	2,532
Proceeds from sales of other investment securities	19,359	11,559
Proceeds from calls, paydowns and maturities of other securities	33,072	39,898
Purchases of other investment securities	(54,793)	(39,337)
Net decrease (increase) in interest-bearing deposits with other banks	165,148	132,384
Net decrease (increase) in loans and leases	25,366	(548,706)
Proceeds from disposal of other real estate owned	55	106
Purchases of premises and equipment	(12,729)	(14,076)
Net change in operating leases	(5,548)	(47,866)
Net cash (paid for) acquired from acquisitions	0	(96,887)
Life insurance premium payments	(72)	0
Life insurance death benefits	915	3,294
Net cash provided by (used in) investing activities	36,871	(603,857)

Financing activities
Net (decrease) increase in total deposits	104,310	586,957
Net (decrease) increase in short-term borrowings	(160,285)	(126,161)
Payments on long-term debt	(125,958)	(592)
Cash dividends paid on common stock	(70,247)	(66,886)
Net cash provided by (used in) financing activities	(252,180)	393,318

Cash and due from banks
Change in cash and due from banks	401	(22,441)
Cash and due from banks at beginning of period	174,258	213,059
Cash and due from banks at end of period	$174,659	$190,618
	(continued on next page)
See Notes to Consolidated Financial Statements.

Table of Content
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(Unaudited)

	Nine months ended
	September 30,
	2025	2024
Supplemental disclosures
Interest paid	$276,631	$292,018
Income taxes paid, net of refunds	$3,975	$25,932
Investment securities purchased not settled	$38,060	$23,249

Supplemental schedule for investing activities
Business combinations
Assets acquired, net of purchase consideration	$0	$914
Liabilities assumed	0	2,702
Goodwill	$0	$1,788

See Notes to Consolidated Financial Statements.

Table of Content
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
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

In September, 2025, the FASB issued ASU ASU 2025-06, Intangibles – Goodwill and Other -- Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The final rule, which is intended to modernize accounting for costs related to internal use software, removes all references to project stages throughout ASC 350-40 and clarifies that costs may begin to be capitalized once management has authorized the project and it is probable that the project will be completed and the software will be used to perform the function intended. The guidance specifies that the property, plant and equipment disclosure requirements under ASC 360-10 apply to all capitalized software costs accounted for under ASC 350-40, regardless of how the costs are presented in the financial statements. Entities will need to disclose the capitalized internal-use software balance and accumulated amortization at the balance sheet date, the amortization for the period and a general description of the method used in computing amortization. The amendments in this ASU are effective for annual periods beginning after December 15, 2027 and interim periods within those years. The adoption of this standard will result in additional disclosures in the Company's Consolidated Financial Statements, but it is not expected to materially impact the Company's results of operations.

NOTE 3:  INVESTMENTS

For the three months ended September 30, 2025, there were $189.3 million sales of AFS securities with $3.4 million of gross realized gains and no gross realized losses. For the nine months ended September 30, 2025 there were $353.9 million of sales of AFS securities with $3.5 million of gross realized gains and gross realized losses of $10.0 million. For the three months ended September 30, 2024, there were $135.4 million sales of AFS securities with gross realized gains of $0.7 million and gross realized losses of $1.0 million. For the nine months ended September 30, 2024, there were $347.4 million of sales of AFS securities with $1.1 million of gross realized gains and gross realized losses of $6.9 million. Additionally, during the nine months ended September 30, 2024, First Financial sold its remaining Class B Visa shares, which resulted in proceeds of $11.6 million, with gross realized gains of $2.2 million, which is included in Net gain (loss) on investment securities on the Consolidated Statements of Income.

First Financial had five AFS securities with unrealized losses due to credit deterioration at September 30, 2025. These securities totaled $21.0 million, net of $9.1 million unrealized losses. The Company had two AFS securities with unrealized losses due to credit deterioration at December 31, 2024, which totaled $11.1 million, and had unrealized losses of $1.1 million. The Company continues to monitor these securities and believes that the Company will receive the full par value.

Table of Content
The following is a summary of HTM and AFS investment securities as of September 30, 2025:

	Held-to-maturity				Available-for-sale
(Dollars in thousands)	Amortized cost	Unrecognized gain	Unrecognized loss	Fair value	Amortized cost	Unrealized gain	Unrealized loss	Fair value
U.S. Treasuries	$0	$0	$0	$0	$99	$0	$(5)	$94
Securities of U.S. government agencies and corporations	0	0	0	0	73,204	0	(6,771)	66,433
Mortgage-backed securities - residential	0	0	0	0	1,358,833	8,152	(74,625)	1,292,360
Mortgage-backed securities - commercial	28,176	0	(3,669)	24,507	311,509	957	(19,457)	293,009
Collateralized mortgage obligations	6,349	0	(530)	5,819	605,089	3,917	(38,729)	570,277
Obligations of state and other political subdivisions	8,320	80	(188)	8,212	621,066	634	(102,632)	519,068
Asset-backed securities	0	0	0	0	563,927	1,959	(14,082)	551,804
Other securities	28,750	0	(1,377)	27,373	136,269	522	(7,241)	129,550
Total	$71,595	$80	$(5,764)	$65,911	$3,669,996	$16,141	$(263,542)	$3,422,595

The following is a summary of HTM and AFS investment securities as of December 31, 2024:

	Held-to-maturity				Available-for-sale
(Dollars in thousands)	Amortized cost	Unrecognized gain	Unrecognized loss	Fair value	Amortized cost	Unrealized gain	Unrealized loss	Fair value
U.S. Treasuries	$0	$0	$0	$0	$99	$0	$(9)	$90
Securities of U.S. government agencies and corporations	0	0	0	0	83,224	0	(11,546)	71,678
Mortgage-backed securities - residential	0	0	0	0	1,102,242	508	(104,208)	998,542
Mortgage-backed securities - commercial	30,444	0	(4,454)	25,990	382,727	26	(25,381)	357,372
Collateralized mortgage obligations	7,007	0	(788)	6,219	620,315	1,449	(52,599)	569,165
Obligations of state and other political subdivisions	8,259	42	(339)	7,962	630,813	357	(109,904)	521,266
Asset-backed securities	0	0	0	0	555,484	998	(22,379)	534,103
Other securities	31,250	0	(2,432)	28,818	137,748	120	(6,308)	131,560
Total	$76,960	$42	$(8,013)	$68,989	$3,512,652	$3,458	$(332,334)	$3,183,776

The following table provides a summary of investment securities by contractual maturity as of September 30, 2025, except for residential and commercial mortgage-backed securities, collateralized mortgage obligations and asset-backed securities, which are shown as single totals due to the unpredictability of the timing in principal repayments.

	Held-to-maturity		Available-for-sale
(Dollars in thousands)	Amortized cost	Fair value	Amortized cost	Fair value
By Contractual Maturity:
Due in one year or less	$715	$715	$14,381	$13,280
Due after one year through five years	6,167	6,247	187,361	168,726
Due after five years through ten years	28,750	27,373	158,546	135,062
Due after ten years	1,438	1,250	470,350	398,077
Mortgage-backed securities - residential	0	0	1,358,833	1,292,360
Mortgage-backed securities - commercial	28,176	24,507	311,509	293,009
Collateralized mortgage obligations	6,349	5,819	605,089	570,277
Asset-backed securities	0	0	563,927	551,804
Total	$71,595	$65,911	$3,669,996	$3,422,595

Table of Content
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

Other than two securities on which the Company recorded impairment losses of $3.4 million and $9.7 million in the three and nine months ended September 30, 2025 and 2024, respectively, First Financial does not intend to sell, and it is not more likely than not that the Company will be required to sell, debt securities prior to maturity or recovery of the recorded value.

Other than the previously mentioned securities on which the Company recorded impairment losses, First Financial does not intend to sell, and it is not more likely than not that the Company will be required to sell, debt securities prior to maturity or recovery of the recorded value. Additionally, based on the Company's credit assessment of AFS securities in an unrealized loss position, the Company recorded no reserves for the periods ended September 30, 2025 or December 31, 2024.

As of September 30, 2025, the Company's investment securities portfolio consisted of 740 AFS and HTM securities, of which 534 were in an unrealized loss position. As of December 31, 2024, the Company's investment securities portfolio consisted of 743 AFS and HTM securities, of which 644 were in an unrealized loss position.

Primarily all of First Financial’s HTM debt securities are issued by U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. The remainder of the Company's HTM securities are non-agency collateralized mortgage obligations and obligations of state and other political subdivisions which currently carry ratings no lower than A+. There were no HTM securities on nonaccrual status or past due at September 30, 2025 or December 31, 2024.

Management measures expected credit losses on HTM debt securities on a collective basis by security type. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The Company did not record an ACL for these securities as of September 30, 2025 or December 31, 2024.

Table of Content
The following tables provide the fair value and gross unrealized losses of AFS investment securities in an unrealized loss position for which an ACL has not been recorded, aggregated by investment category and the length of time the individual securities have been in a continuous loss position:

	September 30, 2025
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. Treasuries	$0	$0	$94	$(5)	$94	$(5)
Securities of U.S. Government agencies and corporations	0	0	66,433	(6,771)	66,433	(6,771)
Mortgage-backed securities - residential	91,271	(532)	586,441	(74,093)	677,712	(74,625)
Mortgage-backed securities - commercial	26,320	(92)	185,677	(19,365)	211,997	(19,457)
Collateralized mortgage obligations	7,218	(15)	292,317	(38,714)	299,535	(38,729)
Obligations of state and other political subdivisions	11,297	(19)	459,190	(102,613)	470,487	(102,632)
Asset-backed securities	26,305	(23)	66,899	(14,059)	93,204	(14,082)
Other securities	3,499	(1)	101,030	(7,240)	104,529	(7,241)
Total	$165,910	$(682)	$1,758,081	$(262,860)	$1,923,991	$(263,542)

	December 31, 2024
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. Treasuries	$0	$0	$90	$(9)	$90	$(9)
Securities of U.S. Government agencies and corporations	0	0	71,678	(11,546)	71,678	(11,546)
Mortgage-backed securities - residential	417,516	(9,130)	503,321	(95,078)	920,837	(104,208)
Mortgage-backed securities - commercial	26,516	(67)	286,589	(25,314)	313,105	(25,381)
Collateralized mortgage obligations	120,670	(1,776)	296,813	(50,823)	417,483	(52,599)
Obligations of state and other political subdivisions	19,636	(351)	478,083	(109,553)	497,719	(109,904)
Asset-backed securities	26,389	(189)	159,135	(22,190)	185,524	(22,379)
Other securities	9,988	(12)	115,452	(6,296)	125,440	(6,308)
Total	$620,715	$(11,525)	$1,911,161	$(320,809)	$2,531,876	$(332,334)

Table of Content
The following tables provide the fair value and gross unrecognized losses of HTM investment securities in an unrecognized loss position for which an ACL has not been recorded, aggregated by investment category and the length of time the individual securities have been in a continuous loss position:

	September 30, 2025
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrecognized loss	Fair value	Unrecognized loss	Fair value	Unrecognized loss
U.S. Treasuries	$0	$0	$0	$0	$0	$0
Securities of U.S. Government agencies and corporations	0	0	0	0	0	0
Mortgage-backed securities - residential	0	0	0	0	0	0
Mortgage-backed securities - commercial	0	0	24,507	(3,669)	24,507	(3,669)
Collateralized mortgage obligations	0	0	5,819	(530)	5,819	(530)
Obligations of state and other political subdivisions	478	(1)	1,250	(187)	1,728	(188)
Asset-backed securities	0	0	0	0	0	0
Other securities	0	0	27,373	(1,377)	27,373	(1,377)
Total	$478	$(1)	$58,949	$(5,763)	$59,427	$(5,764)

	December 31, 2024
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrecognized loss	Fair value	Unrecognized loss	Fair value	Unrecognized loss
U.S. Treasuries	$0	$0	$0	$0	$0	$0
Securities of U.S. Government agencies and corporations	0	0	0	0	0	0
Mortgage-backed securities - residential	0	0	0	0	0	0
Mortgage-backed securities - commercial	0	0	25,990	(4,454)	25,990	(4,454)
Collateralized mortgage obligations	0	0	6,219	(788)	6,219	(788)
Obligations of state and other political subdivisions	3,111	(33)	2,288	(306)	5,399	(339)
Asset-backed securities	0	0	0	0	0	0
Other securities	0	0	28,818	(2,432)	28,818	(2,432)
Total	$3,111	$(33)	$63,315	$(7,980)	$66,426	$(8,013)

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

The following table sets forth the Company's loan portfolio at September 30, 2025 by risk attribute and origination date as well as current period gross chargeoffs:

(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Term Total	Revolving	Total
Commercial & industrial
Pass	$705,067	$610,382	$547,227	$425,493	$190,647	$296,574	$2,775,390	$932,271	$3,707,661
Special mention	3,723	847	1,747	2,242	15,324	10,788	34,671	24,159	58,830
Substandard	6,783	4,579	11,473	13,610	4,312	2,969	43,726	28,413	72,139
Doubtful	0	0	0	0	0	0	0	0	0
Total	$715,573	$615,808	$560,447	$441,345	$210,283	$310,331	$2,853,787	$984,843	$3,838,630
YTD Gross chargeoffs	$793	$979	$8,329	$3,551	$1,040	$455	$15,147	$192	$15,339
Lease financing
Pass	$139,425	$207,362	$170,506	$50,928	$8,678	$3,740	$580,639	$0	$580,639
Special mention	0	46	0	0	0	0	46	0	46
Substandard	744	394	5,460	8,804	529	118	16,049	0	16,049
Doubtful	0	0	0	0	0	0	0	0	0
Total	$140,169	$207,802	$175,966	$59,732	$9,207	$3,858	$596,734	$0	$596,734
YTD Gross chargeoffs	$0	$491	$1,220	$601	$32	$14	$2,358	$0	$2,358
Construction real estate
Pass	$115,620	$174,493	$118,014	$153,895	$12,461	$7,530	$582,013	$0	$582,013
Special mention	0	0	0	13,856	0	16,299	30,155	0	30,155
Substandard	0	0	0	14,672	0	1,120	15,792	0	15,792
Doubtful	0	0	0	0	0	0	0	0	0
Total	$115,620	$174,493	$118,014	$182,423	$12,461	$24,949	$627,960	$0	$627,960
YTD Gross chargeoffs	$0	$0	$0	$0	$0	$245	$245	$0	$245
Commercial real estate - investor
Pass	$341,205	$406,178	$425,077	$448,992	$301,040	$1,012,714	$2,935,206	$31,081	$2,966,287
Special mention	103	592	16,950	13,243	0	13,615	44,503	0	44,503
Substandard	550	0	0	10,600	0	30,194	41,344	0	41,344

Table of Content

(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Term Total	Revolving	Total
Doubtful	0	0	0	0	0	0	0	0	0
Total	$341,858	$406,770	$442,027	$472,835	$301,040	$1,056,523	$3,021,053	$31,081	$3,052,134
YTD Gross chargeoffs	$0	$0	$0	$0	$0	$3,105	$3,105	$0	$3,105
Commercial real estate - owner
Pass	$146,543	$189,777	$132,193	$140,089	$81,133	$252,317	$942,052	$22,076	$964,128
Special mention	2,214	2,881	0	514	1,928	8,943	16,480	0	16,480
Substandard	250	2,618	0	983	2,396	9,381	15,628	0	15,628
Doubtful	0	0	0	0	0	0	0	0	0
Total	$149,007	$195,276	$132,193	$141,586	$85,457	$270,641	$974,160	$22,076	$996,236
YTD Gross chargeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Residential real estate
Performing	$76,150	$150,186	$316,486	$309,147	$221,731	$401,156	$1,474,856	$0	$1,474,856
Nonperforming	0	571	1,172	2,073	4,535	11,257	19,608	0	19,608
Total	$76,150	$150,757	$317,658	$311,220	$226,266	$412,413	$1,494,464	$0	$1,494,464
YTD Gross chargeoffs	$0	$0	$0	$0	$0	$16	$16	$0	$16
Home equity
Performing	$29,603	$28,108	$20,668	$17,879	$22,303	$41,525	$160,086	$769,840	$929,926
Nonperforming	35	110	165	241	239	395	1,185	4,864	6,049
Total	$29,638	$28,218	$20,833	$18,120	$22,542	$41,920	$161,271	$774,704	$935,975
YTD Gross chargeoffs	$0	$0	$19	$0	$8	$158	$185	$93	$278
Installment
Performing	$11,087	$8,242	$4,856	$12,822	$5,819	$4,124	$46,950	$60,742	$107,692
Nonperforming	207	81	25	460	221	152	1,146	926	2,072
Total	$11,294	$8,323	$4,881	$13,282	$6,040	$4,276	$48,096	$61,668	$109,764
YTD Gross chargeoffs	$51	$832	$929	$1,308	$494	$11	$3,625	$10	$3,635
Credit cards
Performing	$0	$0	$0	$0	$0	$0	$0	$62,062	$62,062
Nonperforming	0	0	0	0	0	0	0	592	592
Total	$0	$0	$0	$0	$0	$0	$0	$62,654	$62,654
YTD Gross chargeoffs	$0	$0	$0	$0	$0	$0	$0	$1,540	$1,540
Total Loans	$1,579,309	$1,787,447	$1,772,019	$1,640,543	$873,296	$2,124,911	$9,777,525	$1,937,026	$11,714,551
Total YTD Gross Chargeoffs	$844	$2,302	$10,497	$5,460	$1,574	$4,004	$24,681	$1,835	$26,516

Table of Content
The following table sets forth the Company's loan portfolio at December 31, 2024 by risk attribute and origination date:

(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Term Total	Revolving	Total
Commercial & industrial
Pass	$819,600	$710,857	$592,046	$298,770	$162,136	$241,857	$2,825,266	$890,880	$3,716,146
Special mention	5,594	1,964	1,971	620	2,859	71	13,079	16,211	29,290
Substandard	4,873	3,433	22,508	8,533	347	4,309	44,003	26,419	70,422
Doubtful	0	0	0	0	0	0	0	0	0
Total	$830,067	$716,254	$616,525	$307,923	$165,342	$246,237	$2,882,348	$933,510	$3,815,858
YTD Gross chargeoffs	$318	$1,264	$5,293	$4,106	$147	$3,295	$14,423	$225	$14,648
Lease financing
Pass	$228,132	$253,776	$70,608	$11,480	$5,309	$1,137	$570,442	$0	$570,442
Special mention	0	644	10,171	550	0	0	11,365	0	11,365
Substandard	292	10,225	4,893	129	8	691	16,238	0	16,238
Doubtful	0	0	0	0	0	0	0	0	0
Total	$228,424	$264,645	$85,672	$12,159	$5,317	$1,828	$598,045	$0	$598,045
YTD Gross chargeoffs	$0	$1,008	$451	$66	$0	$1,867	$3,392	$0	$3,392
Construction real estate
Pass	$139,377	$213,300	$322,493	$40,740	$1,590	$17,352	$734,852	$0	$734,852
Special mention	3,525	0	12,737	0	17,832	0	34,094	0	34,094
Substandard	0	0	0	10,500	0	0	10,500	0	10,500
Doubtful	0	0	0	0	0	0	0	0	0
Total	$142,902	$213,300	$335,230	$51,240	$19,422	$17,352	$779,446	$0	$779,446
YTD Gross chargeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial real estate - investor
Pass	$515,950	$376,740	$497,047	$340,115	$231,922	$949,772	$2,911,546	$36,716	$2,948,262
Special mention	13,738	30,454	18,423	4,282	106	27,144	94,147	0	94,147
Substandard	0	0	10,600	0	4,950	35,425	50,975	0	50,975
Doubtful	0	0	0	0	0	0	0	0	0
Total	$529,688	$407,194	$526,070	$344,397	$236,978	$1,012,341	$3,056,668	$36,716	$3,093,384
YTD Gross chargeoffs	$0	$0	$0	$0	$788	$9,837	$10,625	$0	$10,625
Commercial real estate - owner
Pass	$202,580	$126,550	$161,401	$94,052	$128,068	$215,902	$928,553	$17,268	$945,821
Special mention	1,839	134	213	2,210	504	1,173	6,073	0	6,073
Substandard	0	0	858	3,159	1,249	11,200	16,466	0	16,466
Doubtful	0	0	0	0	0	0	0	0	0
Total	$204,419	$126,684	$162,472	$99,421	$129,821	$228,275	$951,092	$17,268	$968,360
YTD Gross chargeoffs	$0	$0	$0	$0	$0	$8	$8	$0	$8
Residential real estate
Performing	$129,008	$321,232	$324,180	$233,355	$169,901	$264,312	$1,441,988	$0	$1,441,988
Nonperforming	198	541	1,323	4,412	4,300	9,522	20,296	0	20,296
Total	$129,206	$321,773	$325,503	$237,767	$174,201	$273,834	$1,462,284	$0	$1,462,284
YTD Gross chargeoffs	$0	$0	$25	$16	$0	$102	$143	$0	$143
Home equity
Performing	$30,799	$23,969	$20,280	$24,878	$28,882	$21,160	$149,968	$692,993	$842,961
Nonperforming	61	328	124	144	7	354	1,018	5,060	6,078
Total	$30,860	$24,297	$20,404	$25,022	$28,889	$21,514	$150,986	$698,053	$849,039
YTD Gross chargeoffs	$37	$37	$0	$186	$5	$182	$447	$0	$447
Installment
Performing	$12,356	$9,997	$22,244	$11,500	$2,004	$3,759	$61,860	$69,153	$131,013

Table of Content

(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Term Total	Revolving	Total
Nonperforming	190	116	607	268	20	16	1,217	821	2,038
Total	$12,546	$10,113	$22,851	$11,768	$2,024	$3,775	$63,077	$69,974	$133,051
YTD Gross chargeoffs	$382	$1,120	$4,066	$1,779	$71	$42	$7,460	$0	$7,460
Credit cards
Performing	$0	$0	$0	$0	$0	$0	$0	$61,969	$61,969
Nonperforming	0	0	0	0	0	0	0	342	342
Total	$0	$0	$0	$0	$0	$0	$0	$62,311	$62,311
YTD Gross chargeoffs	$0	$0	$0	$0	$0	$0	$0	$2,586	$2,586
Total Loans	$2,108,112	$2,084,260	$2,094,727	$1,089,697	$761,994	$1,805,156	$9,943,946	$1,817,832	$11,761,778
Total YTD Gross Chargeoffs	$737	$3,429	$9,835	$6,153	$1,011	$15,333	$36,498	$2,811	$39,309

Delinquency. Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the date of the scheduled payment.

Loan delinquency, including loans classified as nonaccrual, was as follows:

	As of September 30, 2025
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 89 days past due	Total past due	Current	Total	> 89 days past due and still accruing
Loans
Commercial & industrial	$6,892	$989	$1,655	$9,536	$3,829,094	$3,838,630	$0
Lease financing	4,299	595	4,754	9,648	587,086	596,734	0
Construction real estate	0	0	1,120	1,120	626,840	627,960	0
Commercial real estate-investor	0	10,600	12,521	23,121	3,029,013	3,052,134	0
Commercial real estate-owner	1,453	379	7,477	9,309	986,927	996,236	0
Residential real estate	5,151	0	5,575	10,726	1,483,738	1,494,464	0
Home equity	2,408	518	1,941	4,867	931,108	935,975	0
Installment	1,019	471	499	1,989	107,775	109,764	0
Credit card	418	223	595	1,236	61,418	62,654	592
Total	$21,640	$13,775	$36,137	$71,552	$11,642,999	$11,714,551	$592

	As of December 31, 2024
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 89 days past due	Total past due	Current	Total	> 89 days past due and still accruing
Loans
Commercial & industrial	$4,521	$1,598	$2,470	$8,589	$3,807,269	$3,815,858	$0
Lease financing	3,096	3,085	3,386	9,567	588,478	598,045	19
Construction real estate	0	10,500	0	10,500	768,946	779,446	0
Commercial real estate-investor	0	0	17,360	17,360	3,076,024	3,093,384	0
Commercial real estate-owner	856	0	6,144	7,000	961,360	968,360	0
Residential real estate	6,217	154	5,968	12,339	1,449,945	1,462,284	0
Home equity	1,902	1,102	1,428	4,432	844,607	849,039	0
Installment	914	569	402	1,885	131,166	133,051	0
Credit card	450	196	342	988	61,323	62,311	342
Total	$17,956	$17,204	$37,500	$72,660	$11,689,118	$11,761,778	$361

Financial Difficulty Modifications. FDM might result when a borrower is in financial distress, and may be in the form of principal forgiveness, an interest rate reduction, a term extension or an other-than-insignificant payment delay. In some cases, the Company might provide multiple types of modifications for a single loan. One type of modification, such as payment delay, may be granted initially, however, if the borrower continues to experience financial difficulty, another modification, such as a term extension and/or interest rate reduction might be granted. Loans included in the "combination" column in the table

Table of Content
that follows have more than one modification made to the same loan within the current reporting period. Additionally, modifications with a term extension or interest rate reduction are intended to reduce the borrower’s monthly payment, while modifications with a payment delay, which typically allow borrowers to make monthly payments or interest only payments for a period of time, are structured to cure the payment defaults by making delinquent payments due at maturity. Payment deferrals may be up to one year and have minimal financial impact since the deferred payments are paid at maturity.

The following tables provide the amortized cost basis of FDMs that were granted modifications during the respective periods:

	Three months ended September 30, 2025
(Dollars in thousands)	Principal forgiveness	Payment delay	Term extension	Interest rate reduction	Combination: Term extension and interest rate reduction	Total	Percent of total class of loans
Commercial & industrial	$0	$9,974	$0	$0	$0	$9,974	0.26%
Residential real estate	0	827	279	0	0	1,106	0.07%
Home equity	0	17	0	0	0	17	0.00%
Total	$0	$10,818	$279	$0	$0	$11,097	0.09%

	Three months ended September 30, 2024
(Dollars in thousands)	Principal forgiveness	Payment delay	Term extension	Interest rate reduction	Combination: Term extension and interest rate reduction	Total	Percent of total class of loans
Commercial & industrial	$0	$0	$0	$0	$0	$0	0.00%
Construction real estate	0	0	10,500	0	0	10,500	1.31%
Residential real estate	0	921	4	0	0	925	0.07%
Home equity	0	48	0	0	0	48	0.01%
Total	$0	$969	$10,504	$0	$0	$11,473	0.10%

	Nine months ended September 30, 2025
(Dollars in thousands)	Principal forgiveness	Payment delay	Term extension	Interest rate reduction	Combination: Term extension and interest rate reduction	Total	Percent of total class of loans
Commercial & industrial	$0	$11,674	$190	$0	$0	$11,864	0.31%
Commercial real estate-investor	0	474	0	0	0	474	0.02%
Residential real estate	0	2,971	509	0	0	3,480	0.23%
Home equity	0	861	0	0	0	861	0.09%
Total	$0	$15,980	$699	$0	$0	$16,679	0.14%

Table of Content

	Nine months ended September 30, 2024
(Dollars in thousands)	Principal forgiveness	Payment delay	Term extension	Interest rate reduction	Combination: Term extension and interest rate reduction	Total	Percent of total class of loans
Commercial & industrial	$0	$383	$15,860	$0	$0	$16,243	0.44%
Construction real estate	0	0	10,500	0	0	10,500	1.31%
Residential real estate	0	1,955	4	0	0	1,959	0.14%
Home equity	0	285	0	0	0	285	0.03%
Total	$0	$2,623	$26,364	$0	$0	$28,987	0.25%

The following table provides the financial effect of FDMs granted during the respective periods:

	Three months ended September 30, 2025
(Dollars in thousands)	Principal forgiveness	Weighted average interest rate reduction	Weighted average term extension
Residential real estate	$0	0.00%	10.6 years
Total	$0	0.00%	10.6 years

	Three months ended September 30, 2024
(Dollars in thousands)	Principal forgiveness	Weighted average interest rate reduction	Weighted average term extension
Construction real estate	$0	0.00%	0.3 years
Residential real estate	0	0.00%	3.0 years
Total	$0	0.00%	0.3 years

	Nine months ended September 30, 2025
(Dollars in thousands)	Principal forgiveness	Weighted average interest rate reduction	Weighted average term extension
Commercial & industrial	$0	0.00%	0.5 years
Residential real estate	0	0.00%	7.4 years
Total	$0	0.00%	5.5 years

	Nine months ended September 30, 2024
(Dollars in thousands)	Principal forgiveness	Weighted average interest rate reduction	Weighted average term extension
Commercial & industrial	$0	0.00%	0.4 years
Construction real estate	0	0.00%	0.3 years
Residential real estate	0	0.00%	3.0 years
Total	$0	0.00%	0.4 years

The Company has committed to lend no additional amounts to the borrowers who have been classified as FDM as of either September 30, 2025 or September 30, 2024. Additionally, there were six FDMs totaling $0.6 million that defaulted during the three months ended September 30, 2025, and 19 FDMs totaling $1.8 million that defaulted during the nine months ended September 30, 2025, that were classified as FDMs during the twelve months preceding the default date. There was one FDM with a balance of $0.1 million that defaulted during the three months ended September 30, 2024, and six FDMs with a balance of $0.5 million that defaulted during the nine months ended September 30, 2024, that were classified as FDMs during the twelve months preceding the default date.

Table of Content
The Company closely monitors the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table provides the performance of loans that have been modified during the twelve months preceding September 30, 2025 and 2024.

	Twelve months ended September 30, 2025
(Dollars in thousands)	Current	30 – 59 days past due	60 – 89 days past due	> 89 days past due	Total
Commercial & industrial	$12,227	$0	$0	$367	$12,594
Commercial real estate-investor	474	0	0	0	474
Residential real estate	3,037	97	337	350	3,821
Home equity	955	17	0	98	1,070
Total	$16,693	$114	$337	$815	$17,959

	Twelve months ended September 30, 2024
(Dollars in thousands)	Current	30 – 59 days past due	60 – 89 days past due	> 89 days past due	Total
Commercial & industrial	$16,184	$0	$0	$0	$16,184
Construction real estate	10,500	0	0	0	10,500
Residential real estate	1,949	86	75	125	2,235
Home equity	299	0	0	0	299
Total	$28,932	$86	$75	$125	$29,218

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

The following table provides information on nonaccrual loans and leases:

	September 30, 2025			December 31, 2024
(Dollars in thousands)	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual
Nonaccrual loans
Commercial & industrial	$16,977	$6,855	$23,832	$1,939	$4,702	$6,641
Lease financing	4,542	1,343	5,885	1,982	4,245	6,227
Construction real estate	0	1,120	1,120	0	0	0
Commercial real estate	2,393	22,050	24,443	0	32,303	32,303
Residential real estate	0	16,452	16,452	0	16,700	16,700
Home equity	0	3,567	3,567	0	3,418	3,418
Installment	0	652	652	0	684	684
Total nonaccrual loans	$23,912	$52,039	$75,951	$3,921	$62,052	$65,973

Table of Content
Interest income recognized on loans and leases while on nonaccrual was insignificant for the both the three and nine months ended September 30, 2025 and was $0.2 million for the three months ended September 30, 2024 and $0.8 million for the nine months ended September 30, 2024.

A loan is considered to be collateral dependent when the borrower is experiencing financial difficulty and the repayment is expected to be provided substantially through the operation or sale of collateral. The following table presents the amortized cost basis of collateral dependent loans by class of loan.

	September 30, 2025
	Type of Collateral
(Dollar in thousands)	Business assets	Commercial real estate	Equipment	Land	Residential real estate	Other	Total
Class of loan
Commercial & industrial	$7,973	$0	$8,275	$0	$0	$7,584	$23,832
Lease financing	0	0	5,885	0	0	0	5,885
Construction real estate	0	1,120	0	0	0	0	1,120
Commercial real estate-investor	0	13,168	0	0	47	0	13,215
Commercial real estate-owner	0	9,334	1,894	0	0	0	11,228
Residential real estate	0	0	0	0	16,452	0	16,452
Home equity	0	0	0	0	3,567	0	3,567
Installment	0	0	0	0	0	652	652
Total	$7,973	$23,622	$16,054	$0	$20,066	$8,236	$75,951

	December 31, 2024
	Type of Collateral
(Dollar in thousands)	Business assets	Commercial real estate	Equipment	Land	Residential real estate	Other	Total
Class of loan
Commercial & industrial	$2,527	$0	$1,434	$0	$0	$2,680	$6,641
Lease financing	0	0	6,227	0	0	0	6,227
Commercial real estate-investor	0	26,132	0	0	27	0	26,159
Commercial real estate-owner	0	4,250	1,894	0	0	0	6,144
Residential real estate	0	0	0	0	16,700	0	16,700
Home equity	0	0	0	0	3,418	0	3,418
Installment	0	0	0	0	0	684	684
Total	$2,527	$30,382	$9,555	$0	$20,145	$3,364	$65,973

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

Table of Content
The components of the Company's net investments in direct financing and sales-type leases, which are included in Lease financing on the Consolidated Balance Sheets are as follows:

(Dollar in thousands)	September 30, 2025	December 31, 2024
Direct financing and sales-type leases
Lease receivables	$585,978	$581,651
Unguaranteed residual values	10,756	16,394
Total net investment in direct financing and sales-type leases	$596,734	$598,045

Interest income for direct financing and sales-type leases was $9.7 million and $9.3 million for the three months ended September 30, 2025 and September 30, 2024, respectively. Interest income for direct financing and sales-type leases was $28.5 million and $26.6 million for the nine months ended September 30, 2025 and September 30, 2024, respectively.

The remaining maturities of lease receivables were as follows:

(Dollars in thousands)	Direct financing and Sales-type
Remainder of 2025	$58,584
2026	201,815
2027	173,578
2028	112,015
2029	69,106
Thereafter	48,770
Total lease payments	663,868
Less: unearned income	(77,890)
Net lease receivables	$585,978

OREO. OREO consists of properties acquired by the Company primarily through the loan foreclosure or repossession process, that results in partial or total satisfaction of problem loans.

Changes in OREO were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2025	2024	2025	2024
Balance at beginning of period	$204	$30	$64	$106
Additions
Commercial real estate	0	0	0	0
Residential real estate	0	0	149	55
Total additions	0	0	149	55
Disposals
Commercial real estate	0	0	0	0
Residential real estate	(55)	0	(55)	(106)
Total disposals	(55)	0	(55)	(106)
Valuation adjustment
Commercial real estate	0	0	0	0
Residential real estate	(38)	0	(47)	(25)
Total valuation adjustment	(38)	0	(47)	(25)
Balance at end of period	$111	$30	$111	$30

Table of Content
NOTE 5:  ALLOWANCE FOR CREDIT LOSSES

Allowance for credit losses - loans and leases. The ACL is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. The ACL is increased by provision expense and decreased by charge-offs, net of recoveries of amounts previously charged-off. First Financial's policy is to charge-off all or a portion of a loan when, in management's opinion, it is unlikely to collect the principal amount owed in full, either through payments from the borrower or a guarantor or from the liquidation of collateral. Similarly, upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. Cumulative recovery payments credited to the ACL for any loan do not exceed the amount charged-off. Accrued interest receivable on loans and leases, which totaled $52.2 million and $53.2 million as of September 30, 2025 and December 31, 2024, respectively, is excluded from the estimate of credit losses.

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

First Financial's ACL is influenced by loan volumes, risk rating migration or delinquency status, and other conditions impacting loss expectations, such as reasonable and supportable forecasts of economic conditions. The ACL as of September 30, 2025 increased from year end due primarily due to higher individually evaluated reserves and an increase in qualitative reserves.

Table of Content

Changes in the allowance by loan category were as follows:

	Three months ended September 30, 2025
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction real estate	Commercial real estate	Residential real estate	Home Equity	Installment	Credit card	Total
Allowance for credit losses:
Balance at beginning of period	$53,395	$13,907	$18,908	$34,133	$17,089	$15,820	$2,808	$2,462	$158,522
Provision for credit losses	8,968	475	(3,034)	2,147	(1,567)	454	385	784	8,612
Gross charge-offs	(2,165)	(298)	(245)	(3,105)	0	(92)	(1,194)	(577)	(7,676)
Recoveries	202	291	0	1,138	58	94	609	66	2,458
Total net charge-offs	(1,963)	(7)	(245)	(1,967)	58	2	(585)	(511)	(5,218)
Ending allowance for credit losses	$60,400	$14,375	$15,629	$34,313	$15,580	$16,276	$2,608	$2,735	$161,916

	Three months ended September 30, 2024
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction real estate	Commercial real estate	Residential real estate	Home Equity	Installment	Credit card	Total
Allowance for credit losses:
Balance at beginning of period	$49,312	$13,919	$19,678	$34,022	$18,415	$13,890	$4,928	$2,021	$156,185
Provision for credit losses	5,698	1,502	1	770	163	618	637	541	9,930
Loans charged off	(5,471)	(368)	0	(261)	(60)	(90)	(1,510)	(768)	(8,528)
Recoveries	434	11	0	25	22	240	421	91	1,244
Total net charge-offs	(5,037)	(357)	0	(236)	(38)	150	(1,089)	(677)	(7,284)
Ending allowance for credit losses	$49,973	$15,064	$19,679	$34,556	$18,540	$14,658	$4,476	$1,885	$158,831

	Nine months ended September 30, 2025
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction real estate	Commercial real estate	Residential real estate	Home equity	Installment	Credit card	Total
Allowance for credit losses:
Beginning balance	$49,987	$13,079	$19,216	$35,721	$17,822	$14,774	$3,564	$2,628	$156,791
Provision for credit losses	25,065	3,323	(3,342)	465	(2,350)	1,468	791	1,417	26,837
Loans charged off	(15,339)	(2,358)	(245)	(3,105)	(16)	(278)	(3,635)	(1,540)	(26,516)
Recoveries	687	331	0	1,232	124	312	1,888	230	4,804
Total net charge-offs	(14,652)	(2,027)	(245)	(1,873)	108	34	(1,747)	(1,310)	(21,712)
Ending allowance for credit losses	$60,400	$14,375	$15,629	$34,313	$15,580	$16,276	$2,608	$2,735	$161,916

	Nine months ended September 30, 2024
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction real estate	Commercial real estate	Residential real estate	Home equity	Installment	Credit card	Total
Allowance for credit losses:
Beginning balance	$44,319	$12,365	$11,003	$34,903	$18,088	$13,322	$4,888	$2,545	$141,433
Provision for credit losses	15,137	3,189	8,676	5,035	500	1,135	4,583	1,251	39,506
Loans charged off	(10,315)	(561)	0	(5,582)	(131)	(237)	(5,780)	(2,094)	(24,700)
Recoveries	832	71	0	200	83	438	785	183	2,592
Total net charge-offs	(9,483)	(490)	0	(5,382)	(48)	201	(4,995)	(1,911)	(22,108)
Ending allowance for credit losses	$49,973	$15,064	$19,679	$34,556	$18,540	$14,658	$4,476	$1,885	$158,831

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

The ACL on unfunded commitments was $17.6 million as of September 30, 2025 and $16.9 million as of December 31, 2024. Additionally, First Financial recorded provision expense related to the allowance on unfunded commitments of $0.5 million for the three months ended September 30, 2025 and $0.7 million for the nine months ended September 30, 2025. First Financial

Table of Content
recorded provision expense related to the allowance on unfunded commitments of $0.7 million for the three months ended September 30, 2024 and provision recapture related to the allowance on unfunded commitments of $1.3 million for the nine months ended September 30, 2024.

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

Substantially all of the Company's lessee contracts are classified as operating leases. Under Topic 842, operating lease agreements are required to be recognized on the Consolidated Balance Sheets as an ROU asset and a corresponding lease liability. The Company's right to use an asset over the life of a lease is recorded as an ROU asset in Accrued interest and other assets on the Consolidated Balance Sheets and was $45.9 million and $49.9 million at September 30, 2025 and December 31, 2024, respectively. Certain adjustments to the ROU asset may be required for items such as initial direct costs paid or incentives received. First Financial recorded a $55.4 million and $59.8 million lease liability in Accrued interest and other liabilities on the Consolidated Balance Sheets at September 30, 2025 and December 31, 2024, respectively.

First Financial has operating and finance leases for land, office space and banking centers. These leases are generally for periods of 5 to 30 years with various renewal options. Certain renewal options are included in the measurement of the ROU assets and lease liabilities if they are reasonably certain to be exercised. Variable lease payments that are dependent on an index or a rate are initially measured using the index or rate at the commencement date and are included in the measurement of the lease liability. Variable lease payments that are not dependent on an index or a rate are excluded from the measurement of the lease liability and are recognized in profit and loss when incurred. Variable lease payments are defined as payments made for the right to use an asset that vary because of changes in facts or circumstances occurring after the commencement date, other than the passage of time. The Company has elected not to recognize short-term leases (terms of one year or less) as lease liabilities and right-of use assets; related expenses are recognized on a straight-line basis over the lease term. Additionally, the Company has elected to apply the risk-free discount rate for leases in which there is no implicit discount rate.

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

The components of lease expense were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2025	2024	2025	2024
Operating lease cost	$1,988	$2,010	$5,996	$6,088
Finance lease cost:
Amortization of right-of-use assets	25	27	76	82
Interest on lease liabilities	13	14	40	44
Variable lease cost	759	419	2,279	1,956
Total lease cost	$2,785	$2,470	$8,391	$8,170

Table of Content
Future minimum commitments due under these lease agreements as of September 30, 2025 are as follows:

(Dollars in thousands)	Operating leases	Finance leases
2025 (remaining three months)	$2,051	$37
2026	8,042	152
2027	7,668	155
2028	7,552	159
2029	7,100	160
Thereafter	36,365	807
Total lease payments	68,778	1,470
Less imputed interest	(13,359)	(296)
Total	$55,419	$1,174

Supplemental balance sheet information related to leases was as follows:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Operating leases
Operating lease right-of-use assets	$45,850	$49,895
Operating lease liabilities	55,419	59,801

Finance leases
Premises and equipment	$935	$1,284
Long-term debt	1,174	1,520

Weighted-average remaining lease term
Operating leases	11.2 years	11.5 years
Finance leases	10.4 years	11.8 years

Weighted-average discount rate
Operating leases	3.50%	3.48%
Finance leases	4.41%	3.85%

Supplemental cash flow information at September 30, 2025 and 2024 related to leases was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,121	$2,095	$6,338	$6,338
Operating cash flows from finance leases	13	14	40	44
Financing cash flows from finance leases	25	23	73	68
ROU assets obtained in exchange for lease obligations
Operating leases	0	(46)	399	1,713
Finance leases	0	0	(272)	0

NOTE 7: OPERATING LEASES - LESSOR

First Financial provides financing for various types of equipment through a variety of leasing arrangements. Operating leases are carried at cost less accumulated depreciation in the Consolidated Balance Sheets. Operating leases were $214.7 million and $209.1 million at September 30, 2025 and December 31, 2024, respectively, net of accumulated depreciation of $149.3 million and $93.6 million, respectively. The Company recorded lease income of $19.4 million and $14.6 million related to lease

Table of Content
payments for operating leases in Leasing business income in the Consolidated Statements of Income for the three months ended September 30, 2025 and 2024, respectively. The Company recorded lease income of $56.0 million and $39.1 million related to lease payments for operating leases in Leasing business income in the Consolidated Statements of Income for the nine months ended September 30, 2025 and 2024, respectively. Depreciation expense related to operating lease equipment was $13.9 million and $11.9 million for the three months ended September 30, 2025 and 2024, respectively. Depreciation expense related to operating lease equipment was $39.9 million and $31.8 million for the nine months ended September 30, 2025 and 2024, respectively. Depreciation expense related to operating lease equipment is included in Leasing business expense in the Consolidated Statements of Income.

First Financial performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. First Financial recognized no impairment losses associated with operating lease assets for the nine months ended September 30, 2025 or 2024. Recognized impairment losses, if any, would be recorded in Leasing business income in the Consolidated Statements of Income.

The future lease payments receivable from operating leases as of September 30, 2025 are as follows:

(Dollars in thousands)	Undiscounted cash flows
2025 (remaining three months)	$17,823
2026	63,651
2027	45,980
2028	26,308
2029	14,288
Thereafter	5,562
Total operating lease payments	$173,612

NOTE 8:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill. Assets and liabilities acquired in a business combination are recorded at their estimated fair values as of the acquisition date. The excess of the purchase price of the acquisition over the fair value of net assets acquired is recorded as goodwill.

Changes in the carrying amount of goodwill for the three and nine months ended September 30, 2025 and September 30, 2024 were as follows:

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

Goodwill is evaluated for impairment on an annual basis as of October 1 of each year, or whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value. First Financial performed its most recent annual impairment test as of October 1, 2024 and no impairment was indicated. As of September 30, 2025, no events or changes in circumstances indicated that the fair value of the reporting unit was below its carrying value.

Other intangible assets. Other intangible assets consist primarily of core deposit intangibles, customer lists, mortgage servicing rights and other miscellaneous intangibles, such as purchase commissions, non-compete agreements and trade name intangibles.

Table of Content

Core deposit intangibles represent the estimated fair value of acquired customer deposit relationships on the date of acquisition and are amortized on an accelerated basis over their estimated useful lives. First Financial's core deposit intangibles have an estimated remaining life of 2.5 years.

First Financial recorded a customer list intangible asset in conjunction with the Agile, Summit and Bannockburn acquisitions to account for the obligation or advantage on the part of either the Company or customers to continue pre-existing relationships subsequent to the merger. These customer list intangibles are being amortized on a straight-line basis over their estimated useful lives. The Agile customer list was $2.4 million at September 30, 2025 and $2.5 million at December 31, 2024, and is being amortized over an estimated remaining life of 11.4 years. The Summit customer list was $20.7 million and $22.6 million at September 30, 2025 and December 31, 2024, respectively, and is being amortized over an estimated remaining life of 8.3 years. The Bannockburn customer list was $17.6 million and $20.3 million at September 30, 2025 and December 31, 2024, respectively, and is being amortized over an estimated remaining life of 4.9 years.

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

Amortization expense recognized on other intangible assets for the three months ended September 30, 2025 and September 30, 2024 was $3.5 million and $3.3 million, which included MSR amortization of $1.1 million and $0.9 million, respectively. Amortization expense recognized on other intangible assets for the nine months ended September 30, 2025 and September 30, 2024 was $10.1 million and $9.7 million, which included MSR amortization of $3.0 million and $2.6 million, respectively.

The gross carrying amount and accumulated amortization of other intangible assets at September 30, 2025 and December 31, 2024 were as follows:

(Dollars in thousands)	September 30, 2025		December 31, 2024
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Core deposit intangibles	$41,750	$(34,482)	$41,750	$(32,302)
Customer lists	72,278	(31,551)	72,278	(26,822)
Other	9,269	(3,570)	9,381	(3,416)
Mortgage servicing rights	30,517	(10,414)	27,217	(8,795)
Total	$153,814	$(80,017)	$150,626	$(71,335)

NOTE 9:  BORROWINGS

Short-term borrowings, or borrowings that mature in less than one year, on the Consolidated Balance Sheets include repurchase agreements utilized for corporate sweep accounts with cash management account agreements in place, federal funds purchased, overnight advances from the FHLB and a short-term line of credit.

All repurchase agreements are subject to terms and conditions agreed to by the Bank and the client. To secure its liability to the client, the Bank is authorized to sell or repurchase U.S. Treasury, government agency and mortgage-backed securities. As of both September 30, 2025 and December 31, 2024, the Bank had no securities sold under agreements to repurchase.

The Company had $550.0 million and $625.0 million in short-term borrowings with the FHLB at September 30, 2025 and December 31, 2024, respectively. These short-term borrowings are used to manage normal liquidity needs and support the Company's asset and liability management strategies. Additionally, at September 30, 2025 and December 31, 2024, other short-

Table of Content
term borrowings included $45.2 million and $130.5 million, respectively, of collateral owed to counterparty banks by First Financial. First Financial had no federal funds purchased at September 30, 2025 or December 31, 2024.

First Financial also has a $40.0 million short-term credit facility with an unaffiliated bank that matures in December 2025, which is included in short-term borrowings. This facility has a variable interest rate and provides First Financial additional liquidity, if needed, for various corporate activities including the repurchase of First Financial common stock and the payment of dividends to shareholders. As of both September 30, 2025 and December 31, 2024, First Financial had no outstanding balance on this facility. The credit agreement requires First Financial to comply with certain covenants including those related to asset quality and capital levels, and First Financial was in compliance with all covenants associated with this facility as of both September 30, 2025 and December 31, 2024. This credit facility also required First Financial to pledge as collateral the Bank's common stock where the lender is granted a security interest in this collateral.

The following is a summary of First Financial's short-term borrowings:

(Dollars in thousands)	September 30, 2025	December 31, 2024
FHLB short-term borrowings	$550,000	$625,000
Other short-term borrowings	45,167	130,452
Total short-term borrowings	$595,167	$755,452

First Financial had $221.8 million and $347.5 million of long-term debt as of September 30, 2025 and December 31, 2024 respectively, which included subordinated notes, capital lease liabilities and an interest free loan with a municipality.

The following is a summary of First Financial's long-term debt:

	September 30, 2025		December 31, 2024
(Dollars in thousands)	Amount	Average rate	Amount	Average rate
Subordinated notes	$194,962	8.66%	$314,619	5.43%
Unamortized debt issuance costs	(953)	N/A	(1,227)	N/A
Notes issued in conjunction with acquisition of property and equipment	25,865	5.30%	31,822	4.95%
Capital lease liability	1,174	4.41%	1,520	3.85%
Capital loan with municipality	775	0.00%	775	0.00%
Total long-term debt	$221,823	8.25%	$347,509	5.39%

In 2015, First Financial issued $120.0 million of subordinated notes, which had a fixed interest rate of 5.13% payable semiannually and matured in August 2025. The matured notes were redeemed and therefore are no longer included in the Consolidated Balance Sheets as of September 30, 2025.

In April 2020, First Financial issued $150.0 million of fixed to floating rate subordinated notes. These subordinated notes had an initial fixed interest rate of 5.25% to, but excluding, May 15, 2025, payable semi-annually in arrears. From, and including, May 15, 2025, the interest rate on the subordinated notes reset quarterly to a floating rate per annum equal to a benchmark rate, currently the three-month term SOFR, plus 509 basis points, payable quarterly in arrears. As of September 30, 2025, the interest rate was 9.30%. The subordinated notes mature on May 15, 2030. These notes became redeemable by the Company in whole or in part beginning with the interest payment date of May 15, 2025. Subordinated notes are included in Long-term debt on the Consolidated Balance Sheets and treated as Tier 2 capital for regulatory capital purposes, subject to certain limitations. When subordinated notes are within five years of maturity, the tier 2 capital eligibility reduces by 20% each year. This subordinated debt issued in April 2020 that matures in May 2030 is eligible to be treated as Tier 2 capital for 80% of its original issuance amount at September 30, 2025 for regulatory capital purposes.

In addition, First Financial acquired $49.5 million of variable rate subordinated notes in the MSFG merger that were issued to previously formed trusts in exchange for the trust proceeds. These notes were recorded at fair value at the date of the MSFG merger and the Consolidated Balance Sheets include $45.0 million and $44.6 million for these notes at September 30, 2025 and December 31, 2024, respectively. Interest on the acquired subordinated notes is payable quarterly, in arrears, and the Company has the option to defer interest payments for a period not to exceed 20 consecutive quarters. These acquired subordinated notes mature 30 years after the date of original issuance and may be called at par following the 5 year anniversary of issuance. The original issue dates for these variable rate subordinated notes ranged from December 2002 to June 2007, and have maturity

Table of Content
dates ranging from December 2032 to June 2037. These variable rate subordinated notes are callable as of September 30, 2025 and are treated as Tier 1 capital for regulatory capital purposes.

Additionally, long-term borrowings included $25.9 million and $31.8 million of term notes, both with and without recourse, with an average interest rate of 5.30% and 4.95% at September 30, 2025 and December 31, 2024, respectively. These term notes were used to finance equity investments in the purchase of equipment to be leased to customers.

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

At September 30, 2025, for the interest rate client derivatives, the Company had a total counterparty notional amount outstanding of $2.3 billion, spread among seven counterparties, with an estimated fair value, including accrued interest, of $29.4 million. At December 31, 2024, the Company had interest rate client derivatives with a total counterparty notional amount outstanding of $2.2 billion, spread among six counterparties, with an estimated fair value of $91.7 million.

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

At September 30, 2025, for foreign exchange contracts, the Company had total counterparty notional amount outstanding of $7.5 billion spread among four counterparties, with an estimated fair value of $17.1 million. At December 31, 2024, the Company had total counterparty notional amounts outstanding of $5.8 billion spread among four counterparties, with an estimated fair value of $29.0 million.

In connection with its use of foreign exchange contracts, First Financial and its counterparties may be required to post cash collateral to offset the market position of the derivative instruments. First Financial maintains the right to offset these derivative positions with the collateral posted against them by or with the relevant counterparties.

In 2024, a single foreign exchange trade was mutually terminated and the counterparty was not able to immediately fully satisfy the obligation under the agreement. As such, at December 31, 2024, a $45.0 million receivable was established in Accrued interest and other assets on the Consolidated Balance Sheet, and the Company considers this receivable a classified asset for asset quality purposes. At September 30, 2025, there was $37.0 million outstanding related to this receivable.

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

At September 30, 2025, for commodities contracts, the Company had total counterparty notional amount outstanding of $21.8 million with four counterparties and an estimated fair value, including commodities receivable, of $0.2 million. At December 31, 2024, the Company had total counterparty notional amount outstanding of $1.7 million with three counterparties and an estimated fair value of $0.2 million.

Cash flow hedges. First Financial enters into interest rate collars and floors, which are designated as cash flow hedges, to mitigate interest rate risk on variable-rate commercial loan pools. As of both September 30, 2025 and December 31, 2024, these hedges were determined to be effective and are expected to remain effective during the remaining terms. Changes in the fair value of cash flow hedges included in the assessment of hedge effectiveness are recorded in AOCI and reclassified from AOCI to current period earnings when the hedged item affects earnings. Reclassified gains and losses on interest rate contracts related to C&I loans are recorded within interest income in the Consolidated Statements of Income.

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

The notional value of the Company's cash flow hedges was $1.0 billion at September 30, 2025, with a $0.2 million gain recorded in AOCI in the Consolidated Balance Sheet. As of September 30, 2025, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 39 months. It is estimated that $0.7 million will be reclassified from OCI to interest income during the next 12 months.

At December 31, 2024, the notional value of the Company's cash flow hedges was $1.0 billion, with a $1.2 million loss recorded in AOCI in the Consolidated Balance Sheet.

The effect of derivative instruments in cash flow hedging relationships on the Consolidated Statements of Income for the three months ended September 30, were as follows:

Table of Content

Derivatives in Cash Flow Hedging Relationship	Location of Gain or (Loss) Reclassified from AOCI into income	Gain (loss) reclassified from AOCI on Derivatives		Gain (loss) recognized in OCI on Derivatives
(Dollars in thousands)		September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest rate contracts	Interest income/(expense)	$(199)	$(199)	$(608)	$3,116

The effect of derivative instruments in cash flow hedging relationships on the Consolidated Statements of Income for the nine months ended September 30, were as follows:

Derivatives in Cash Flow Hedging Relationship	Location of Gain or (Loss) Reclassified from AOCI into income	Gain (loss) reclassified from AOCI on Derivatives		Gain (loss) recognized in OCI on Derivatives
(Dollars in thousands)		September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest rate contracts	Interest income/(expense)	$(596)	$(596)	$1,386	$(1,433)

The following table details the classification and amounts of interest rate derivatives, foreign exchange contracts and cash flow hedges recognized in the Consolidated Balance Sheets:

	September 30, 2025			December 31, 2024
		Estimated fair value			Estimated fair value
(Dollars in thousands)	Notional amount	Gain (1)	Loss (2)	Notional amount	Gain (1)	Loss (2)
Derivatives not designated as qualifying hedging instruments
Interest rate derivatives - instruments associated with loans
Matched interest rate contracts with borrowers	$2,295,929	$22,169	$(49,282)	$2,211,542	$6,849	$(95,341)
Matched interest rate contracts with counterparty	2,295,929	49,209	(22,133)	2,211,542	95,292	(6,849)
Foreign exchange contracts
Matched foreign exchange contracts with customers	7,464,741	122,473	(105,350)	5,772,686	161,686	(132,732)
Match foreign exchange contracts with counterparty	7,407,315	105,350	(122,473)	5,741,839	132,732	(161,686)
Commodity contracts
Matched commodity with client	21,861	968	(742)	1,717	0	(158)
Matched commodity with counterparty	21,770	742	(968)	1,701	158	0
Total derivatives not designated as qualifying hedging instruments	19,507,545	300,911	(300,948)	15,941,027	396,717	(396,766)

Derivatives designated as qualifying hedging instruments
Cash flow hedges
Interest rate collars and floors	1,000,000	1,037	0	1,000,000	387	(619)
Total derivatives designated as qualifying hedging instruments	1,000,000	1,037	0	1,000,000	387	(619)
Total	$20,507,545	$301,948	$(300,948)	$16,941,027	$397,104	$(397,385)
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

Table of Content
The following tables disclose the gross and net amounts of interest rate derivatives, foreign exchange contracts, commodities and cash flow hedges that are offset in the Consolidated Balance Sheets or that are subject to enforceable master netting arrangements:

	September 30, 2025
				Gross Amounts Not offset in Consolidated Balance Sheet
(Dollars in thousands)	Gross amounts of recognized assets (2)	Gross amounts offset in the Consolidated Balance Sheets	Net amounts presented in the Consolidated Balance Sheets	Financial instruments recognized amounts	Cash or financial instrument collateral (3)	Net amount
Interest rate contracts (1)	$71,379	$0	$71,379	$(40,388)	$(20,080)	$10,911
Foreign exchange contracts	285,249	0	285,249	(85,786)	(19,563)	179,900
Commodity contracts	1,568	0	1,568	(574)	0	994
Cash flow hedges	1,037	0	1,037	0	(1,037)	0
Total	$359,233	$0	$359,233	$(126,748)	$(40,680)	$191,805

	September 30, 2025
				Gross Amounts Not offset in Consolidated Balance Sheet
(Dollars in thousands)	Gross amounts of recognized liabilities (2)	Gross amounts offset in the Consolidated Balance Sheets	Net amounts presented in the Consolidated Balance Sheets	Financial instruments recognized amounts	Cash or financial instrument collateral (3)	Net amount
Interest rate contracts (1)	$71,415	$0	$71,415	$(22,947)	$0	$48,468
Foreign exchange contracts	227,825	0	227,825	(104,004)	0	123,821
Commodity contracts	1,453	0	1,453	(467)	(593)	393
Cash flow hedges	0	0	0	0	0	0
Total	$300,693	$0	$300,693	$(127,418)	$(593)	$172,682

	December 31, 2024
				Gross Amounts Not offset in Consolidated Balance Sheet
(Dollars in thousands)	Gross amounts of recognized assets (2)	Gross amounts offset in the Consolidated Balance Sheets	Net amounts presented in the Consolidated Balance Sheets	Financial instruments recognized amounts	Cash or financial instrument collateral (3)	Net amount
Interest rate contracts (1)	$102,141	$0	$102,141	$(721)	$(98,510)	$2,910
Foreign exchange contracts	325,266	0	325,266	(131,530)	0	193,736
Commodity contracts	174	0	174	0	0	174
Cash flow hedges	387	0	387	(387)	0	0
Total	$427,968	$0	$427,968	$(132,638)	$(98,510)	$196,820

Table of Content

	December 31, 2024
				Gross Amounts Not offset in Consolidated Balance Sheet
(Dollars in thousands)	Gross amounts of recognized liabilities (2)	Gross amounts offset in the Consolidated Balance Sheets	Net amounts presented in the Consolidated Balance Sheets	Financial instruments recognized amounts	Cash or financial instrument collateral (3)	Net amount
Interest rate contracts (1)	$102,150	$0	$102,150	$(3,896)	$0	$98,254
Foreign exchange contracts	294,419	0	294,419	(115,757)	(16,976)	161,686
Commodity contracts	158	0	158	0	0	158
Cash flow hedges	619	0	619	(387)	0	232
Total	$397,346	$0	$397,346	$(120,040)	$(16,976)	$260,330

(1) Includes accrued interest receivable.
(2) Amount does not include IRLCs because these instruments are not subject to master netting or similar arrangements
(3) Amount of collateral received is an offset to asset positions or pledged as an offset of liability positions

The following table details the derivative financial instruments and the average remaining maturities at September 30, 2025:

(Dollars in thousands)	Notional amount	Average maturity (years)	Fair value
Interest rate contracts
Receive fixed, matched interest rate contracts with borrower	$2,295,929	3.8	$(27,113)
Pay fixed, matched interest rate contracts with counterparty	2,295,929	3.8	27,076
Foreign exchange contracts
Foreign exchange contracts-pay USD	7,464,741	0.6	17,123
Foreign exchange contracts-receive USD	7,407,315	0.6	(17,123)
Commodities contracts
Client commodity contracts	21,861	0.5	226
Counterparty commodity contracts	21,770	0.5	(226)
Total client derivatives	19,507,545	1.3	(37)

Cash flow hedges
Interest rate collars and floors on loan pools	1,000,000	2.0	1,037
Total cash flow hedges	1,000,000	2.0	1,037
Total	$20,507,545	1.4	$1,000

At September 30, 2025, the derivative collateral owed by the Company to counterparty banks was $24.8 million with $11.4 million restricted within cash and due from banks on the Company's Consolidated Balance Sheet and $36.2 million recorded in short-term borrowings. Derivative collateral owed by the Company to the counterparty banks at December 31, 2024 was $115.4 million with $15.0 million restricted within cash and due from banks and $130.5 million recorded in short-term borrowings.

Credit derivatives. In conjunction with participating interests in commercial loans, First Financial periodically enters into risk participation agreements with counterparties whereby First Financial either assumes or sells a portion of the credit exposure associated with an interest rate swap on the participated loan in exchange for a fee. Under these agreements, First Financial will either make a payment to or receive a payment from the counterparty if the loan customer defaults on its obligation to perform under the interest rate swap contract. The total notional value of the purchased risk agreements totaled $193.5 million as of September 30, 2025 and $204.8 million as of December 31, 2024. The total notional value of the sold risk agreements totaled $104.8 million as of September 30, 2025 and $106.0 million as of December 31, 2024. The net fair value of these agreements was recorded in Accrued interest and other liabilities on the Consolidated Balance Sheets and was insignificant at both September 30, 2025 and December 31, 2024.

Table of Content
Mortgage derivatives. First Financial enters into IRLCs and forward commitments for the future delivery of mortgage loans to third party investors, which are considered derivatives. When borrowers secure an IRLC with First Financial and the loans are intended to be sold, First Financial will enter into forward commitments for the future delivery of the loans to third party investors in order to hedge against the effect of changes in interest rates impacting IRLCs and loans held for sale. At September 30, 2025, the notional amount of the IRLCs was $54.9 million and the notional amount of forward commitments was $52.5 million. As of December 31, 2024, the notional amount of IRLCs was $27.8 million and the notional amount of forward commitments was $22.3 million. The fair value on these agreements was insignificant at September 30, 2025 and $0.2 million at December 31, 2024, and was recorded in Accrued interest and other assets on the Consolidated Balance Sheets.

NOTE 11:  COMMITMENTS AND CONTINGENCIES

First Financial offers a variety of financial instruments including loan commitments and letters of credit to assist clients in meeting their requirement for liquidity and credit enhancement. GAAP does not require these financial instruments to be recorded in the Consolidated Financial Statements.

First Financial utilizes the same credit policies in issuing commitments and conditional obligations as it does for credit instruments recorded on the Consolidated Balance Sheets. First Financial’s exposure to credit loss in the event of non-performance by the counterparty was represented by the contractual amounts of those instruments. First Financial estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company in accordance with ASC 326. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life consistent with the Company's ACL methodology for loans and leases. Adjustments to the reserve for unfunded commitments are recorded in Provision for (recapture of) credit losses - unfunded commitments in the Consolidated Statements of Income. First Financial had $17.6 million and $16.9 million of reserves for unfunded commitments recorded in Accrued interest and other liabilities on the Consolidated Balance Sheets at September 30, 2025 and December 31, 2024, respectively.

Loan commitments. Loan commitments are agreements to extend credit to a client, absent any violation of conditions established in the commitment agreement.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if deemed necessary by First Financial upon extension of credit, is based on management’s credit evaluation of the client.  The collateral held varies, but may include securities, real estate, inventory, plant or equipment. First Financial had commitments to extend credit of $4.1 billion at September 30, 2025 and $3.8 billion at December 31, 2024. As of September 30, 2025, commitments with a fixed interest rate totaled $71.1 million while commitments with variable interest rates totaled $4.0 billion. At December 31, 2024, commitments with a fixed interest rate totaled $69.3 million while commitments with variable interest rates totaled $3.7 billion. First Financial's fixed rate commitments have interest rates ranging from 0.00% to 21.00% at both September 30, 2025 and December 31, 2024 and have maturities ranging from less than one year to 31.0 years at September 30, 2025 and maturities ranging from less than one year to 31.6 years at December 31, 2024.

The following table presents by type First Financial's active loan balances and related obligations to extend credit:

	September 30, 2025		December 31, 2024
(dollars in thousands)	Unfunded commitment	Loan balance	Unfunded commitment	Loan balance
Commercial & industrial	$1,932,137	$3,838,630	$1,887,965	$3,815,858
Lease financing	0	596,734	0	598,045
Construction real estate	509,759	627,960	327,743	779,446
Commercial real estate-investor	184,202	3,052,134	95,810	3,093,384
Commercial real estate-owner	38,501	996,236	40,791	968,360
Residential real estate	0	1,494,464	76,401	1,462,284
Home equity	1,061,179	935,975	1,002,965	849,039
Installment	27,590	109,764	33,200	133,051
Credit card	320,783	62,654	285,782	62,311
Total	$4,074,151	$11,714,551	$3,750,657	$11,761,778

Table of Content
Letters of credit. Letters of credit are conditional commitments issued by First Financial to guarantee the performance of a client to a third party.  First Financial’s letters of credit consist of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services.  The risk to First Financial arises from its obligation to make payment in the event of the client's contractual default to produce the contracted good or service to a third party.  First Financial issued letters of credit aggregating $26.5 million and $25.1 million at September 30, 2025 and December 31, 2024, respectively. Management conducts regular reviews of these instruments on an individual client basis.

Risk participation agreements. In conjunction with participating interests in commercial loans, First Financial periodically enters into risk participation agreements with counterparties whereby First Financial either assumes or sells a portion of the credit exposure associated with an interest rate swap on the participated loan in exchange for a fee. Under these agreements, First Financial will either make a payment to or receive a payment from the counterparty if the loan customer defaults on its obligation to perform under the interest rate swap contract. The total notional amount of the risk participation agreements was $298.2 million and $310.7 million at September 30, 2025 and December 31, 2024, respectively.

Affordable housing projects and other tax credit investments. First Financial is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved qualified affordable housing, renewable energy, or other renovation or community revitalization projects. These investments are included in Accrued interest and other assets in the Consolidated Balance Sheets, with any unfunded commitments included in Accrued interest and other liabilities in the Consolidated Balance Sheets. As of September 30, 2025, First Financial expects to recover its remaining investments through the use of the tax credits that are generated by the investments.

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

The following table summarizes First Financial's investments in affordable housing projects and other tax credit investments.

(Dollars in thousands)		September 30, 2025		December 31, 2024
Investment	Accounting Method	Investment	Unfunded commitment	Investment	Unfunded commitment
LIHTC	Proportional amortization	$160,580	$75,995	$148,942	$72,830
HTC	Proportional amortization	10,742	56	14,077	56
HTC	Equity	8,446	5,855	8,781	6,656
NMTC	Equity	702	0	1,191	0
Renewable energy	Equity	25,120	15,143	10,571	222
Total		$205,590	$97,049	$183,562	$79,764

The following table summarizes First Financial's amortization expense and tax benefit recognized in affordable housing projects and other tax credit investments.

		Three months ended
		September 30, 2025		September 30, 2024
(Dollars in thousands)		Amortization expense (1)	Tax expense (benefit) recognized (2)	Amortization expense (1)	Tax expense (benefit) recognized (2)
LIHTC	Proportional amortization	$4,001	$(4,092)	$3,398	$(3,905)
HTC	Proportional amortization	868	(1,033)	1,193	(1,104)
HTC	Equity	112	(101)	0	0

Table of Content

NMTC	Equity	0	0	31	(1)
Renewable energy	Equity	0	0	0	0
Total		$4,981	$(5,226)	$4,622	$(5,010)

		Nine months ended
		September 30, 2025		September 30, 2024
(Dollars in thousands)	Accounting Method	Amortization expense (1)	Tax expense (benefit) recognized (2)	Amortization expense (1)	Tax expense (benefit) recognized (2)
LIHTC	Proportional amortization	$12,974	$(13,392)	$10,506	$(11,926)
HTC	Proportional amortization	3,335	(3,099)	2,092	(3,312)
HTC	Equity	335	(303)	0	0
NMTC	Equity	0	0	94	(4)
Renewable energy	Equity	0	0	0	0
Total		$16,644	$(16,794)	$12,692	$(15,242)

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

Contingencies/Litigation. As part of the ordinary course of business, First Financial and its subsidiaries are parties to litigation, including claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral, foreclosure interests that are incidental to our regular business activities and other matters. First Financial and its subsidiaries are engaged in various matters of litigation and have a number of unresolved claims pending. While the ultimate liability with respect to these litigation matters and claims cannot be determined at this time, First Financial believes that damages, if any, and other amounts relating to pending matters are not probable or cannot be reasonably estimated as of September 30, 2025. Reserves are established for these various matters of litigation when appropriate under FASB ASC Topic 450, Contingencies, based in part upon the advice of legal counsel. First Financial had no reserves related to litigation matters as of September 30, 2025 or December 31, 2024.

NOTE 12:  INCOME TAXES

For the third quarter of 2025, income tax expense was $18.8 million, resulting in an effective tax rate of 20.7% compared to $12.4 million and an effective tax rate of 19.2% for the comparable period in 2024. For the first nine months of 2025, income tax expense was $48.9 million, resulting in an effective tax rate of 20.2% compared to $37.5 million and an effective tax rate of 18.6% for the comparable period in 2024. The higher effective tax rate in 2025 is primarily driven by higher taxable income and fewer federal income tax credits recognized.

At both September 30, 2025 and December 31, 2024, First Financial had no unrecognized tax benefits. As defined by FASB ASC Topic 740-10, Income Taxes, an unrecognized tax benefit is a position that if recognized would favorably impact the effective income tax rate in future periods. First Financial recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. At September 30, 2025 and December 31, 2024, the Company had no interest or penalties recorded.

On July 4, 2025, the legislation formally titled “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14,” which is commonly referred to as the One Big Beautiful Bill (“the Act”) was signed into law. First Financial has evaluated the income tax implications of the Act and has applied the new law to current and deferred income tax calculations beginning in the third quarter of 2025. Deferred tax assets increased significantly from the second quarter of 2025 to the third quarter of 2025 due to Section 168(k) bonus depreciation being increased to 100% for assets placed in service after January 19, 2025.

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

First Financial made no cash contributions to the pension plan during the nine months ended September 30, 2025 or the year ended December 31, 2024. Since the plan is fully funded, First Financial does not expect to make any contributions to the plan in 2025.

As a result of the plan’s actuarial projections, First Financial recorded expense in the Company's Consolidated Statements of Income, as set forth in the following table:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2025	2024	2025	2024
Service cost	$2,615	$2,624	$8,165	$7,474
Interest cost	1,400	1,080	4,250	3,680
Expected return on assets	(2,527)	(2,647)	(7,627)	(7,897)
Amortization of prior service cost	4	4	4	4
Net actuarial loss	652	485	1,902	1,235
Net periodic benefit cost (income)	$2,144	$1,546	$6,694	$4,496
NOTE 14:  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss).  The following table summarizes the changes within each classification of AOCI:

	Three months ended September 30, 2025
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Unrealized gain (loss) on debt securities	$30,469	$3	$30,466	$(6,711)	$23,755	$(216,733)	$23,755	$(192,978)
Unrealized gain (loss) on derivatives	(990)	(199)	(791)	183	(608)	818	(608)	210
Retirement obligation	0	(656)	656	(151)	505	(29,520)	505	(29,015)
Foreign currency translation	(268)	0	(268)	0	(268)	(949)	(268)	(1,217)
Total	$29,211	$(852)	$30,063	$(6,679)	$23,384	$(246,384)	$23,384	$(223,000)

	Three months ended September 30, 2024
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Unrealized gain (loss) on debt securities	$94,520	$(17,694)	$112,214	$(24,717)	$87,497	$(291,143)	$87,497	$(203,646)
Unrealized gain (loss) on derivatives	3,855	(199)	4,054	(938)	3,116	(794)	3,116	2,322
Retirement obligation	0	(489)	489	(113)	376	(30,540)	376	(30,164)
Foreign currency translation	158	0	158	0	158	(932)	158	(774)
Total	$98,533	$(18,382)	$116,915	$(25,768)	$91,147	$(323,409)	$91,147	$(232,262)

Table of Content

	Nine months ended September 30, 2025
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Unrealized gain (loss) on debt securities	$71,577	$(9,908)	$81,485	$(17,949)	$63,536	$(256,514)	$63,536	$(192,978)
Unrealized gain (loss) on derivatives	1,207	(596)	1,803	(417)	1,386	(1,176)	1,386	210
Retirement obligation	0	(1,906)	1,906	(441)	1,465	(30,480)	1,465	(29,015)
Foreign currency translation	412	0	412	0	412	(1,629)	412	(1,217)
Total	$73,196	$(12,410)	$85,606	$(18,807)	$66,799	$(289,799)	$66,799	$(223,000)

	Nine months ended September 30, 2024
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Unrealized gain (loss) on debt securities	$75,223	$(25,212)	$100,435	$(22,123)	$78,312	$(281,958)	$78,312	$(203,646)
Unrealized gain (loss) on derivatives	(2,460)	(596)	(1,864)	431	(1,433)	3,755	(1,433)	2,322
Retirement obligation	0	(1,239)	1,239	(286)	953	(31,117)	953	(30,164)
Foreign currency translation	(275)	0	(275)	0	(275)	(499)	(275)	(774)
Total	$72,488	$(27,047)	$99,535	$(21,978)	$77,557	$(309,819)	$77,557	$(232,262)

The following table presents the activity reclassified from accumulated other comprehensive income into income during the three and nine month periods ended September 30, 2025 and 2024, respectively:

	Amount reclassified from accumulated other comprehensive income (loss)
	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2025	2024	2025	2024	Affected Line Item in the Consolidated Statements of Income
Gains and losses on cash flow hedges
Interest rate contracts	$(199)	$(199)	$(596)	$(596)	Interest income - Loans and leases, including fees
Realized gain (loss) on securities available-for-sale	3	(17,694)	(9,908)	(25,212)	Net gain (loss) on investments securities
Defined benefit pension plan
Amortization of prior service cost (1)	(4)	(4)	(4)	(4)	Other noninterest expense
Recognized net actuarial loss (1)	(652)	(485)	(1,902)	(1,235)	Other noninterest expense
Defined benefit pension plan total	(656)	(489)	(1,906)	(1,239)
Total reclassifications for the period, before tax	$(852)	$(18,382)	$(12,410)	$(27,047)
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

Table of Content
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

Bankcard income. The Company earns interchange fees from cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized concurrent with the transaction processing services provided to the cardholder. Interchange income is presented on the Consolidated Statements of Income net of expenses. Gross interchange income for the third quarter of 2025 was $7.7 million, partially offset by $4.1 million of expenses within Noninterest income. Gross interchange income for the three months ended September 30, 2024 was $7.6 million, partially offset by $3.9 million of expenses within Noninterest income. Gross interchange income for the first nine months of 2025 was $22.5 million, partially offset by $11.9 million of expenses within Noninterest income. Gross interchange income for the nine months of 2024 was $22.5 million, partially offset by $11.8 million of expenses within Noninterest income.

Foreign exchange income. Foreign exchange income includes both spot and forward income in First Financial's Consolidated Statements of Income. Forward income is excluded from the scope of ASU 2019-04; however, spot income is within the scope of the guidance. A foreign exchange spot trade is a trade made for immediate exchange and delivery of the currency, thus satisfying the performance obligation. Income from foreign exchange spot trades was $2.6 million and $2.3 million for the third quarters of 2025 and 2024, respectively. Income from foreign exchange spot trades was $8.0 million and $7.8 million for the first nine months of 2025 and 2024, respectively.

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

Table of Content

NOTE 16:  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2025	2024	2025	2024
Numerator
Net income available to common shareholders	$71,923	$52,451	$193,212	$163,945

Denominator
Weighted average shares outstanding for basic earnings per common share	94,889,341	94,473,666	94,799,411	94,377,010
Effect of dilutive securities
Employee stock awards	864,457	1,005,844	874,682	1,001,228
Adjusted weighted average shares for diluted earnings per common share	95,753,798	95,479,510	95,674,093	95,378,238

Earnings per share available to common shareholders
Basic	$0.76	$0.56	$2.04	$1.74
Diluted	$0.75	$0.55	$2.02	$1.72

Stock options and warrants with exercise prices greater than the average market price of the common shares were not included in the computation of net income per diluted share, as they would have been antidilutive.  First Financial had no options or warrants outstanding at September 30, 2025 or September 30, 2024.

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

Table of Content
The estimated fair values of First Financial’s financial instruments not measured at fair value on a recurring or nonrecurring basis in the consolidated financial statements were as follows:

	Carrying	Estimated fair value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
September 30, 2025
Financial assets
Cash and interest-bearing deposits with other banks	$739,739	$739,739	$739,739	$0	$0
Investment securities held-to-maturity	71,595	65,911	0	65,911	0
Other investments (1)	12,739	12,739	1,691	40	11,008
Loans and leases	11,552,635	11,444,671	0	0	11,444,671
Accrued interest receivable	66,865	66,865	0	14,672	52,193

Financial liabilities
Deposits	14,433,448	14,427,984	0	14,427,984	0
Short-term borrowings	595,167	595,167	595,167	0	0
Long-term debt	221,823	227,368	0	227,368	0
Accrued interest payable	35,301	35,301	4,750	30,551	0

	Carrying	Estimated fair value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
December 31, 2024
Financial assets
Cash and interest-bearing deposits with other banks	$904,486	$904,486	$904,486	$0	$0
Investment securities held-to-maturity	76,960	68,989	0	68,989	0
Other investments (1)	11,570	11,570	1,530	40	10,000
Loans and leases	11,604,987	11,417,941	0	0	11,417,941
Accrued interest receivable	67,420	67,420	0	14,263	53,157

Financial liabilities
Deposits	14,329,138	14,322,815	0	14,322,815	0
Short-term borrowings	755,452	755,452	755,452	0	0
Long-term debt	347,509	346,613	0	346,613	0
Accrued interest payable	43,411	43,411	4,663	38,748	0
(1) FHLB stock and FRB stock of $104.4 million and $103.0 million as of September 30, 2025 and December 31, 2024, respectively, are excluded from the numbers above.

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

Collateral dependent loans. Collateral dependent loans are defined as loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrowers are experiencing financial difficulty. Collateral dependent loans are carried at fair value when the value of the operation or collateral less any costs to sell is not sufficient to cover the remaining balance. In these instances, the loans will either be partially charged-off or receive specific allocations of the allowance for credit losses. For collateral dependent loans, fair value is generally based on real estate appraisals, a calculation of enterprise value or a valuation of business assets including equipment, inventory and accounts receivable. These loans had a principal amount of $23.9 million and $3.9 million at September 30, 2025 and December 31, 2024, respectively, with a valuation allowance of $10.1 million and $2.1 million at September 30, 2025 and December 31, 2024, respectively.

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

Mortgage servicing rights. Mortgage servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount. If the carrying amount of the servicing asset exceeds fair value, impairment is recorded so that the servicing asset is carried at fair value. Fair value is determined based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model utilized a discount rate of 11.63% at September 30, 2025

Table of Content
and 11.52% at December 31, 2024, respectively, weighted average prepayment speeds of 6.29% at September 30, 2025 and 5.96% at December 31, 2024, respectively, and other economic factors that market participants would use in estimating future net servicing income and that can be validated against available market data.

The financial assets and liabilities measured at fair value on a recurring basis in the consolidated financial statements were as follows:

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/liabilities at fair value
September 30, 2025
Assets
Investment securities available-for-sale	$94	$3,374,340	$48,161	$3,422,595
Loans held for sale	0	21,466	0	21,466
Interest rate derivative contracts	0	71,404	0	71,404
Foreign exchange derivative contracts	0	227,823	0	227,823
Interest rate collars and floors	0	1,037	0	1,037
Commodities contracts	0	226	0	226
Total	$94	$3,696,296	$48,161	$3,744,551

Liabilities
Interest rate derivative contracts	$0	$71,806	$0	$71,806
Foreign exchange derivative contracts	0	227,823	0	227,823
Commodities contracts	0	226	0	226
Total	$0	$299,855	$0	$299,855

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/liabilities at fair value
December 31, 2024
Assets
Investment securities available-for-sale	$91	$3,139,503	$44,182	$3,183,776
Loans held for sale	0	13,181	0	13,181
Interest rate derivative contracts	0	102,152	0	102,152
Foreign exchange derivative contracts	0	294,418	0	294,418
Interest rate collars and floors	0	387	0	387
Commodities contracts	0	158	0	158
Total	$91	$3,549,799	$44,182	$3,594,072

Liabilities
Interest rate derivative contracts	$0	$102,265	$0	$102,265
Foreign exchange derivative contracts	0	294,418	0	294,418
Interest rate collars and floors	0	619	0	619
Commodities contracts	0	158	0	158
Total	$0	$397,460	$0	$397,460

Table of Content
The following table presents a reconciliation for certain AFS securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2025	2024	2025	2024
Beginning balance	$42,569	$31,428	$44,182	$32,945
Accretion (amortization)	(20)	(47)	(60)	(73)
Increase (decrease) in fair value	6	(549)	(15)	(527)
Settlements	(5,209)	(1,924)	(6,761)	(3,437)
Transfers into level 3	10,815	17,172	10,815	17,172
Ending balance	$48,161	$46,080	$48,161	$46,080

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis.  Adjustments to the fair value of these assets usually result from the application of fair value accounting or write-downs of individual assets.  The following table summarizes financial assets and liabilities measured at fair value on a nonrecurring basis.

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3
September 30, 2025
Assets
Collateral dependent loans
Commercial & industrial	$0	$0	$9,328
Commercial real estate	0	0	2,258
Lease financing	0	0	2,226
OREO	0	0	111

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3
December 31, 2024
Assets
Collateral dependent loans
Commercial & industrial	$0	$0	$793
Lease financing	0	0	1,012

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

The aggregate fair value of the Company’s residential mortgage loans held for sale as of September 30, 2025 and December 31, 2024 was $21.5 million and $13.2 million, respectively. The aggregate unpaid principal balance of the Company’s residential mortgage loans held for sale as of September 30, 2025 and December 31, 2024 was $19.8 million and $12.4 million, respectively. The resulting difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected was $1.7 million and $0.8 million as of September 30, 2025 and December 31, 2024, respectively.

Changes in the estimated fair value of residential mortgage loans held for sale are reported as a component of Net gain from sales of loans in the Company’s Consolidated Statements of Income. The change in fair value of the Company’s residential

Table of Content
mortgage loans held for sale resulted in a gain of $0.2 million for the quarter ended September 30, 2025 and a loss of $0.1 million for the same period in 2024. The change in fair value of the Company’s residential mortgage loans held for sale resulted in gains of $0.9 million and $0.4 million for the nine months ended September 30, 2025 and September 30, 2024, respectively.

NOTE 18:  BUSINESS COMBINATIONS

Pending acquisitions

BankFinancial Corporation
In August 2025, First Financial Bancorp entered into an Agreement and Plan of Merger with BankFinancial Corporation, a Maryland corporation. Upon completion of the transaction, BankFinancial, National Association, a national banking association, and a wholly owned subsidiary of BankFinancial Corporation, will merge into First Financial Bank. As of September 30, 2025, BankFinancial Corporation operated 18 full-service banking offices and had, on an unaudited basis, approximately $1.5 billion of total assets, $759.8 million of total loans and $1.2 billion of total deposits.

Upon the terms and subject to the conditions set forth in the merger agreement, at the effective time of the merger, each share of common stock of BankFinancial Corporation will be converted into the right to receive 0.48 of a share of First Financial common stock.

The completion of the merger is subject to customary conditions, including approval of the merger by BankFinancial’s stockholders, authorization for listing on the NASDAQ Stock Market LLC of the shares of First Financial Common Stock to be issued in connection with the merger, subject to official notice of issuance, the receipt of specified governmental consents and approvals that are necessary to consummate the transactions contemplated by the merger agreement and termination or expiration of all applicable waiting periods, and the absence of any order or other restraint preventing the consummation of the merger. Each party’s obligation to complete the merger is also subject to certain additional customary conditions, including, subject to certain exceptions, the accuracy of the representations and warranties of the other party, performance in all material respects by the other party of its obligations under the merger agreement, and receipt by such party of an opinion from counsel to the effect that the merger will qualify as a reorganization.

No First Financial shareholder approval is required, but the transaction is subject to approval by BankFinancial shareholders at a special meeting to be held on December 18, 2025. First Financial expects the acquisition to close in the first quarter of 2026.

This pending acquisition expands First Financial’s presence in the Chicago market with a strong core deposit franchise while supplementing its existing commercial banking and wealth management lines of business.

Closed acquisitions

Westfield Bancorp, Inc.
Subsequent to the end of the third quarter, effective November 1, 2025, First Financial Bancorp acquired Westfield Bancorp, Inc., an Ohio corporation. Upon completion of the transaction, Westfield Bank, FSB, a federal savings bank, and a wholly owned subsidiary of Westfield Bancorp, merged into First Financial Bank. As of September 30, 2025, Westfield Bancorp operated seven full-service banking offices and had, on an unaudited basis, approximately $2.1 billion of total assets, $1.7 billion of total loans and $1.8 billion of total deposits.

Pursuant to the Purchase Agreement, First Financial acquired all of the issued and outstanding equity securities of Westfield Bancorp in exchange for a cash payment of $260.0 million and 2,753,094 shares of First Financial common stock, equal to $64.4 million based on the Company's stock price on the date the transaction, for a total purchase price of $324.4 million.

This acquisition supplements First Financial’s existing commercial banking and wealth management presence in Northeast Ohio by adding all of Westfield’s retail banking locations and its commercial lending, insurance agency lending and private banking services.

The acquisition of Westfield had no impact on the Company's Consolidated Balance Sheet or Statements of Income at and for the three and nine months ended September 30, 2025.

Agile Premium Finance
On February 29, 2024, First Financial acquired Agile Premium Finance for $96.9 million in an all cash transaction. Agile originates commercial loans for the payment of annual property and casualty insurance for businesses. The loans are secured

Table of Content
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

The Agile transaction was accounted for using the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date in accordance with FASB ASC Topic 805, Business Combinations. The fair value measurements of assets acquired and liabilities assumed were $97.8 million and $2.7 million, respectively. Acquisition accounting adjustments are considered final at September 30, 2025. Goodwill arising from the Agile acquisition was $1.8 million and reflects the additional revenue growth expected with the Company's expansion into the insurance premium financing business. First Financial incurred no expenses related to the Agile acquisition in the third quarter of 2025 and $0.1 million for the nine months ended September 30, 2025. For third quarter of 2024, the Company incurred no expenses related to the Agile acquisition and the Company incurred $0.2 million of acquisition-related expenses for the nine months ended September 30, 2024.

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

Table of Content
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

EXECUTIVE SUMMARY

First Financial Bancorp. is an $18.6 billion financial holding company headquartered in Cincinnati, Ohio. The Company primarily operates through First Financial Bank, an Ohio-chartered commercial bank with 127 full service banking centers at September 30, 2025. First Financial provides banking and financial services products to business and retail clients through its six lines of business: Commercial, Retail Banking, Mortgage Banking, Wealth Management, Investment Commercial Real Estate and Commercial Finance. The Commercial Finance business lends to targeted industry verticals and has a national geographic footprint. Wealth Management, operating under the brand of Yellow Cardinal Advisory Group, had $4.0 billion in assets under management as of September 30, 2025, and provides the following services: financial planning, investment management, trust administration, estate settlement, business succession planning services, brokerage services and retirement planning.

Additional information about First Financial, including its products, services and banking locations, is available on the
Company's website at www.bankatfirst.com.

The primary components of First Financial’s operating results for the three and nine month periods ended September 30, 2025 are discussed in greater detail in the sections that follow.

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

First Financial also has certain specialty lending platforms that extend beyond the geographic footprint of its banking centers. These specialty finance businesses provide insurance premium financing, equipment lease financing, franchise financing and funding to clients within the financial services industry.

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

BUSINESS COMBINATIONS

BankFinancial Corporation
In August 2025, First Financial entered into a merger agreement with BankFinancial Corporation to acquire all of its equity shares in an all-stock transaction. Under the terms of the agreement, each outstanding share of BankFinancial common stock will be converted into the right to receive 0.48 shares of First Financial common stock, valuing the transaction at approximately $151.0 million, based on First Financial's closing stock price on September 30, 2025. Headquartered in Burr Ridge, Illinois, BankFinancial is the sole owner of BankFinancial, National Association, which will merge into First Financial Bank. As of

Table of Content
September 30, 2025, BankFinancial operated 18 banking centers in the Chicago metropolitan area and had, on an unaudited basis, approximately $1.5 billion of total assets, $759.8 million of total loans and $1.2 billion of total deposits.

The closing of the BankFinancial acquisition is subject to customary conditions, including, among others, receipt of required regulatory approvals; the absence of any governmental order that restrains, prevents or materially alters the transactions contemplated by the merger agreement; the accuracy of the parties’ representations and warranties contained in the agreement (subject to certain qualifications); and the parties’ material compliance with the covenants and agreements in the agreement.

No First Financial shareholder approval is required, but the transaction is subject to approval by BankFinancial shareholders, for which a vote is expected to occur at a special meeting to be held on December 18, 2025. The Company expects the acquisition to close in the first quarter of 2026.

Westfield Bancorp
Subsequent to the end of the third quarter, First Financial Bancorp acquired Westfield Bancorp, Inc., an Ohio corporation, effective November 1, 2025. Upon completion of the transaction, Westfield Bank, FSB, a federal savings bank, and a wholly owned subsidiary of Westfield Bancorp, merged into First Financial Bank. As of September 30, 2025, Westfield Bancorp operated seven full-service banking offices and had, on an unaudited basis, approximately $2.1 billion of total assets, $1.7 billion of total loans and $1.8 billion of total deposits.

Pursuant to the Purchase Agreement, First Financial acquired all of the issued and outstanding equity securities of Westfield Bancorp in exchange for a cash payment of $260.0 million and 2,753,094 shares of First Financial common stock, equal to $64.4 million based on the Company's stock price on the date the transaction, for a total purchase price of $324.4 million

This acquisition supplements First Financial’s existing commercial banking and wealth management presence in Northeast Ohio by adding all of Westfield’s retail banking locations and its commercial, insurance agency and private banking services.

The acquisition of Westfield had no impact on the Company's Consolidated Balance Sheet or Statements of Income at and for the three and nine months ended September 30, 2025.

Agile Premium Finance
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

Table of Content

	Three months ended		Nine months ended
(Dollars in thousands)	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Net interest income	$160,486	$158,269	$468,051	$457,611
Tax equivalent adjustment	1,248	1,246	3,707	4,315
Net interest income - tax equivalent	$161,734	$159,515	$471,758	$461,926

Average earning assets	$15,968,153	$15,814,576	$15,845,745	$15,074,697

Net interest margin (1)	3.99%	4.01%	3.95%	4.05%
Net interest margin (FTE) (1)	4.02%	4.05%	3.98%	4.09%
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

The following table reconciles non-GAAP capital ratios to GAAP:

	Three months ended		Nine months ended
(Dollars in thousands)	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Net income (a)	$71,923	$69,996	$193,212	$163,945

Average total shareholders' equity	2,575,203	2,515,747	2,516,675	2,306,147
Less:
Average goodwill	(1,007,656)	(1,007,656)	(1,007,656)	(1,007,264)
Average other intangibles	(74,448)	(76,076)	(76,234)	(83,764)
Average tangible equity (b)	1,493,099	1,432,015	1,432,785	1,215,119

Total shareholders' equity	2,631,855	2,558,155	2,631,855	2,450,438
Less:
Goodwill	(1,007,656)	(1,007,656)	(1,007,656)	(1,007,656)
Other intangibles	(73,797)	(75,458)	(73,797)	(81,547)
Ending tangible equity (c)	1,550,402	1,475,041	1,550,402	1,361,235

Total assets	18,554,506	18,634,255	18,554,506	18,146,332
Less:
Goodwill	(1,007,656)	(1,007,656)	(1,007,656)	(1,007,656)
Other intangibles	(73,797)	(75,458)	(73,797)	(81,547)
Ending tangible assets (d)	17,473,053	17,551,141	17,473,053	17,057,129

Risk-weighted assets (e)	14,164,934	14,129,683	14,164,934	13,800,728

Table of Content

	Three months ended		Nine months ended
(Dollars in thousands)	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Total average assets	18,566,188	18,419,437	18,452,133	17,630,374
Less:
Average goodwill	(1,007,656)	(1,007,656)	(1,007,656)	(1,007,264)
Average other intangibles	(74,448)	(76,076)	(76,234)	(83,764)
Average tangible assets (f)	17,484,084	17,335,705	17,368,243	16,539,346

Ending common shares outstanding (g)	95,757,250	95,760,617	95,757,250	95,486,317

Ratios
Return on average tangible shareholders' equity (a)/(b)	19.11%	19.61%	18.03%	18.02%
Ending tangible shareholders' equity as a percent of:
Ending tangible assets (c)/(d)	8.87%	8.40%	8.87%	7.98%
Risk-weighted assets (c)/(e)	10.95%	10.44%	10.95%	9.86%
Average tangible shareholders' equity to average tangible assets (b)/(f)	8.54%	8.26%	8.25%	7.35%
Tangible book value per share (c)/(g)	$16.19	$15.40	$16.19	$14.26

OVERVIEW OF OPERATIONS

Linked quarter comparison: Third quarter 2025 net income was $71.9 million and earnings per diluted common share were $0.75. This compares with second quarter 2025 net income of $70.0 million and earnings per diluted common share of $0.73. Return on average assets was 1.54% for the third quarter of 2025 compared to 1.52% for the second quarter of 2025. Return on average shareholders’ equity was 11.08% for the third quarter of 2025 compared to 11.16% for the second quarter of 2025.

Year-to-date comparison: For the nine months ended September 30, 2025, net income was $193.2 million and earnings per diluted common share were $2.02. This compares with net income of $163.9 million and earnings per diluted common share of $1.72 for the first nine months of 2024. Return on average assets for the nine months ended September 30, 2025 was 1.40% compared to 1.24% for the same period in 2024, and return on average shareholders' equity was 10.26% and 9.50% for the first nine months of 2025 and 2024, respectively.

(Dollars in thousands)	September 30, 2025	December 31, 2024
Balance Sheet - End of Period
Total assets	$18,554,506	$18,570,261
Loans and leases	11,714,551	11,761,778
Investment securities	3,611,310	3,375,334
Deposits	14,433,448	14,329,138
Shareholders' equity	2,631,855	2,438,041

Table of Content

	Three months ended		Nine months ended
(Dollars in thousands, except per share data)	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Earnings
Net interest income	$160,486	$158,269	$468,051	$457,611
Net income	71,923	69,996	193,212	163,945

Per Share
Net income per common share-basic	$0.76	$0.74	$2.04	$1.74
Net income per common share-diluted	0.75	0.73	2.02	1.72
Cash dividends declared per common share	0.25	0.24	0.73	0.70
Book value per common share (end of period)	27.48	26.71	27.48	25.66
Tangible book value per common share (end of period) (1)	16.19	15.40	16.19	14.26
Market price (end of period)	25.25	24.26	25.25	25.23

Ratios
Return on average assets	1.54%	1.52%	1.40%	1.24%
Return on average shareholders' equity	11.08%	11.16%	10.26%	9.50%
Return on average tangible shareholders' equity (1)	19.11%	19.61%	18.03%	18.02%
Net interest margin	3.99%	4.01%	3.95%	4.05%
Net interest margin (FTE) (1)	4.02%	4.05%	3.98%	4.09%
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

	Three months ended		Nine months ended
(Dollars in thousands)	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Interest income
Loans and leases, including fees	$204,865	$201,460	$603,488	$629,033
Investment securities
Taxable	36,421	36,243	107,065	90,958
Tax-exempt	2,195	2,233	6,632	8,412
Total interest on investment securities	38,616	38,476	113,697	99,370
Other earning assets	6,773	5,964	19,388	22,121
Total interest income	250,254	245,900	736,573	750,524
Interest expense
Deposits	77,766	75,484	231,891	245,651
Short-term borrowings	5,979	6,393	19,917	32,270
Long-term borrowings	6,023	5,754	16,714	14,992
Total interest expense	89,768	87,631	268,522	292,913
Net interest income	$160,486	$158,269	$468,051	$457,611

Linked quarter comparison: Net interest income for the third quarter of 2025 was $160.5 million, which is an increase of $2.2 million, or 1.4%, from the second quarter of 2025. Net interest margin on a fully tax equivalent basis was 4.02% in the

Table of Content
third quarter of 2025 compared to 4.05% for the second quarter of 2025. The net interest margin during the third quarter decreased 3 basis points from the linked quarter as earning asset yields decreased 2 bps and the cost of interest bearing liabilities increased 2 bps.

Interest income of $250.3 million increased $4.4 million, or 1.8%, in the third quarter of 2025 when compared to the second quarter of 2025. This increase was primarily driven by an increase in earning assets, partially offset by a 2 bp decline in the yield on those earning assets to 6.22%. Earning assets were $16.0 billion for the third quarter of 2025, which was an increase of $153.6 million, or 1.0%, compared to the second quarter of 2025. The change in earning assets included a modest increase in both average loan and average securities balances during the period.

Interest expense of $89.8 million increased $2.1 million, or 2.4%, in the third quarter of 2025 when compared to the second quarter of 2025. The increase in interest expense was primarily driven by higher interest-bearing deposit balances. The Company's average deposit balances increased $157.2 million, or 1.1%, to $14.5 billion. The increase in average deposits was primarily driven by an increase in brokered CDs and money markets, which offset a seasonal decline in public funds. Average borrowed funds decreased $87.2 million, or 9.6%, from the linked quarter, driven by the maturity and redemption of $120.0 million of subordinated debt during the period, however this decline was somewhat offset by an increase in interest paid on the remaining borrowings, which was primarily driven by $150.0 million of subordinated debt which converted to a floating rate in May of 2025.

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

The notional value of the Company's cash flow hedges was $1.0 billion as of both September 30, 2025 and December 31, 2024, with the $1.4 million and $4.9 million changes in the fair value recorded in AOCI in the Consolidated Balance Sheets, respectively. As of September 30, 2025 and December 31, 2024, the maximum length of time over which the Company was hedging its exposure to the variability in future cash flows was 39 months and 48 months, respectively.

Year-to-date comparison: Net interest income of $468.1 million for the first nine months of 2025 increased $10.4 million, or 2.3%, compared to the same period of 2024. Net interest margin on a fully tax equivalent basis was 3.98% for the nine months ended September 30, 2025, which is a decrease of 11 bps when compared to the same period in 2024. Driven by declining interest rates, earning asset yields declined 45 bps, which outpaced the 44 bp decline in the cost of interest bearing liabilities.

Interest income of $736.6 million for the nine months ended September 30, 2025 declined $14.0 million, or 1.9%, compared to $750.5 million for the same period of the prior year as lower interest rates more than offset the increase in earning asset balances. Average loan yields for the nine months of 2025 declined by 56 bps compared to the same period in the prior year, while the average yield on investments increased by 19 bps as a result of rebalancing a portion of the investment portfolio. Average earning assets of $15.8 billion for the first nine months of 2025 increased $771.0 million, or 5.1%, when compared to the same period of 2024, driven primarily by a $427.1 million, or 3.8%, increase in average loan balances and a $299.8 million, or 9.4%, increase in average investment securities.

Interest expense for the nine months ended September 30, 2025 was $268.5 million compared to $292.9 million for the same period in the prior year. This decrease was driven by a 39 bp decline in the cost of interest-bearing deposits, which was partially offset by an $821.0 million, or 7.9%, increase in average interest-bearing deposits. Additionally, the cost of borrowed funds declined 26 bps from the same period in the prior year and average borrowings decreased $210.0 million, or 18.7%.

Table of Content
CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Quarterly Averages						Year-to-Date Averages
	September 30, 2025			June 30, 2025			September 30, 2025			September 30, 2024
(Dollars in thousands)	Balance	Interest	Yield	Balance	Interest	Yield	Balance	Interest	Yield	Balance	Interest	Yield
Earning assets
Investments
Investment securities	$3,552,014	$38,616	4.31%	$3,478,921	$38,476	4.44%	$3,481,357	$113,697	4.37%	$3,181,575	$99,370	4.18%
Interest-bearing deposits with other banks	610,074	6,773	4.40%	542,815	5,964	4.41%	589,546	19,388	4.40%	545,402	22,121	5.42%
Gross loans and leases (1)	11,806,065	204,865	6.88%	11,792,840	201,460	6.85%	11,774,842	603,488	6.85%	11,347,720	629,033	7.41%
Total earning assets	15,968,153	250,254	6.22%	15,814,576	245,900	6.24%	15,845,745	736,573	6.21%	15,074,697	750,524	6.66%

Nonearning assets
Allowance for credit losses	(162,417)			(158,170)			(159,613)			(150,322)
Cash and due from banks	165,210			174,375			168,108			185,934
Accrued interest and other assets	2,595,242			2,588,656			2,597,893			2,520,065
Total assets	$18,566,188			$18,419,437			$18,452,133			$17,630,374

Interest-bearing liabilities
Deposits
Interest-bearing demand	$3,036,296	$14,592	1.91%	$3,066,986	$14,139	1.85%	$3,064,404	$43,919	1.92%	$2,899,707	$45,734	2.11%
Savings	5,054,563	30,854	2.42%	5,005,526	29,942	2.40%	4,993,198	91,151	2.44%	4,571,236	96,848	2.83%
Time	3,296,789	32,320	3.89%	3,139,182	31,403	4.01%	3,192,928	96,821	4.05%	2,958,595	103,069	4.66%
Total interest-bearing deposits	11,387,648	77,766	2.71%	11,211,694	75,484	2.70%	11,250,530	231,891	2.76%	10,429,538	245,651	3.15%
Borrowed funds
Short-term borrowings	531,045	5,979	4.47%	563,204	6,393	4.55%	582,662	19,917	4.57%	780,573	32,270	5.53%
Long-term debt	292,301	6,023	8.17%	347,369	5,754	6.64%	328,438	16,714	6.80%	340,513	14,992	5.89%
Total borrowed funds	823,346	12,002	5.78%	910,573	12,147	5.35%	911,100	36,631	5.38%	1,121,086	47,262	5.64%
Total interest-bearing liabilities	12,210,994	89,768	2.92%	12,122,267	87,631	2.90%	12,161,630	268,522	2.95%	11,550,624	292,913	3.39%

Noninterest-bearing liabilities
Noninterest-bearing demand deposits	3,124,277			3,143,081			3,119,587			3,139,939
Other liabilities	655,714			638,342			654,241			633,664
Shareholders' equity	2,575,203			2,515,747			2,516,675			2,306,147
Total liabilities and shareholders' equity	$18,566,188			$18,419,437			$18,452,133			$17,630,374

Net interest income	$160,486			$158,269			$468,051			$457,611

Net interest spread			3.30%			3.34%			3.26%			3.27%
Contribution of noninterest-bearing sources of funds			0.69%			0.67%			0.69%			0.78%
Net interest margin (2)			3.99%			4.01%			3.95%			4.05%

Tax equivalent adjustment			0.03%			0.04%			0.03%			0.04%
Net interest margin (fully tax equivalent) (2)			4.02%			4.05%			3.98%			4.09%
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

Table of Content
RATE/VOLUME ANALYSIS

The impact on net interest income from changes in interest rates and volume of interest-earning assets and interest-bearing liabilities is illustrated in the table below:

	Changes for the three months ended September 30, 2025			Changes for the nine months ended September 30, 2025
	Linked quarter income variance			Year-to-Date income variance
(Dollars in thousands)	Rate	Volume	Total	Rate	Volume	Total
Earning assets
Investment securities	$(1,066)	$1,206	$140	$4,536	$9,791	$14,327
Interest-bearing deposits with other banks	(3)	812	809	(4,185)	1,452	(2,733)
Gross loans and leases (1)	951	2,454	3,405	(47,436)	21,891	(25,545)
Total earning assets	(118)	4,472	4,354	(47,085)	33,134	(13,951)
Interest-bearing liabilities
Total interest-bearing deposits	$248	$2,034	2,282	(30,682)	16,922	(13,760)
Borrowed funds
Short-term borrowings	(121)	(293)	(414)	(5,588)	(6,765)	(12,353)
Long-term debt	1,326	(1,057)	269	2,336	(614)	1,722
Total borrowed funds	1,205	(1,350)	(145)	(3,252)	(7,379)	(10,631)
Total interest-bearing liabilities	1,453	684	2,137	(33,934)	9,543	(24,391)
Net interest income	$(1,571)	$3,788	$2,217	$(13,151)	$23,591	$10,440
(1) Loans held for sale and nonaccrual loans are included in gross loans.

NONINTEREST INCOME

	Three months ended		Nine months ended
(Dollars in thousands)	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Noninterest income
Service charges on deposit accounts	$7,829	$7,766	$23,058	$21,647
Wealth management fees	7,351	7,787	23,275	20,758
Bankcard income	3,589	3,737	10,636	10,740
Client derivative fees	1,876	1,674	5,121	3,173
Foreign exchange income	16,666	13,760	42,970	39,270
Leasing business income	20,997	20,797	60,497	48,228
Net gain from sales of loans	6,835	6,687	17,844	13,284
Net gain (loss) on investment securities	(42)	243	(9,748)	(22,719)
Other	8,424	5,612	19,018	19,333
Total noninterest income	$73,525	$68,063	$192,671	$153,714

Linked quarter comparison: Third quarter 2025 noninterest income was $73.5 million, increasing $5.5 million, or 8.0%, compared to $68.1 million for the second quarter of 2025. The increase from the linked quarter was primarily driven by foreign exchange income and other noninterest income. Foreign exchange income increased $2.9 million, or 21.1%, as client demand increased during the period, while other noninterest income increased $2.8 million, or 50.1%, due to higher syndication fees and higher income earned on other investments.

Year-to-date comparison: Noninterest income of $192.7 million for the first nine months of 2025 increased $39.0 million, or 25.3%, from $153.7 million in the comparable period of 2024. The increase was primarily attributed to higher leasing business income, higher net gains from sales of loans, fewer losses on the sales of investment securities, higher foreign exchange income, higher service charges on deposit accounts, higher client derivative fees, and higher wealth management fees. Leasing business income increased $12.3 million, or 25.4%, due to continued growth in operating lease balances and an increase in income from lease sales. Foreign exchange income increased $3.7 million, or 9.4%, as client demand increased during the period. Net gains from sales of loans increased $4.6 million, or 34.3%, primarily due to higher mortgage demand, while wealth management fee income increased $2.5 million, or 12.1%, due to higher business succession and consulting fee income. Client derivative fees increased $1.9 million, or 61.4%, due to higher demand for the product, while service charges on deposit accounts increased $1.4 million, or 6.5%, due to an increase in overdraft and account analysis fees. Losses on investment securities decreased $13.0 million in the first nine months of 2025 compared to the same period in the prior year due to higher

Table of Content
losses recognized from the repositioning of a portion of the investment portfolio and impairment losses on two skilled nursing investments in the prior year.

NONINTEREST EXPENSE

	Three months ended		Nine months ended
(Dollars in thousands)	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Noninterest expenses
Salaries and employee benefits	$80,607	$74,917	$230,762	$224,075
Net occupancy	6,003	5,845	17,867	17,635
Furniture and equipment	3,582	3,441	10,836	10,951
Data processing	9,591	9,020	27,370	26,039
Marketing	2,359	2,737	7,114	6,822
Communication	695	681	2,188	2,462
Professional services	2,314	3,549	8,602	7,456
Amortization of tax credit investments	112	111	335	94
State intangible tax	1,531	1,517	3,925	2,628
FDIC assessments	2,611	2,611	8,281	8,473
Intangible amortization	2,359	2,358	7,076	7,092
Leasing business expense	13,911	13,155	39,868	31,781
Other	8,594	8,729	26,792	26,180
Total noninterest expenses	$134,269	$128,671	$391,016	$371,688
Linked quarter comparison: Third quarter 2025 noninterest expense was $134.3 million, which was an increase of $5.6 million, or 4.4%, from $128.7 million in the second quarter of 2025. This increase was primarily driven by higher salaries and benefits expense, leasing business expense, and data processing expense, which were partially offset by lower professional services expenses. Salaries and employee benefits expenses increased $5.7 million, or 7.6%, due to higher incentive compensation, which is tied to fee income. Leasing business expenses increased $0.8 million, or 5.7%, as a result of growth in the operating lease portfolio while data processing expenses increased $0.6 million, or 6.3%, due to acquisition-related expenses in the current period. Professional services expenses decreased $1.2 million, or 34.8%, due to fewer expenses related to the Company's efficiency efforts and fewer acquisition-related expenses during the third quarter.
Year-to-date comparison: Noninterest expenses were $391.0 million for the first nine months of 2025, which was an increase of $19.3 million, or 5.2%, compared to the same period in 2024. This increase was primarily due to higher leasing business expenses, salaries and employee benefits, data processing, professional services, and state intangible taxes. Leasing business expenses increased $8.1 million, or 25.4%, as a result of the growth in the operating lease portfolio, while professional services increased $1.1 million, or 15.4%, due to expenses related to the Company's efficiency efforts and acquisition-related costs in 2025. Salaries and benefits expense increased $6.7 million, or 3.0%, which was driven by higher incentive compensation tied to fee income. Data processing increased $1.3 million, or 5.1%, due to higher software licensing costs while state intangible taxes increased $1.3 million, or 49.4%, primarily due to an increase in Ohio franchise tax.

INCOME TAXES

Linked quarter comparison: In the third quarter of 2025, First Financial recorded income tax expense of $18.8 million on pre-tax income of $90.7 million, resulting in an effective tax rate of 20.7%. This compared to income tax expense of $17.9 million on pre-tax income of $87.9 million and an effective tax rate of 20.3% for the second quarter 2025. The higher effective tax rate in the third quarter was primarily driven by higher taxable income and fewer tax credit investments recognized.

Year-to-date comparison: For the first nine months of 2025, income tax expense was $48.9 million on pre-tax income of $242.1 million, resulting in an effective tax rate of 20.2%. This compared to income tax expense of $37.5 million on pre-tax income of $201.4 million and an effective tax rate of 18.6% for the comparable period in 2024. The higher effective tax rate in 2025 compared to 2024 is primarily driven by higher taxable income and fewer tax credit investments recognized.

Table of Content
The Company's effective tax rate may fluctuate from period to period due to changes in tax jurisdictions, forecasted income, tax-enhanced assets and tax credit investments.

INVESTMENTS

First Financial's investment portfolio totaled $3.6 billion at September 30, 2025 and $3.4 billion at December 31, 2024, or 19.5% and 18.2% of total assets, respectively.  AFS securities totaled $3.4 billion at September 30, 2025 and $3.2 billion at December 31, 2024, while HTM securities totaled $71.6 million at September 30, 2025 and $77.0 million at December 31, 2024. The effective duration of the investment portfolio was 4.3 years at September 30, 2025 and 4.4 years at December 31, 2024.

The Company invests in certain securities whose return is dependent on future principal and interest repayments. As such, these securities carry a certain amount of credit risk. Prior to purchase, First Financial performs a detailed collateral and structural analysis on these securities and strategically invests in asset classes in which First Financial has expertise and experience, as well as a senior position in the capital structure. First Financial continuously monitors credit risk and geographic concentration risk in its evaluation of market opportunities that enhance the overall performance of the portfolio.

During the nine months ended September 30, 2025 and 2024, the Company realized $9.7 million and $22.7 million, respectively, of losses on investment securities. The losses included $6.5 million in 2025 and $13.2 million in 2024, as a result of strategically repositioning portions of the investment portfolio in an effort to increase future yields. The losses also included $3.4 million, and $9.7 million, in 2025 and 2024, respectively, of impairment losses on two commercial mortgage backed securities where the underlying collateral consisted of skilled nursing facilities with credit deterioration.

The Company's Consolidated Financial Statements reflected $193.0 million and $256.5 million of unrealized, after-tax, losses on debt securities as of September 30, 2025 and December 31, 2024, respectively. These unrealized losses were included as a component of equity in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets and were primarily driven by multiple interest rate increases from November 2022 through July 2023. The decline in the unrealized losses during the current period was primarily attributed to the recent easing of interest rates.

The Company had net unrealized losses of $5.7 million and $8.0 million on its HTM securities at September 30, 2025 and December 31, 2024, respectively. Similar to the unrealized losses on AFS securities, this decline in unrealized losses was driven by lower interest rates. The unrealized losses on HTM securities have no impact on the Consolidated Financial Statements of the Company.

The Company had $0.2 million of unrealized gains on equity securities recorded in noninterest income for the nine months ended September 30, 2025 compared to $0.3 million of unrealized gains for the same period of 2024.

First Financial will continue to monitor loan demand and deposit activity, as well as balance sheet composition, capital sensitivity and the interest rate environment, when considering future investment strategies.

LOANS AND LEASES

Excluding loans held for sale, loan balances decreased $47.2 million, or 0.4%, to $11.7 billion as of September 30, 2025 when compared to December 31, 2024. Construction loans decreased $151.5 million, or 19.4%, to $628.0 million; installment loans decreased $23.3 million, or 17.5%, to $109.8 million; commercial real estate loans decreased $13.4 million, or 0.3%, to $4.0 billion; and finance leases decreased by $1.3 million, or 0.2%, to $596.7 million. Partially offsetting these decreases, home equity increased $86.9 million, or 10.2%, to $936.0 million; residential real estate loans increased $32.2 million, or 2.2%, to $1.5 billion; C&I loans increased $22.8 million, or 0.6%, to $3.8 billion; and credit cards increased $0.3 million, or 0.6%, to $62.7 million.
Third quarter 2025 average loans of $11.8 billion, excluding loans held for sale, increased $11.9 million, or 0.1%, from the second quarter 2025. The modest growth over the linked quarter included an increase of $34.8 million, or 0.9%, in CRE; an increase of $27.6 million, or 3.1%, in home equity; an increase of $11.4 million, or 2.0%, in finance leases; an increase of $9.9 million, or 0.3%, in C&I; and an increase of $4.5 million, or 0.3%, in residential real estate. These increases were partially offset by a decrease of $73.0 million, or 9.3%, in construction real estate; and a decrease of $3.7 million, or 3.1%, in installment loans.

Table of Content
Through the first nine months of 2025, average loans of $11.8 billion, excluding loans held for sale, increased $420.7 million, or 3.7%, from the comparable period of 2024. The increase from prior year reflected broad-based growth across many loan categories, which included an increase of $192.1 million, or 5.2%, in C&I loans; an increase of $117.7 million, or 8.6%, in residential real estate; an increase of $100.9 million, or 12.8%, in home equity; an increase of $79.6 million, or 11.6%, in real estate construction; and an increase of $72.5 million, or 14.1%, in lease financing. Partially offsetting these increases was a decrease of $112.4 million, or 2.7%, in CRE; and a decrease of $31.2 million, or 20.7%, in installment loans.

In an effort to mitigate credit risk, First Financial routinely reviews its loan portfolio for various concentrations. These reviews consider the Bank's collateral position as well as exposure to a given industry sector. First Financial believes its loan portfolio is sufficiently diversified to provide protection from deterioration in any particular industry or devaluation of a specific collateral type. The following tables, C&I and Owner Occupied Loans by Sector and Investor CRE Loans by property type, provide additional detail behind the Company's C&I and CRE loan portfolios as of September 30, 2025.

C&I and Owner Occupied CRE Loans by Sector (1)
(Dollars in thousands)	September 30, 2025	% of Total Loans
NAICS Sector
Finance and Insurance	$1,134,316	9.7%
Manufacturing	540,118	4.6%
Construction	384,726	3.3%
Real Estate and Rental and Leasing	351,854	3.0%
Professional, Scientific, and Technical Services	289,550	2.5%
Health Care and Social Assistance	281,919	2.4%
Retail Trade	256,065	2.2%
Accommodation and Food Services	254,313	2.2%
Wholesale Trade	212,694	1.8%
Agriculture, Forestry, Fishing and Hunting	164,144	1.4%
Transportation and Warehousing	142,114	1.2%
Administrative and Support and Waste Management	141,106	1.2%
Other Services (except Public Administration)	118,377	1.0%
Arts, Entertainment, and Recreation	77,042	0.7%
Information	64,168	0.5%
Public Administration	59,319	0.5%
Other	354,950	3.0%
Total	$4,826,775	41.2%
(1) Excludes loan marks and loans in process

Table of Content

Investor CRE Loans by Property Type (1)
(Dollars in thousands)	September 30, 2025	% of Total Loans
Property Type
Residential Multi Family 5+	$1,021,606	8.7%
Retail Property	782,886	6.7%
Industrial	366,477	3.1%
Office	347,513	3.0%
Hospital/Nursing Home	200,045	1.7%
Hotel	135,634	1.2%
Land	93,829	0.8%
Residential 1-4 Family	72,128	0.6%
Other	45,287	0.4%
Total	$3,065,405	26.2%
(1) Excludes loan marks and loans in process
Additionally, given the potential for stress related to commercial office space, First Financial regularly monitors its exposure to this sector. As of September 30, 2025, First Financial had $347.5 million of loans collateralized by non-owner occupied office space, which represents 3.0% of the total loan portfolio. The overall LTV of the office portfolio at origination was strong, and a majority is located in suburban locations and secured by Class A and Class B assets. As of September 30, 2025, the office portfolio included one nonaccrual relationship totaling $12.5 million, or 3.6% of the portfolio.

COMMITMENTS AND CONTINGENCIES

Off-balance sheet arrangements include commitments to extend credit and financial guarantees.  Loan commitments are agreements to extend credit to a client absent any violation of any condition established in the commitment agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  First Financial had outstanding commitments to extend credit, including overdraft lending lines, totaling $4.1 billion at September 30, 2025 and $3.8 billion at December 31, 2024. As of September 30, 2025, commitments with a fixed interest rate totaled $71.1 million while commitments with variable interest rates totaled $4.0 billion. At December 31, 2024, commitments with a fixed interest rate totaled $69.3 million while commitments with variable interest rates totaled $3.7 billion. The fixed rate commitments have interest rates ranging from 0% to 21% at both September 30, 2025 and December 31, 2024. The fixed rate commitments have maturities ranging from less than one year to 31.0 years at September 30, 2025 and maturities ranging from less than one year to 31.6 years at December 31, 2024.

Letters of credit are conditional commitments issued by First Financial to guarantee the performance of a client to a third party.  First Financial’s letters of credit consist primarily of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services for the third party.  First Financial issued letters of credit aggregating $26.5 million and $25.1 million at September 30, 2025 and December 31, 2024, respectively. Management conducts regular reviews of these instruments on an individual client basis.

First Financial is a party in risk participation transactions of interest rate swaps, which had total notional amount of $298.2 million and $310.7 million at September 30, 2025 and December 31, 2024, respectively. Under a risk participation agreement, the Company either assumes or sells a portion of the credit exposure associated with an interest rate swap with a counterparty. The Company's exposure is limited to instances where the loan customer defaults on its obligation to perform under the interest rate swap agreement.

First Financial is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved qualified affordable housing, renewable energy, or other renovation or community revitalization projects. These investments are included in accrued interest and other assets in the Consolidated Balance Sheets, with any unfunded commitments included in accrued interest and other liabilities in the Consolidated Balance Sheets. As of September 30, 2025, First Financial expects to recover its remaining investments through the use of the tax credits generated by the investments. First Financial had unfunded commitments related to tax credit investments of $97.0 million and $79.8 million at September 30, 2025 and December 31, 2024, respectively.

Table of Content
As part of the ordinary course of business, First Financial and its subsidiaries are parties to litigation, including claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral, foreclosure interests that are incidental to our regular business activities and other matters. While the ultimate liability with respect to these litigation matters and claims cannot be determined at this time, it is appropriate under FASB ASC Topic 450, Contingencies, for First Financial to accrue a contingency reserve if a loss is deemed based upon the advice of legal counsel to be both probable and reasonably estimated. First Financial had no reserves related to litigation matters as of September 30, 2025 and December 31, 2024.

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

Nonaccrual loans were $76.0 million, or 0.65% of total loans, as of September 30, 2025, reflecting a $10.0 million, or 15.1%, increase from $66.0 million as of December 31, 2024. The increase was primarily attributed to the downgrade of two large C&I credits during the current period, partially offset by the sale of a large construction credit. Nonperforming assets, which consist of nonaccrual loans and OREO, were $76.1 million, or 0.41% of total assets, at September 30, 2025 compared to $66.0 million, or 0.36% of total assets, at December 31, 2024.

Classified assets, which are defined by the Company as nonperforming assets plus performing loans internally rated substandard or worse, totaled $218.8 million as of September 30, 2025 compared to $224.1 million at December 31, 2024. Classified assets were 1.18% of total assets at September 30, 2025, compared to 1.21% as of December 31, 2024. At September 30, 2025, total classified assets included a $37.0 million receivable from a customer, which was recorded following the mutually agreed upon termination of a foreign exchange trade and is expected to be collected in full. This receivable was $45.0 million at December 31, 2024.

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

The Company utilized the Moody's September baseline forecast as its R&S forecast in the quantitative model at September 30, 2025. For reasonableness, the Company also considered the impact to the model from alternative prepayment speeds and more adverse economic forecasts. These alternative analyses were utilized to inform the Company's qualitative adjustments. Additionally, First Financial considered its credit exposure to certain industries believed to be at risk for future credit stress, such as franchise, hotel and investor commercial real estate lending, when making qualitative adjustments to the ACL model.

The total ACL, which includes both funded and unfunded reserves, was $179.5 million at September 30, 2025 and $173.7 million as of December 31, 2024.

Table of Content
ACL - loans and leases. The ACL on loans and leases was $161.9 million as of September 30, 2025 and $156.8 million as of December 31, 2024. As a percentage of total loans, the ACL was 1.38% as of September 30, 2025 and 1.33% at December 31, 2024.

In the third quarter of 2025, the Company recorded net charge-offs of $5.2 million, or 18 bps of average loans and leases on an annualized basis, compared to net charge-offs of $6.0 million, or 21 bps, for the second quarter of 2025. Through the first nine months of 2025, the Company recorded net charge-offs of $21.7 million, or 25 bps of average loans and leases on an annualized basis, compared to net charge-offs of $22.1 million, or 26 bps, for the same period of 2024.

The ACL as a percentage of nonaccrual loans was 213.2% at September 30, 2025 and 237.7% at December 31, 2024. The decrease in this ratio was driven primarily by the increase in nonaccrual loan balances during the current period.

Provision expense is a product of the Company's ACL model coupled with net charge-off activity during the period. During third quarter of 2025, the Company recorded $8.6 million of provision expense for loans and leases compared to $9.1 million for the prior quarter. Through the first nine months of 2025, the Company recorded provision expense of $26.8 million compared to $39.5 million for the same period of 2024.

ACL - unfunded commitments. The ACL on unfunded commitments was $17.6 million as of September 30, 2025 and $16.9 million as of December 31, 2024. First Financial recorded $0.5 million of provision expense for credit losses on unfunded commitments for the third quarter of 2025, compared to $0.7 million of provision expense in the second quarter 2025. Through the first nine months of 2025, the Company recorded a provision expense of $0.7 million compared to $1.3 million of provision recapture for the same period of 2024.

See Note 5 – Allowance for Credit Losses in the Notes to Consolidated Financial Statements for further discussion of First Financial's ACL.

The following table details ACL activity by portfolio segment for the periods presented:

	Three months ended					Nine months ended
	2025			2024		September 30,
(Dollars in thousands)	Sep. 30,	June 30,	Mar. 31,	Dec. 31,	Sep. 30,	2025	2024
Allowance for credit loss activity
Balance at beginning of period	$158,522	$155,482	$156,791	$158,831	$156,185	$156,791	$141,433
Provision for loan losses	8,612	9,084	9,141	9,705	9,930	26,837	39,506
Gross charge-offs
Commercial and industrial	2,165	4,996	8,178	4,333	5,471	15,339	10,315
Lease financing	298	606	1,454	2,831	368	2,358	561
Construction real estate	245	0	0	0	0	245	0
Commercial real estate	3,105	0	0	5,051	261	3,105	5,582
Residential real estate	0	16	0	12	60	16	131
Home equity	92	100	86	210	90	278	237
Installment	1,194	1,120	1,321	1,680	1,510	3,635	5,780
Credit card	577	489	474	492	768	1,540	2,094
Total gross charge-offs	7,676	7,327	11,513	14,609	8,528	26,516	24,700
Recoveries
Commercial and industrial	202	290	195	1,779	434	687	832
Lease financing	291	11	29	17	11	331	71
Construction real estate	0	0	0	0	0	0	0
Commercial real estate	1,138	70	24	19	25	1,232	200
Residential real estate	58	42	24	23	22	124	83
Home equity	94	74	144	222	240	312	438
Installment	609	716	563	499	421	1,888	785
Credit card	66	80	84	305	91	230	183
Total recoveries	2,458	1,283	1,063	2,864	1,244	4,804	2,592

Table of Content

	Three months ended					Nine months ended
	2025			2024		September 30,
(Dollars in thousands)	Sep. 30,	June 30,	Mar. 31,	Dec. 31,	Sep. 30,	2025	2024
Total net charge-offs	5,218	6,044	10,450	11,745	7,284	21,712	22,108
Ending allowance for credit losses	$161,916	$158,522	$155,482	$156,791	$158,831	$161,916	$158,831

Net charge-offs to average loans and leases (annualized)
Commercial and industrial	0.20%	0.49%	0.85%	0.27%	0.54%	0.51%	0.35%
Lease financing	0.00%	0.41%	0.99%	1.91%	0.26%	0.46%	0.13%
Construction real estate	0.14%	0.00%	0.00%	0.00%	0.00%	0.04%	0.00%
Commercial real estate	0.20%	(0.01)%	0.00%	0.49%	0.02%	0.06%	0.18%
Residential real estate	(0.02)%	(0.01)%	(0.01)%	0.00%	0.01%	(0.01)%	0.00%
Home equity	0.00%	0.01%	(0.03)%	(0.01)%	(0.07)%	(0.01)%	(0.03)%
Installment	2.03%	1.38%	2.42%	3.43%	3.03%	1.95%	4.42%
Credit card	2.97%	2.41%	2.40%	1.13%	4.13%	2.60%	3.88%
Total net charge-offs	0.18%	0.21%	0.36%	0.40%	0.25%	0.25%	0.26%

Nonperforming assets
Nonaccrual loans	$75,951	$76,924	$59,555	$65,973	$65,439	$75,951	$65,439
Other real estate owned	111	204	213	64	30	111	30
Total nonperforming assets	76,062	77,128	59,768	66,037	65,469	76,062	65,469
Accruing loans past due 90 days or more	592	714	228	361	463	592	463
Total underperforming assets	$76,654	$77,842	$59,996	$66,398	$65,932	$76,654	$65,932
Total classified assets	$218,794	$214,346	$213,351	$224,084	$206,194	$218,794	$206,194

Credit quality ratios
As a percent of period-end loans, net of unearned income:
Allowance for credit losses	1.38%	1.34%	1.33%	1.33%	1.37%	1.38%	1.37%
Nonaccrual loans	0.65%	0.65%	0.51%	0.56%	0.57%	0.65%	0.57%
Nonperforming loans	0.65%	0.65%	0.51%	0.56%	0.57%	0.65%	0.57%
Allowance for credit losses to nonaccrual loans	213.18%	206.08%	261.07%	237.66%	242.72%	213.18%	242.72%

DEPOSITS AND FUNDING

Total deposits were $14.4 billion as of September 30, 2025, an increase of $104.3 million, or 0.7%, from December 31, 2024. This increase was primarily driven by an increase of $80.3 million, or 1.6%, in savings deposits, and an increase of $141.4 million, or 4.5%, in time deposits. Partially offsetting these increases, interest-bearing deposits declined $112.6 million, or 3.6%, from the prior period.

Average deposits for the third quarter of 2025 were $14.5 billion, which was an increase of $157.2 million, or 1.1%, from $14.4 billion for the second quarter of 2025. Average time deposits increased $157.6 million, or 5.0%, and savings deposits increased $49.0 million, or 1.0%, from the prior quarter. Partially offsetting these increases, average interest bearing demand deposits decreased $30.7 million, or 1.0%, and average noninterest-bearing deposits decreased $18.8 million, or 0.6%, from the prior period.

Average deposits for the first nine months of 2025 increased $800.6 million, or 5.9%, when compared to the same period of 2024. This change was driven by a $422.0 million, or 9.2%, increase in average savings deposits; a $234.3 million, or 7.9%, increase in average time deposits; and a $164.7 million, or 5.7%, increase in average interest-bearing demand deposits. These increases were partially offset by a $20.4 million, or 0.6%, decrease in average noninterest-bearing demand deposits.

Table of Content

Uninsured deposit balances were $6.1 billion, or 42.1% of total deposits, as of September 30, 2025. The Company reviews uninsured deposits for concentration risk, and typically evaluates this risk by excluding public funds and intercompany deposits to arrive at an adjusted uninsured deposit amount. As such, excluding public funds and intercompany accounts, adjusted uninsured deposits were $3.8 billion, or 26.0% of total deposits, at the end of the third quarter.

First Financial maintains diverse funding sources, including Fed Funds, the Fed discount window, brokered CDs, FHLB borrowings and deposit placement services. The Company believes this diversity and related capacity provide sufficient flexibility to respond to any event that would stress its deposit balances.

Borrowed funds were $817.0 million as of September 30, 2025 and $1.1 billion as of December 31, 2024. The decrease in borrowings was primarily attributed to the maturity and subsequent redemption of $120.0 million of subordinated debt during the third quarter of 2025, along with an increase in deposits.

First Financial had total short-term borrowings of $595.2 million as of September 30, 2025 and $755.5 million as of December 31, 2024. Short-term borrowings with the FHLB were $550.0 million at September 30, 2025 and $625.0 million at December 31, 2024. There were no federal funds purchased included in short-term borrowings at September 30, 2025 or December 31, 2024.

Long-term debt, which may include subordinated notes, FRB/FHLB long-term advances or other borrowings, was $221.8 million at September 30, 2025 and $347.5 million as of December 31, 2024. Outstanding subordinated debt totaled $194.0 million as of September 30, 2025 and $313.4 million as of December 31, 2024. The outstanding subordinated debt includes $150.0 million at an initial fixed interest rate of 5.25%, which converted to a floating rate in May 2025. The floating rate is based upon the three month term SOFR plus 509 basis points. As of September 30, 2025, the interest rate on this subordinated debt was 9.30%. Additionally, the Company had $120.0 million of subordinated debt with a fixed interest rate of 5.13% that matured in August 2025, and was redeemed upon maturity.

First Financial had no FHLB long-term advances at September 30, 2025 or December 31, 2024. First Financial's total remaining borrowing capacity from the FHLB was $1.1 billion as of September 30, 2025.

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

Table of Content
Both First Financial and the Bank received investment grade credit ratings from Kroll Bond Rating Agency, Inc, an independent rating agency. These credit ratings impact the cost and availability of financing to First Financial, and a downgrade to these credit ratings could affect First Financial's or the Bank’s ability to access the credit markets and potentially increase borrowing costs, negatively impacting financial condition and liquidity. Key factors in maintaining high credit ratings include consistent and diverse earnings, strong credit quality and capital ratios, diverse funding sources and disciplined liquidity monitoring procedures. The ratings of First Financial and the Bank at September 30, 2025 were as follows:

	First Financial Bancorp	First Financial Bank
Senior Unsecured Debt	BBB+	A-
Subordinated Debt	BBB	BBB+
Short-Term Debt	K2	K2
Deposit	N/A	A-
Short-Term Deposit	N/A	K2

For ease of borrowing execution, First Financial utilizes a blanket collateral agreement with the FHLB. First Financial pledged $6.2 billion of certain eligible residential, commercial and farm real estate loans, home equity lines of credit and government, agency, and commercial mortgage-backed securities as collateral for borrowings from the FHLB as of September 30, 2025.

First Financial's principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. AFS securities were 98.0% and 97.6% of the total investment portfolio as of September 30, 2025 and December 31, 2024, respectively. The market value of investment securities classified as AFS totaled $3.4 billion at September 30, 2025 and $3.2 billion at December 31, 2024.  As of September 30, 2025, $1.1 billion of AFS securities were unpledged and there were $2.0 billion of securities available to be sold at breakeven. Additionally, $343.1 million of AFS securities have floating rates and could be sold with minimal losses at September 30, 2025.

HTM securities that are maturing within a short period of time can be an additional source of liquidity. As September 30, 2025, the Company had $0.7 million of HTM securities maturing within one year. As of December 31, 2024, the Company had no HTM securities maturing within one year.

In total, First Financial expects $727.6 million of cash flows from its investment portfolio in the next 12 months.

Other sources of liquidity include interest-bearing deposits with other banks. At September 30, 2025, these balances totaled $565.1 million, with the majority being held at the Federal Reserve. Additionally, First Financial had unused and available overnight wholesale funding sources of $5.3 billion, or 28.8% of total assets, to satisfy the liquidity needs of the Company. These funding sources include brokered CDs, deposit placement services, FHLB borrowing capacity, fed funds and the Federal Reserve discount window.

First Financial also has a $40.0 million short-term credit facility with an unaffiliated bank that matures in December 2025. This facility has a variable interest rate and provides First Financial additional liquidity, if needed, for various corporate activities including the repurchase of First Financial common stock and the payment of dividends to shareholders. First Financial had no outstanding balance on this short-term credit facility as of September 30, 2025 and December 31, 2024. The credit agreement requires First Financial to comply with certain covenants including those related to asset quality and capital levels, and First Financial was in compliance with all covenants associated with this facility as of September 30, 2025 and December 31, 2024. This credit facility also required First Financial to pledge as collateral the Bank's common stock where the lender is granted a security interest in this collateral.

Certain restrictions exist regarding the Bank's ability to transfer funds to First Financial in the form of cash dividends, loans, other assets or advances and the approval of the Bank's primary federal regulator is required to pay dividends in excess of regulatory limitations.  Dividends paid to First Financial from the Bank totaled $170.0 million for the first nine months of 2025.  As of September 30, 2025, the Bank had retained earnings of $1.0 billion, of which $230.5 million was available for distribution to the Bancorp without prior regulatory approval. As an additional source of liquidity, First Financial had $166.6 million in cash at the parent company as of September 30, 2025.

Share repurchases also impact First Financial's liquidity. For further information regarding share repurchases, see the Capital section that follows.

Table of Content
Capital expenditures were $12.7 million and $14.1 million for the first nine months of 2025 and 2024, respectively. Management believes sufficient liquidity exists to fund its future capital expenditure commitments.

Management is not aware of any other events or regulatory requirements that, if implemented, are likely to have a material effect on First Financial’s liquidity.

CAPITAL

Risk-based capital. The Board of Governors of the Federal Reserve System approved Basel III in order to strengthen the regulatory capital framework for all banking organizations. Basel III established and defined quantitative measures to ensure capital adequacy. These measures require First Financial to maintain minimum amounts and ratios of Common equity Tier 1 capital, Total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets (Leverage ratio).

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

First Financial's tier 1 capital increased 75 bps to 13.23% at September 30, 2025 compared to 12.48% at December 31, 2024, while the total capital ratio increased to 15.32% at September 30, 2025 compared to 14.64% at December 31, 2024. The leverage ratio increased to 10.50% at September 30, 2025 from 9.98% at December 31, 2024. The Company’s tangible common equity ratio increased to 8.87% at September 30, 2025 from 7.73% at December 31, 2024, while the Company's tangible book value per share increased to $16.19 at September 30, 2025 from $14.15 at December 31, 2024. These increases are primarily a result of the Company's strong earnings. Additionally, the increase in capital metrics was impacted by the improvement in AOCI, which was due to fewer unrealized losses on the investment securities portfolio resulting from lower interest rates and a partial repositioning of the portfolio.

As of September 30, 2025, management believes that First Financial met all capital adequacy requirements to which it was subject.  The Company's most recent regulatory notifications categorized First Financial as "well-capitalized" under the regulatory framework for prompt corrective action. There have been no conditions or events since those notifications that management believes have changed the Company's categorization. Total regulatory capital exceeded the minimum requirement by $683.0 million on a consolidated basis at September 30, 2025.

The following tables present the actual and required capital amounts and ratios as of September 30, 2025 and December 31, 2024 under the Basel III Final Capital Rules. Capital levels required to be considered "well capitalized" are based upon prompt corrective action regulations, as amended by the Basel III Final Capital Rules.

Table of Content

	Actual		Minimum capital required		PCA requirement to be considered well capitalized
(Dollars in thousands)	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
September 30, 2025
Common equity Tier 1 capital to risk-weighted assets
Consolidated	$1,828,843	12.91%	$991,685	7.00%	N/A	N/A
First Financial Bank	1,790,785	12.67%	989,538	7.00%	$918,857	6.50%

Tier 1 capital to risk-weighted assets
Consolidated	1,874,191	13.23%	1,204,189	8.50%	N/A	N/A
First Financial Bank	1,791,171	12.67%	1,201,582	8.50%	1,130,901	8.00%

Total capital to risk-weighted assets
Consolidated	2,170,546	15.32%	1,487,528	10.50%	N/A	N/A
First Financial Bank	1,973,909	13.96%	1,484,308	10.50%	1,413,626	10.00%

Leverage ratio
Consolidated	1,874,191	10.50%	713,940	4.00%	N/A	N/A
First Financial Bank	1,791,171	10.05%	712,842	4.00%	891,052	5.00%

	Actual		Minimum capital required - Basel III		PCA requirement to be considered well capitalized
(Dollars in thousands)	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
December 31, 2024
Common equity tier 1 capital to risk-weighted assets
Consolidated	$1,709,422	12.16%	$984,145	7.00%	N/A	N/A
First Financial Bank	1,751,512	12.48%	982,565	7.00%	$912,382	6.50%

Tier 1 capital to risk-weighted assets
Consolidated	1,754,584	12.48%	1,195,033	8.50%	N/A	N/A
First Financial Bank	1,752,054	12.48%	1,193,114	8.50%	1,122,931	8.00%

Total capital to risk-weighted assets
Consolidated	2,057,877	14.64%	1,476,218	10.50%	N/A	N/A
First Financial Bank	1,912,456	13.62%	1,473,847	10.50%	1,403,664	10.00%

Leverage ratio
Consolidated	1,754,584	9.98%	702,969	4.00%	N/A	N/A
First Financial Bank	1,752,054	9.97%	702,666	4.00%	878,333	5.00%

Shareholder dividends. First Financial paid a dividend of $0.25 per common share on September 15, 2025 to shareholders of record as of September 2, 2025. Additionally, First Financial's Board of Directors authorized a dividend of $0.25 per common share, payable on December 15, 2025 to shareholders of record as of December 1, 2025.

Share repurchases. First Financial's Board of Directors approved a stock repurchase plan (the 2024 Stock Repurchase Plan) effective January 1, 2024, replacing the 2022 Stock Repurchase Plan. The 2024 Stock Repurchase Plan continues for two years, authorizes the purchase of up to 5,000,000 shares of the Company's common stock, and will expire on December 31, 2025. First Financial did not repurchase any shares under this plan during 2025 or the year ended December 31, 2024.

Table of Content
Therefore, at September 30, 2025, all 5,000,000 common shares remained available for repurchase under the 2024 Stock Repurchase Plan.

Shareholders' equity. Total shareholders’ equity was $2.6 billion at September 30, 2025 and $2.4 billion at December 31, 2024. The increase from year-end was due the the Company's earnings as well as improvement in AOCI due to lower interest rates.

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

Table of Content
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

Non-maturity deposit modeling is particularly dependent on the assumption for repricing sensitivity known as a beta. Beta is the amount by which First Financial’s interest bearing non-maturity deposit rates will increase when short-term interest rates rise. The Company utilized a weighted average deposit beta of 46% in its interest rate risk modeling as of September 30, 2025. First Financial also includes an assumption for the migration of non-maturity deposit balances into CDs and money markets for all upward rate scenarios beginning with the +100 bps scenario, thereby increasing deposit costs and reducing asset sensitivity.

Presented below is the estimated impact on First Financial’s NII and EVE position as of September 30, 2025, assuming immediate, parallel shifts in interest rates:

	% Change from base case for immediate parallel changes in rates
	-100 bps	+100 bps	+200 bps
NII-Year 1	(4.43)%	3.23%	5.61%
NII-Year 2	(5.33)%	3.59%	6.10%
EVE	(2.80)%	1.33%	2.14%

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

First Financial continually evaluates the sensitivity of its interest rate risk position to modeling assumptions. The following table reflects First Financial’s estimated NII sensitivity profile as of September 30, 2025 assuming a 25% increase and a 25% reduction to the beta assumption on managed rate deposits:

	Beta sensitivity (% change from base)
	+100 BP		+200 BP
	Beta 25% lower	Beta 25% higher	Beta 25% lower	Beta 25% higher
NII-Year 1	4.57%	1.90%	6.97%	4.25%
NII-Year 2	4.89%	2.29%	7.42%	4.78%

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

Table of Content
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

Management closely monitors the usage of excess business deposits, the balance of personal deposits and the broader macroeconomic environment. This monitoring includes consideration of various metrics and establishment of internal thresholds related to the composition of the balance sheet, borrowings and liquidity. Balance sheet composition metrics reviewed include the loan to deposit, loans to total assets and core deposits to total assets ratios among others. Borrowing composition monitoring includes, but is not limited to, consideration of borrowing capacity as a percentage of total assets, brokered CDs as a percentage of total assets and Fed funds lines to total assets. Liquidity composition ratios include remaining liquidity to total assets, and tier 1 liquidity sources as a percentage of both 30 and 90 day maturing liabilities, among others. As of September 30, 2025, all metrics reviewed were within the Company's policy limits.

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

CRITICAL ACCOUNTING ESTIMATES

First Financial’s Consolidated Financial Statements are prepared based on the application of the Company's accounting policies.  These policies require the reliance on estimates and assumptions which are inherently subjective and may be susceptible to significant change.  Changes in underlying factors, assumptions or estimates could have a material impact on First Financial’s future financial condition and results of operations. In management’s opinion, some of these estimates and assumptions have a more significant impact than others on First Financial’s financial reporting.  For First Financial, these estimates and assumptions include accounting for the ACL - loans and leases, goodwill, pension and income taxes.  The estimates and assumptions are discussed in detail in the Critical Accounting Estimates section of Management’s Discussion and Analysis in First Financial’s 2024 Annual Report.  There were no changes to the accounting estimates and assumptions for the ACL, goodwill, pension or income taxes during the nine months ended September 30, 2025.

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

Table of Content
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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

In December 2023 the Board authorized a two-year stock repurchase plan effective January 1, 2024, that provides for the purchase of up to 5,000,000 shares of the common stock of the Company (the “2024 Stock Repurchase Plan”). The Company did not purchase any shares under the 2024 Stock Repurchase Plan in the third quarter of 2025.

Item 5.    Other Information.

During the three months ended September 30, 2025, none of the Company's officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Table of Content
Item 6.         Exhibits

(a)	Exhibits:

Exhibit Number
2.1
Stock Purchase Agreement by and between First Financial Bancorp. and Ohio Farmers Insurance Company, dated as of June 23, 2025 (schedules to the Stock Purchase Agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K).

2.2
Agreement and Plan of Merger by and between First Financial Bancorp. and BankFinancial Corporation, dated as of August 11, 2025 (schedules to the Agreement and Plan of Merger have been omitted pursuant to Item 601(a)(5) of Regulation S-K) (files as Exhibit 2.1 to the Form 8-K filed on August 11, 2025 and incorporated herein by reference).

3.1
Amended Articles of Incorporation of First Financial Bancorp (reflecting all amendments filed with the Ohio Secretary of State) [for purposes of SEC reporting compliance only - not filed with the Ohio Secretary of State] (filed as Exhibit 3.2 to the Form S-3 filed on July 31, 2014 and incorporated herein by reference) (File No. 333-197771).

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

FIRST FINANCIAL BANCORP.
(Registrant)

/s/ James M. Anderson		/s/ Scott T. Crawley
James M. Anderson		Scott T. Crawley
Executive Vice President and Chief Financial Officer		Senior Vice President and Controller
(Principal Accounting Officer)

Date	11/4/2025	Date	11/4/2025