Form 10-K
period 2025-12-31
FIRST FINANCIAL BANCORP /OH/
filed 2026-02-19
CIK 708955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
☐ Yes    ☒  No
The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the sales price of the last trade of such stock as of June 30, 2025, was $2,296,993,000.  (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)
As of February 18, 2026, there were issued and outstanding 104,586,093 common shares of the registrant.

Documents Incorporated by Reference:
Portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2025 (Exhibit 13) are incorporated by reference into Parts I, II and III. Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 26, 2026 are incorporated by reference into Part III.

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

Forward-looking statements involve risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including those factors and events identified (i) in "Item 1A. Risk Factors" of this Annual Report on Form 10-K and (ii) in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of First Financial's 2025 Annual Report to Shareholders (included within Exhibit 13 to this Annual Report on Form 10-K and incorporated by reference into Item 7 of this Annual Report on Form 10-K).

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

The range of banking services provided by First Financial to individuals and businesses includes commercial lending, real estate lending and consumer financing.  Real estate loans are loans secured by a mortgage lien on the real property of the borrower, which may either be residential property (one to four family residential housing units) or commercial property (owner-occupied and/or investor income producing real estate, such as apartments, shopping centers, or office buildings).  Risk of loss related to lending activities is managed by adherence to standard loan policies that establish certain levels of performance prior to the extension of a loan to the borrower.  In addition, First Financial offers deposit products that include interest-bearing and noninterest-bearing accounts, time deposits and cash management services for retail and commercial customers. A full range of trust and wealth management services is also provided through First Financial’s Wealth Management line of business.

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

Consumer loans are primarily loans made to individuals, which may be secured or unsecured.  These types of loans include new and used vehicle loans, second mortgages on residential real estate and unsecured loans.  Risk elements in the consumer loan portfolio are primarily focused on the borrower’s cash flow and credit history, which are key indicators of the ability to repay.  A level of security is provided through liens on automobile titles and second mortgage liens, where applicable.  Consumer loans are generally smaller dollar amounts than other types of lending and are made to a large number of customers, increasing diversification within the portfolio.  Economic conditions that affect consumers in First Financial’s markets have a direct impact on the credit quality of these loans.  Higher levels of unemployment, lower levels of income growth and weaker economic growth are factors that may adversely impact consumer loan credit quality.

Home equity lines of credit consist mainly of revolving lines of credit secured by residential real estate.  Home equity lines of credit are generally governed by the same lending policies and subject to the same credit risk mitigants as described previously for residential real estate loans.

Bannockburn Global Forex (Bannockburn), a division of the Bank, is an industry-leading capital markets firm based in Cincinnati, Ohio, that provides transactional currency payments, foreign exchange hedging, commodities hedging and other advisory products to closely held enterprises, financial sponsors and downstream financial institutions across the United States. Their primary focus is on small- and middle-market clients that have a need for tailored foreign exchange solutions. Bannockburn has a nationwide presence with offices in 11 locations throughout the U.S.

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

Information regarding statistical disclosure required by the Securities and Exchange Commission’s Industry Guide 3 is included in "Table 4 - Statistical Information" of First Financial's 2025 Annual Report to Shareholders for the year ended December 31, 2025, and is incorporated herein by reference.

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

Human Capital

As of December 31, 2025, First Financial had approximately 2,199 employees located primarily in the states of Ohio, Indiana, Kentucky and Illinois.

Employee Wellbeing. First Financial is committed to investing in our employees, recognizing that employee wellbeing is integral to our organizational culture and long-term success. The Company’s approach to wellbeing is multifaceted, supporting employees and their families across five core areas: physical, financial, social, community, and purpose. Our comprehensive Wellbeing Program is designed to promote holistic health and engagement. The program offers a variety of incentives, including health savings account contributions, paid time off, and reimbursements, to encourage voluntary participation in activities such as annual physical exams, health-risk assessments, educational webinars, community service, financial assistance initiatives, and Company-sponsored fitness activities. Additionally, the program provides access to life coaching, mental health resources, and stress management support. In 2025, approximately 60% of eligible employees qualified for benefits under the Wellbeing Program, underscoring our commitment to fostering a healthy, engaged workforce. The Company views employee engagement as a foundational element in achieving strategic objectives and maintaining a high-performance culture.

Employee Engagement. First Financial recognizes that engaged and talented employees are vital to the success of the Company, its subsidiaries, and the clients and communities it serves. Since launching its engagement strategy in 2020, First Financial has partnered with a third party to foster a culture of engagement through comprehensive measurement, targeted manager training, coaching, and action planning. In July 2025, the Company conducted its sixth all-associate engagement survey, recording a significant increase in engagement compared to the prior year. This result underscores the effectiveness of initiatives such as manager accountability, coaching, training, regular team huddles, mentoring, career and leadership development, and updated action plans. Throughout 2025, First Financial expanded opportunities for associate communication and involvement, hosting monthly virtual town hall meetings and in-person market rallies across its footprint. These events enhanced transparency, reinforced strategic priorities, and celebrated contributions to the communities we serve. Additionally, supplemental pulse surveys provided valuable insight into employee needs, shaping future engagement initiatives. Reflecting the success of its engagement strategy, First Financial Bank was honored with the Gallup Exceptional Workplace Award in 2025.

Compensation and Benefits. First Financial offers employees competitive short-term and long-term compensation, a comprehensive set of benefits including health, dental and vision insurance, free or low-cost access to an independent provider of primary care clinics and behavioral health services, life and disability programs, paid time off, parental leave, product discounts and various expense reimbursement programs. First Financial also provides all eligible employees with an annual allocation to the First Financial Pension Plan of 5% of eligible annual pay. The pension allocation is 100% company-paid, fully-vested, portable, and provides a guaranteed benefit upon retirement. The Bank regularly reviews its total rewards practices to ensure compensation is equitable, taking into consideration such factors as experience, education, performance and market data.

Talent Development. First Financial focuses our training programs on career development, onboarding new associates, security, and compliance. While many training topics are required based on role, we offer a variety of topics associates can access for their own development. In 2025, we offered on-the-job skills, leadership, associate engagement, personal development, and career development training. Our commitment to security training comprises both physical and cybersecurity, and our compliance training centers around regulations, policies, and procedures. Similar to prior years, in 2025, First Financial delivered a comprehensive onboarding program for new managers and a high performing program for associates, investing in our future leaders.

Subsidiaries

A listing of each of First Financial’s subsidiaries can be found in Exhibit 21 to this Form 10-K.

Business Combinations

Agile Premium Finance. On February 29, 2024, First Financial acquired Agile Premium Finance for $96.9 million in an all cash transaction. Agile originates commercial loans for the payment of annual property and casualty insurance for businesses. The loans are secured by the unearned premium of the policies and have an average term of approximately ten months. Upon completion of the transaction, Agile became a division of the Bank and continues to operate as Agile Premium Finance, taking advantage of its existing brand recognition within the insurance premium financing industry.

Operating results from the Agile acquisition have been included in the Consolidated Statements of Income since the acquisition date. The Agile transaction was accounted for using the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date in accordance with FASB ASC Topic 805, Business Combinations. The fair value measurements of assets acquired and liabilities assumed were $97.8 million and $2.7 million, respectively. Acquisition accounting adjustments are considered final at December 31, 2025.

Goodwill arising from the Agile acquisition was $1.8 million and reflects the additional revenue growth expected with the Company's expansion into the insurance premium financing business. First Financial incurred $0.1 million and $0.2 million of expenses related to the Agile acquisition for the years ended December 31, 2025 and December 31, 2024, respectively. The goodwill arising from the Agile acquisition is deductible for income tax purposes. For further detail, see Note 10 – Goodwill and Other Intangible Assets.

Westfield Bancorp. Inc. On November 1, 2025, First Financial Bancorp acquired Westfield Bancorp, Inc., an Ohio corporation (“Westfield Bancorp”). Upon completion of the transaction, Westfield Bank, FSB, a federal savings bank (“Westfield Bank”), and a wholly owned subsidiary of Westfield Bancorp, merged into First Financial Bank. Pursuant to the Purchase Agreement, First Financial acquired all of the issued and outstanding equity securities of Westfield Bancorp in exchange for a cash payment of $260.0 million and 2,753,094 shares of First Financial common stock, equal to $64.4 million based on First Financial's stock price on the date the transaction, for a total purchase price of $324.4 million.

This acquisition supplements First Financial’s existing commercial banking and wealth management presence in Northeast Ohio by adding all of Westfield’s retail banking locations and its commercial lending, insurance agency lending and private banking services. Operating results from the Westfield acquisition have been included in the Consolidated Statements of Income since the acquisition date.

The Westfield transaction was accounted for using the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date in accordance with FASB ASC Topic 805, Business Combinations. The fair value measurements of assets acquired and liabilities assumed were $2.1 billion and $1.9 billion, respectively. Acquisition accounting adjustments are considered preliminary at December 31, 2025. These present value measurements are subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values become available, and the measurement period ends in November 2026.

Goodwill arising from the Westfield acquisition was $91.9 million and reflects the additional revenue growth expected with the Company's expansion into the insurance premium financing business. The goodwill arising from the Westfield acquisition is nondeductible for income tax purposes. For further detail, see Note 10 – Goodwill and Other Intangible Assets.

First Financial incurred $5.8 million of expenses related to the Westfield acquisition for the year ended December 31, 2025.

BankFinancial Corporation. In August 2025, the Company entered into an Agreement and Plan of Merger with BankFinancial Corporation, a Maryland corporation (“BankFinancial Corporation”). The transaction was completed subsequent to the end of the year, effective January 1, 2026, at which time BankFinancial, National Association, a national banking association, and a wholly owned subsidiary of BankFinancial Corporation, merged into First Financial Bank. As of December 31, 2025, BankFinancial Corporation operated 17 full-service banking offices and had, on an unaudited basis, approximately $1.4 billion of total assets, $700.2 million of total loans and $1.2 billion of total deposits.

Pursuant to the merger agreement, each share of BankFinancial Corporation common stock was converted into 0.48 shares of First Financial common stock, or 5,980,878 total shares of First Financial common stock.

Given the transaction closed subsequent to December 31, 2025, the BankFinancial acquisition had no impact on First Financial's Consolidated Financial Statements as presented in this Annual Report on Form 10-K.

Market and Competitive Information

First Financial utilizes a community banking business model and serves a combination of metropolitan and non-metropolitan markets through its full-service banking centers primarily in Ohio, Indiana, Kentucky and Illinois. Market selection is based upon a number of factors, but markets are primarily chosen for their potential for growth, long-term profitability and customer reach. First Financial’s goal is to develop a competitive advantage through a local market focus, building long-term relationships with clients to help them reach greater levels of financial success.

We also compete on a nationwide basis through Oak Street, which lends to the insurance industry, registered investment advisors, certified public accountants and indirect auto finance companies; First Franchise, which lends to restaurant franchisees; Bannockburn, which provides foreign exchange services to customers throughout the United States; and Summit, which provides equipment financing to commercial businesses in the United States and Canada.

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

First Financial faces strong competition from financial institutions and other non-financial organizations. Its competitors include local and regional financial institutions, savings and loans and bank holding companies, as well as some of the largest banking organizations in the United States. In addition, other types of financial institutions, such as credit unions, offer a wide range of loan and deposit services that are competitive with those offered by First Financial. The consumer is also served by brokerage firms and mutual funds that provide checking services, credit cards, margin loans and other services similar to those offered by First Financial. Online lenders also create additional competition, particularly in the mortgage and consumer lending areas. Major consumer retail stores compete for loans by offering credit cards and retail installment contracts. It is anticipated that competition from other financial and non-financial services entities will continue and, for certain products and services, intensify. First Financial also competes with Financial Technology Companies (“FinTechs”) which provide similar services to financial institutions while operating predominantly online and without the use of physical branch locations in a customer’s market area. FinTechs also compete with financial institutions by embedding financial services into non-bank platforms which could reduce customer reliance on traditional banking services. Digital assets and cryptocurrencies also operate as competitors, as many of these digital assets and cryptocurrencies seek to provide payment functionality. Many customers either hold or may consider holding money that would typically be held in deposit accounts or investments in the form of digital assets or cryptocurrencies, which serves as competition for deposits.

Supervision and Regulation

First Financial and its subsidiaries operate within a comprehensive system of federal and state banking laws and regulations designed primarily to protect consumers, depositors, borrowers, and the Deposit Insurance Fund (DIF) of the Federal Deposit Insurance Corporation (FDIC), and to promote the stability and soundness of the U.S. banking system. These laws and regulations are not designed for the protection of First Financial shareholders. These laws and regulations govern, among other matters, capital adequacy, permissible activities, allowance for credit losses, lending practices, investment activities, interest rate practices, and disclosures in consumer financial products.

As a public company, First Financial also files reports with the SEC and is subject to its regulatory authority, including the disclosure and regulatory requirements of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to First Financial’s securities, financial reporting and certain governance matters. Because First Financial’s securities are listed on the Nasdaq Global Select Market (“Nasdaq”), it is subject to Nasdaq's rules for listed companies, including rules relating to corporate governance.

Certain elements of selected laws and regulations are described in more detail in the sections that follow. These descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described.

Bank Holding Company Financial Holding Company Regulation

First Financial is a bank holding company that has elected to become a financial holding company and is subject to supervision and examination by the Board of Governors of the Federal Reserve System (Federal Reserve) under the Bank Holding Company Act of 1956, as amended (BHCA). Under the BHCA, the Federal Reserve must approve, among other things, (i) the direct or indirect acquisition of ownership or control (as defined in the BHCA and Federal Reserve regulations) of a bank that is not already majority-owned by the financial holding company; (ii) the acquisition of all or substantially all of the assets of another bank or another financial or bank holding company; or (iii) a merger or consolidation with any other financial or bank holding company. In addition, the acquisition of a savings and loan association by First Financial would also require prior Federal Reserve approval.

As a financial holding company, First Financial may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature and not otherwise permissible for a bank holding company, if: (i) the holding company is "well managed" and "well capitalized" and (ii) each of its subsidiary banks (a) is well capitalized under the Federal Deposit Insurance Corporation Act of 1991 prompt corrective action provisions, (b) is well managed, and (c) has at least a "satisfactory" rating under the Community Reinvestment Act (CRA). If any holding company fails to maintain these qualifications, material restrictions may be placed on its activities, and it could be required to divest subsidiaries engaged in activities not permissible for bank holding companies not operating as financial holding companies. If restrictions are imposed on the activities of a financial holding company, the existence of such restrictions may not be made publicly available pursuant to confidentiality regulations of the bank regulatory agencies. No regulatory approval is required under the BHCA for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. The Financial Services Modernization Act defines “financial in nature” to include: (i) securities underwriting, dealing and market making; (ii)

sponsoring mutual funds and investment companies; (iii) insurance underwriting and agency; (iv) merchant banking; and (v) activities that the Federal Reserve Board has determined to be closely related to banking.

The Federal Reserve adopted a final rule in April 2020 clarifying presumptions used to determine when a company exercises control over another entity for BHCA purposes, enhancing transparency in control determinations. The rule established tiered presumptions of control based on ownership percentage, director representation, business relationships, and contractual rights.

The Federal Reserve has broad enforcement authority over bank holding companies, including the ability to impose civil money penalties, issue cease and desist or removal orders, and require divestitures of subsidiary entities. A bank holding company is expected to act as a source of financial strength to its subsidiary banks, and the Federal Reserve may limit dividends or require contributions of capital where necessary or prudent.

Federal Reserve System Regulation

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

Depository institutions, including the Bank, are required to maintain reserves against certain deposit liabilities. In response to the COVID-19 pandemic, the Federal Reserve reduced reserve requirement ratios to 0% effective March 26, 2020, and this level remained unchanged as of December 31, 2025. The Federal Reserve retains authority to reinstate reserve requirements at any time.

Economic Growth, Regulatory Relief and Consumer Protection Act

The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 modified or eliminated certain enhanced regulatory and compliance requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) for bank holding companies with consolidated assets below $100 billion. As a bank holding company with assets below this threshold, First Financial benefits from relief from certain enhanced regulatory reporting, stress testing, and capital planning requirements.

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

In November 2025, banking regulators announced that the focus of supervision and examination would shift from “processes, procedures and documentation” to material financial risks. The Bank anticipates that the shift in focus of banking regulators could result in more concise and directed examinations as a result of the more clear and limited directives.

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

The Basel III capital rules include (i) a minimum Common Equity Tier 1 capital ratio of 7.0%, (ii) a minimum Tier 1 Capital ratio of 8.5%, (iii) a minimum total capital ratio of 10.5% and (iv) a minimum leverage ratio of 4.0%.

Common equity for the Common Equity Tier 1 capital ratio generally consists of common stock (plus related surplus), retained earnings, accumulated other comprehensive income (unless an institution elects to exclude such income from regulatory capital) and limited amounts of minority interests in the form of common stock, subject to applicable regulatory adjustments and deductions.

Tier 1 capital generally includes Common Equity Tier 1 (CET1) capital and Additional Tier 1 capital. CET1 capital generally consists of common stock and related surplus (net of treasury stock), retained earnings, accumulated other comprehensive income (subject to any applicable opt-out), and certain other comprehensive income elements, less required regulatory deductions and adjustments.

Additional Tier 1 capital generally includes qualifying noncumulative perpetual preferred stock and related surplus, as well as other qualifying Additional Tier 1 instruments, including limited amounts of minority interests. For bank holding companies that made a timely election under the regulatory capital transition provisions, certain trust preferred securities and cumulative perpetual preferred stock may continue to qualify as Additional Tier 1 capital under grandfathering provisions, subject to applicable limits. Tier 1 capital is reduced by required regulatory deductions and adjustments.

Tier 2 capital consists of qualifying subordinated debt, certain preferred stock instruments that do not qualify as Additional Tier 1 capital, limited amounts of minority interests not included in Tier 1 capital, and an eligible portion of the allowance for credit losses (or allowance for loan and lease losses, as applicable). Tier 2 capital is subject to specified eligibility criteria, phase-ins, regulatory limits, and required deductions.

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

The Basel III Capital Rules also place restrictions on the payment of capital distributions, including dividends and stock repurchases, and certain discretionary bonus payments to executive officers if the Company does not hold a capital conservation buffer of at least 2.5% composed of common equity tier 1 capital compared to its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter.

Federal banking regulators have established regulations governing prompt corrective action to resolve capital deficient banks. Under these regulations, institutions that become under-capitalized are subject to mandatory regulatory scrutiny and limitations, which increase as capital continues to decrease. Each such institution is also required to file a capital plan with its primary federal regulator, and its holding company must guarantee the capital shortfall up to the lesser of 5% of the assets of the capital deficient institution at the time it becomes under-capitalized, or the amount necessary to restore bank to adequately capitalized status.

In accordance with the Basel III Capital Rules, in order to be “well-capitalized” under the prompt corrective action guidelines, a bank must have a common equity tier 1 capital ratio of at least 6.5%, a total risk-based capital ratio of at least 10.0%, a tier 1 risk-based capital ratio of at least 8.0% and a leverage ratio of at least 5.0%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level or any capital measure. At December 31, 2025, the Bank met the capital ratio requirements to be deemed “well-capitalized.”

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

Debit Card Interchange Fees

The “Durbin Amendment” to the Dodd-Frank Act, also known as Regulation II limits the amount of interchange fees that banks with assets of $10 billion or more may charge to process electronic debit transactions. Under the Durbin Amendment and the Federal Reserve Board’s implementing regulations, bank issuers which are not exempt may only receive an interchange fee from merchants that is reasonable and proportional to the cost of clearing the transaction. The maximum permissible interchange fee is equal to no more than $0.21 plus 5 basis points of the transaction value for many types of debit interchange transactions. A debit card issuer may also recover $0.01 per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements established by the Federal Reserve Board. In addition, the Federal Reserve Board has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product.

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

Insurance of Accounts

The FDIC maintains the DIF, which insures the deposit accounts of the Bank to the maximum amount provided by law. The general insurance limit is $250,000 per depositor, per ownership category, which is backed by the full faith and credit of the United States.

The FDIC assesses deposit insurance premiums on each insured institution quarterly based on risk characteristics of the institution. As a bank with assets of more than $10 billion, First Financial is subject to a deposit assessment based on a scorecard issued by the FDIC. This scorecard considers, among other things, the Bank’s CAMELS rating, results of asset-related stress testing and funding-related stress, as well as its use of core deposits, among other things. Depending on the results of the Bank’s performance under that scorecard, the total base assessment rate is between 2.5 and 42 basis points. The FDIC may also impose a special assessment in an emergency situation.

To address losses attributable to the systemic risk determination following the failures of Silicon Valley Bank and Signature Bank, the FDIC adopted a special assessment regime. In December 2025, the FDIC issued an interim final rule amending the collection framework for the special assessment to better align the assessment base with estimated losses, adjust the rate for the final collection quarter, and provide for potential offsets or final shortfall assessments after receivership termination. Estimated losses recoverable through the special assessment are approximately $16.7 billion as of September 30, 2025.

As of December 31, 2025, the Bank reported $7.4 billion in uninsured deposits.

The FDIC has authority to examine and require reporting from insured institutions and may terminate deposit insurance upon finding unsafe or unsound practices, violations of law, or material regulatory breaches.

Community Reinvestment Act

Under the CRA, FDIC-insured institutions are obligated, consistent with safe and sound banking practices, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA requires the appropriate federal banking regulator, in connection with the examination of an insured institution, to assess the institution's record of meeting the credit needs of its community and to consider this record in its evaluation of certain applications to banking regulators, such as an application for approval of a merger or the establishment of a branch. An unsatisfactory rating may be used as the basis for the denial of an application and will prevent a bank holding company from making an election to become a financial holding company. As of the Bank’s most recent CRA examination, it received a rating of “outstanding” under applicable CRA regulations.

Federal banking agencies had issued a final rule in October 2023 designed to modernize CRA regulations with applicability originally scheduled for 2026 and 2027. However, in light of litigation challenging the 2023 CRA rule’s implementation, the agencies, on July 16, 2025, proposed rescinding the 2023 rule and reinstating the prior regulatory framework, substantially equivalent to the regulations in effect prior to the 2023 rule, with certain technical updates. While the proposal remains subject to notice and comment, the prior regulatory framework continues to govern CRA evaluations.

Consumer Protection Regulation and CFPB Supervision

The Bank is subject to extensive federal consumer protection laws and regulations enforced by the Consumer Financial Protection Bureau (“CFPB”), including, among others, the Consumer Financial Protection Act, the Consumer Leasing Act of 1976, the Electronic Fund Transfer Act, the Equal Credit Opportunity Act, the Fair Credit Billing Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Gramm-Leach-Bliley Act (“GLBA”), the Home Mortgage Disclosure Act of 1975, the Homeowners Protection Act of 1998, the Military Lending Act, the Real Estate Settlement Procedures Act of 1974, the Truth in Lending Act, and the Truth in Savings Act. As a bank with total assets exceeding $10 billion, the Bank is primarily examined by the CFPB with respect to consumer protection compliance. In 2025, the United States Congress reduced federal funding to the CFPB, and the agency’s status is currently undergoing changes of leadership, goals, directive, and enforcement capabilities. The Bank will monitor the status of the CFPB and implement any necessary changes to its policies, procedures, and/or operations in response to any changes with the CFPB.

Privacy Rules

Federal banking regulators, as required under the GLBA, have adopted rules limiting the ability of banks and other financial institutions to disclose nonpublic information about consumers to non-affiliated third parties. The rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to non-affiliated third parties. The privacy provisions of the GLBA affect how consumer information is transmitted through diversified financial services companies and conveyed to outside vendors.

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

Volcker Rule

In December 2013, five federal agencies adopted a final regulation implementing the so-called Volcker Rule provision of the Dodd-Frank Act (the "Volcker Rule"). The Volcker Rule placed limits on the trading activity of insured depository institutions and entities affiliated with depository institutions, subject to certain exceptions. Such trading activity included the purchase or sale as principal of a security derivative, commodity future, option, or similar instrument in order to benefit from short-term price movements or to realize short-term profits. The Volcker Rule exempted trading in specified United States government, agency, state and/or municipal obligations. The Volcker Rule also excluded: (i) trading conducted in certain capacities, including as a broker or other agent, through a deferred compensation or pension plan, as a fiduciary on behalf of customers; (ii) trading to satisfy a debt previously contracted; (iii) trading under certain repurchase and securities lending agreements; and (iv) trading in connection with risk-mitigating hedging activities. Further, the Volcker Rule prohibited a banking entity from having an ownership interest in, or certain relationships with, a hedge fund or private equity fund, also known as “covered funds,” subject to a number of exceptions.

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

Office of Foreign Assets Control Regulation

The United States Treasury Department’s Office of Foreign Assets Control ("OFAC") administers and enforces economic and trade sanctions against targeted foreign countries and regimes, under authority of various laws, including designated foreign countries, nationals and others. OFAC publishes lists of specially designated targets and countries. First Financial is responsible for, among other things, blocking accounts of, and transactions with, such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Failure to comply with these sanctions could have serious financial, legal and reputational consequences, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations. The Bank has established policies and procedures that it considers to be in compliance with the requirements and obligations of OFAC and the laws it regulates.

Incentive Compensation

Following the adoption of additional listing requirements in 2023 to comply with the Dodd-Frank Act and rules adopted by the SEC in October 2022, public companies are required to adopt, implement and disclose a "clawback" policy for incentive compensation payments that allows recovery of incentive compensation that was paid on the basis of erroneous financial information necessitating an accounting restatement due to material noncompliance with financial reporting requirements. This clawback policy is intended to apply to compensation paid within the three completed fiscal years immediately preceding the date the issuer is required to prepare a restatement and would cover all executives (including former executives) who received incentive awards. First Financial has adopted and implemented a clawback policy, which is included as Exhibit 97 to this Report.

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

Patriot Act

A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. In response to the terrorist events of September 11, 2001, the Uniting and Strengthening of America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "Patriot Act") substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties, and expanding the extra-territorial jurisdiction of the United States. The Patriot Act gives the United States government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. Title III of the Patriot Act encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions. Among other requirements, Title III and related regulations require regulated financial institutions to establish a program specifying procedures for obtaining identifying information from customers seeking to open new accounts and establish enhanced due diligence policies, procedures and controls designed to detect and report suspicious activity. The Bank has established policies and procedures that it considers to be in compliance with the requirements of the Patriot Act.

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

Future Legislation and Regulation

Federal and state banking laws, regulations and regulatory policies are subject to ongoing review and revision by Congress, state legislatures and applicable regulatory agencies. In addition to the specific statutory and regulatory developments discussed above, the enactment of new legislation or regulations, changes to existing laws or supervisory policies, or changes in the interpretation or application thereof, may adversely affect First Financial, the Bank and their respective subsidiaries in ways that are difficult to anticipate. Such developments could impact First Financial and the Bank’s business activities, financial condition and results of operations, and may increase regulatory reporting obligations and compliance costs. The ultimate substance, timing and effect of any pending or future legislative or regulatory initiatives, and the manner in which they may be implemented or applied, cannot be predicted.

Item 1A. Risk Factors.

The risks listed here are not the only risks we face. Additional risks that are not presently known, or that we presently deem to be immaterial, also could have a material effect on our financial condition, results of operations, business and prospects. You should carefully consider the following risk factors that may affect our financial condition, results of operations, business and prospects. You should carefully consider the following risk factors that may affect our financial condition, results of operations, business and prospects. Additionally, the aggregate impact of multiple risk factors, whether presently deemed material or immaterial, could similarly result in a material effect on our financial condition, results of operations, business and prospects. (See also “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion of forward looking statements that could result in a material effect on our financial condition, results of operations, business and prospects.)

Risks Related to Economic and Market Conditions

Weakness in the economy and governmental policies, whether or not adopted in response to economic conditions such as inflation, may adversely affect us. Our success depends, in part, on economic and political conditions, local and national, as well as governmental fiscal and monetary policies. Conditions such as inflation, deflation, recession, unemployment, changes in interest rates, tariffs, fiscal and monetary policy and other factors beyond our control may affect our deposit levels and composition, demand for loans and other products and services, the ability of borrowers to repay their loans and the value of the collateral securing the loans it makes. Economic turmoil in different regions of the world, as well as military conflicts such as those currently ongoing in Russia, Ukraine, the Middle East, China, and Venezuela affect the economy and stock prices in the United States, which can affect our earnings and capital and the ability of our customers to repay loans.

U.S. trade policies and international economic relationships continue to evolve, including potential changes to trade agreements and tariffs. Such changes may contribute to economic uncertainty and could negatively affect financial markets, supply chains, and the economic performance of the Company’s customers and markets. Trade wars and tariffs can affect the economy and stock prices in the United States and can impact the costs of goods paid by customers, which can affect our deposit levels and concentration, the demand for loans and other products and services and the ability of our customers to repay outstanding loans, which could adversely affect our financial condition and the results of operations.

If the strength of the United States economy declines, this could result in, among other things, a deterioration of credit quality, altered consumer spending habits, decreased deposit balances maintained by our customers, or a reduced demand for credit, including a resultant effect on our loan portfolio and allowance for credit losses. Although the Federal Reserve eased monetary policy in 2025 with a series of rate cuts that brought the target federal funds range down to 3.50% – 3.75% by year-end, policymakers paused rate reductions in early 2026 and signaled patience in setting future policy as inflation remains elevated and labor market signals evolve. Despite these reductions, the future path of interest rates remains uncertain. Market and policy forecasts have not settled on expectations in the coming year. A scenario in which short-term interest rates remain elevated for longer than currently anticipated, or rise again in response to inflation or other macroeconomic developments, could increase stress on borrowers, potentially leading to higher delinquencies and charge-offs and adversely affecting our financial condition and results of operations. In addition, earnings sensitivity may be driven not only by rate levels but also by rate volatility and speed of rate changes, which may reduce hedge effectiveness and pressure margins.

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

Changes in leadership of the Federal Reserve Board of Governors may adversely affect us. The Federal Reserve is the primary regulator of bank holding companies and financial holding companies, and is also responsible for regulating the money supply and credit conditions in the United States. The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks and are expected to continue to do so in the future.

The Federal Reserve is expected to go through a change of leadership in 2026. The term of the Chair of the Federal Reserve Board of Governors, Jerome Powell, expires on May 15, 2026. On January 30, 2026, Kevin Warsh was nominated as the successor to Chair Powell. Mr. Warsh must be confirmed by the United States Senate prior to becoming the Chair of the Federal Reserve Board of Governors.

A change in leadership may result in policy changes of the Federal Reserve related to the regulation of bank holding companies and financial holding companies, the money supply, and/or credit conditions in the United States. The effects of such policies upon our financial condition, results of operations, business and prospects cannot be predicted or determined.

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

During 2025, the Federal Reserve implemented a series of rate cuts that decreased the target fed funds rate by 75 basis points. Although we have implemented procedures we believe will prepare us for the potential effects of changes in interest rates on our results of operations, these procedures may not always be successful. In addition, any substantial or prolonged change in market interest rates could affect our financial condition, results of operations and liquidity.

Local economic factors may adversely affect our business and the results of our operations. Our community banking business model and local market focus has led to a concentration in the markets in which we operate, namely Indiana, Ohio, Kentucky and Illinois. As a result of this geographic concentration, our results of operations are largely dependent on economic conditions in these local markets. Changes to the economic conditions in these local markets, which may be different from the national economic conditions, may adversely affect our financial condition, results of operations, and business prospects.

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

Loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by carefully adhering to our credit risk standards and actively and carefully monitoring our extensions of credit throughout the lifespan of a loan.

Classified asset balances increased $11.4 million, or 5.1%, to $235.5 million at December 31, 2025 from $224.1 million at December 31, 2024. The change in classified assets during 2025 included $20.4 million of loans rated substandard or worse acquired in the Westfield transaction. Absent the impact from Westfield, classified assets declined $9.0 million during 2025 as resolutions of classified assets outpaced downward credit migration during the period. Any increases in our classified asset balances and/or an increase in loan defaults may also increase our costs associated with servicing these loans, foreclosing on properties and costs of property maintenance on foreclosed properties. We cannot fully eliminate credit risk, and as a result, credit losses may increase in the future and impact our financial condition and results of operations.

Weakness in the secondary market for residential mortgage loans could affect our financial condition and results of operations. Declines in demand for residential mortgage loans, changed government laws or regulations or other disruptions in the secondary market for residential mortgage loans can limit the market for and liquidity of many mortgage loans that we seek to sell in the secondary market. The effects of these disruptions to the secondary market for residential mortgage loans, as well as reductions in residential real estate market prices and declining home sales, could affect the value of collateral securing mortgage loans that we hold, income generated from mortgage loan originations and profits on sales of mortgage loans in the secondary market. Such conditions could result in higher losses or charge-offs in our mortgage loan portfolio and other lines of business. Declines in real estate values, home sale volumes, financial stress on borrowers as a result of job losses, interest rate resets on adjustable rate mortgage loans or other factors, either independently or in the aggregate could have further effects on borrowers that could result in higher delinquencies and greater charge-offs in future periods, which would affect our financial condition, results of operations, business and/or prospects. A decline in home values or overall economic weakness could also have an impact upon the value of real estate or other assets which we own upon foreclosing a loan and our ability to realize value on any subsequent sale of such assets.

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

Risks Related to Our Business

When we loan money, commit to loan money or enter into a letter of credit or other contract with a counterparty, we incur credit risk, or the risk of loss if our borrowers do not repay their loans or our counterparties fail to perform according to the terms of their contracts. Since lending is one of our primary business activities, the credit quality of our portfolio can have a significant impact on our earnings. We estimate and establish reserves for credit risks we reasonably expect to occur over the expected life of our loan portfolio. This process, which is critical to our financial results and condition, requires difficult, subjective and complex judgments, including reviews of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans. As is the case with any such assessments, there is always the chance that we will fail to identify the proper factors, that we will fail to accurately estimate the impacts of factors that we identify, or that we fail to accurately estimate the aggregate impacts of factors that we identify, all of which could impact the credit quality of our portfolio and have an impact on the results of operations. In addition, large loans, letters of credit and contracts with individual counterparties in our portfolio magnify the credit risk that we face, as the impact of large borrowers and counterparties not repaying their loans or performing according to the terms of their contracts has a disproportionately significant impact on our credit losses, reserves and the results of operations. Certain segments of commercial real estate, including office properties, continue to experience elevated vacancy rates and refinancing pressure, which may reduce collateral values and increase default risk.

The information that we use in managing our credit risk may be inaccurate or incomplete, which may result in an increased risk of default and otherwise have an effect on our financial condition, results of operations and business. In deciding whether to extend credit or enter into other transactions with clients and counterparties, we may rely on information furnished by or on behalf of clients and counterparties, including financial statements and other financial information. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. Nonetheless, in the near-term, sustained interest rates along with elevated costs are expected to weigh on firms’ profit margins. Although we regularly review our credit exposure to specific clients and counterparties and to specific industries that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to detect, such as fraud. Moreover, such circumstances, including fraud, may become more likely to occur or be detected in periods of general economic uncertainty. We may also fail to receive full information with respect to the risks of a counterparty. In addition, in cases where we have extended credit against collateral and/or guarantees, we may find that we are under-secured, for example, as a result of sudden declines in market values that reduce the value of collateral or due to fraud with respect to such collateral or the ability of a guarantor to fulfill its financial obligations. If such events or circumstances were to occur, it could result in a potential loss of revenue and increase in recovery costs which could have an effect on our financial condition, results of operations and business.

Our allowance for credit losses may prove to be insufficient to absorb losses in our loan portfolio or may produce volatility in provision expense and earnings. We maintain an allowance for credit losses that we believe is a reasonable estimate of the expected losses over the expected life of the loan portfolio based on a CECL model as of the corresponding balance sheet date. However, our allowance for credit losses may not be sufficient to cover actual credit losses, and future provision for credit losses could materially affect our operating results. The accounting measurements related to the allowance for credit losses require significant estimates which are subject to uncertainty and change related to new information and changing circumstances.

Management estimates the allowance using relevant available information from both internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience paired with economic forecasts provide the basis for the quantitatively modeled estimation of expected credit losses. CECL estimates are sensitive to economic forecast assumptions, including unemployment, interest rates, and property valuations. Changes in forecasts may produce volatility in provision expense and earnings. We adjust our quantitative model, as necessary, to reflect conditions not already considered by such model. Our estimates of the risk of loss and amount of loss on any loan are complicated by the significant uncertainties surrounding our borrowers’ abilities to successfully execute their business models through changing economic environments, competitive challenges and other factors. Because of the degree of uncertainty with respect to assumptions in our models and susceptibility of these factors to change, our actual losses may vary from our current estimates.

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

As a result of CECL, our financial results may be negatively affected as soon as weak or deteriorating economic conditions are forecasted and alter our expectations for credit losses. In 2025, we recorded $36.5 million of provision expense on loans and leases due to net charge-offs and loan portfolio growth. Depending upon future circumstances, as well as broader macroeconomic shifts, we may incur significant provision expense for credit losses in future periods.

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
•Concentration risk: Bannockburn’s business model relies, to some extent, upon a small number of large clients. The loss of one or more of these large clients would adversely affect the revenue derived from Bannockburn. Revenue concentration among a limited number of counterparties may make earnings from Bannockburn more volatile and we may see a negative impact on our financial condition or results of operations should we lose or see reduced activity from any of these large clients.
•Market risk: Foreign currency and commodities transactions expose us to market risk, including fluctuations in foreign exchange rates, interest rates, and commodity prices. These fluctuations could result in financial losses or decreased revenues or additional liquidity needs if we fail to accurately predict or manage these risks. Foreign currency and commodities transactions historically increase as market volatility increases. Sustained periods of stability in global financial markets could also adversely affect Bannockburn’s revenue.

•Credit risk: We are exposed to credit risk through our dealings with counterparties in derivative transactions. While we have risk management policies and procedures in place to manage credit risk, the failure of counterparties to fulfill their obligations could lead to financial losses or damage to our reputation.
•Liquidity risk: The nature of our capital markets operations requires us to maintain sufficient liquidity to meet our obligations, including margin calls and settlement requirements. Sudden increases in collateral or margin requirements during periods of market volatility may create additional liquidity needs, which could strain our resources and negatively impact our financial position.
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
•Political risk: Our foreign exchange business is also susceptible to the risk that political events or changes in government policies, such as renegotiated trade agreements or tariffs, could negatively impact the bank's matched book business. For additional discussion related to political risks, please see the Risk Factor titled “Weakness in the economy and governmental policies, whether or not adopted in response to economic conditions such as inflation, may adversely affect us.”
•Currency Risk: Recent depreciation and volatility in the U.S. dollar have increased uncertainty in foreign exchange markets, which may affect transaction volumes, hedging activity, client demand, and the value of positions managed within Bannockburn’s matched book operations. Continued currency volatility or abrupt shifts in exchange rates could result in reduced revenues, valuation impacts, or increased liquidity and collateral requirements, adversely affecting our financial condition and results of operations.

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

In addition, a cybersecurity breach of a vendor's system may result in theft of our data or disruption of business processes. Increased use of artificial intelligence (AI) by vendors can further increase the risks of a cybersecurity breach, as discussed in the Risk Factor titled “The increased use and capacity of AI, Generative AI, large language models (LLMs), and AI agents by customers, vendors and competitors increases risks to our business.” A material breach of customer data security at a service provider's site may negatively impact our business reputation and cause a loss of customers, result in increased expense to contain the event and/or require that we provide credit monitoring services for affected customers, result in regulatory fines and sanctions, and possibly litigation. We may experience liability to our customers for losses arising from a breach of a vendor's data security system. We rely on our outsourced service providers to implement and maintain prudent cybersecurity controls. Furthermore, we may not be insured against all types of losses as a result of third-party failures, and our insurance coverage may be inadequate to cover all losses resulting from system failures or other disruptions. Failures in our business infrastructure could interrupt our operations, cause reputational harm, increase the costs of doing business and impact the results of our operations. In certain cases, a limited number of vendors provide critical or specialized services, and disruption, pricing changes, financial stress, or service degradation at one of these providers could have a disproportionate impact on our operations. The Company’s business continuity and disaster recovery planning addresses disruption in critical vendors.

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

Any of these occurrences could result in our diminished ability to operate one or more of our businesses, potential civil liability, reputational damage and regulatory intervention in the form of requirements, restrictions and penalties, which could affect our financial condition, results of operations and business.

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

Additionally, we could be affected if one of our employees or a third-party service provider causes a significant operational breakdown or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems. We are also at risk of an impact on our systems and operations from natural disasters, accidents outside of our control, terrorism, international hostilities, and other exceptional or outlier events outside of our control. Increasing electricity demand, including from data centers and industrial activity, is placing pressure on regional power grid operators, including PJM Interconnection LLC, which serves many of the markets in which we operate, and prolonged or widespread power disruptions could adversely affect our facilities, third-party service providers, customers, and business continuity. Such events can impact operational systems operated by us or others on which we rely and can result in an impact to our business operations and subsequent impacts to our financial condition and results of operations.

In addition, continuing cyberattacks and current geopolitical tensions highlight the importance of heightened threat monitoring and safeguarding against disruptive attacks targeting the financial sector. There have been instances where financial institutions have been victims of fraudulent activity in which criminals pose as customers to initiate wire and automated clearinghouse transactions out of customer accounts. There have also been increased instances of scammers who target and socially engineer clients to gain access to their accounts to conduct transactions or induce customers to authorize fraudulent transactions for the scammers’ benefit. Although we have commercially reasonable policies and procedures in place to verify the authenticity of our customers, we cannot assure that such policies and procedures will prevent all fraudulent transfers. AI tools may also be utilized by bad actors to increase the sophistication and speed of cyberattacks and fraud attempts. For more information on the risks associated with AI, see the Risk Factor titled “The increased use and capacity of AI, Generative AI, large language models (LLMs), and AI agents by customers, vendors and competitors increases risks to our business.”

The fraudulent activity and cybersecurity risks can result in financial liability and litigation risk to us and/or our customers, as well as harm to our reputation and negative impacts on our financial condition, results of our operations, business and prospects.

The increased use and capacity of AI, Generative AI, large language models (LLMs), and AI agents by customers, vendors and competitors increases risks to our business. The use and capacity of AI, Generative AI, LLMs and AI agents has increased in the past year and is being employed by customers, competitors, and vendors at increased rates. Many of these tools can increase cybersecurity risks, require specific technical expertise to operate, or expose information through open source code. These tools are being used by parties in various capacities, and employing these tools without sufficient knowledge or expertise of the power and risks associated with the tools can increase risks for the users. These tools are relatively new and there is potential of continued and/or increased adoption of legal and regulatory frameworks governing the use of these tools, by law, our primary banking regulators, other federal or state regulatory bodies, or other self-regulatory organizations.

The use of these tools by customers can increase the risk of exposure to their personal information and/or banking credentials which can result in increased opportunities for bad actors to initiate fraudulent activity with respect to a customer’s account(s). While we have implemented commercially reasonable policies and procedures to protect against fraudulent activity on the accounts of our customers, we cannot assure that such policies and procedures will prevent all fraudulent activity or capture activity that has been inadvertently been authorized by the customer. Such activity can result in financial liability and litigation risk to us and/or our customers, as well as harm to our reputation and negative impacts on our financial condition, results of our operations, business and prospects.

The use of these tools by vendors engaged by us can increase the risk of unauthorized use or disclosure of sensitive or confidential client or customer information and cyberattacks. In conducting due diligence of our vendors, we request detailed information regarding how the vendor uses these tools and attempt to mitigate risks related to exposure by agreement with vendors. While these processes seek to mitigate risks associated with vendor use of these tools, we cannot eliminate this risk. Vendors may employ tools without realizing the risks associated with the tools, may have employees that use unauthorized technology tools that were not disclosed to us during our diligence process, or the tools that were disclosed may implement new services, features, or technologies that increase the exposure to cybersecurity risks. If a vendor engaged by us experienced a cyberattack related to use of these tools, or deliberately or inadvertently exposed sensitive or confidential client or customer information, we may experience financial liability and litigation risk to us and/or our customers, as well as harm to our reputation and negative impact on our financial condition, results of operations and business. Additionally, if any vendors incur additional costs related to any legal or regulatory framework adopted governing the use of such tools, we may face increased costs to engage such vendor, which could impact or financial condition and results of operations if we continue to use such vendor or as a result of costs incurred to find an alternative vendor.

The use of these tools by competitors may impair our ability to attract or retain business if our competitors are successful in their implementation. Failure to keep pace with these evolving technologies can have a negative impact on our financial condition, results of operations, business and prospects. In addition, if our competitors suffer any reputational harm as a result of the implementation of these evolving technologies, it could have a negative effect on the financial services industry as a whole and have a negative impact on our financial condition, results of operations, business and prospects. The increased use of these tools by competitors may also increase pressure to impose legal or regulatory frameworks regarding these tools, which could impact the financial services industry as a whole and cause us to incur increased costs to comply with such legal or regulatory frameworks, which may result in a negative impact on our financial condition, results of operations and business.

Our liquidity is dependent upon our ability to receive dividends from our subsidiaries, which accounts for most of our revenue and could affect our ability to pay dividends, and we may be unable to provide liquidity from other sources. We are a separate and distinct legal entity from our subsidiaries, notably the Bank. We receive substantially all of our revenue from dividends from our subsidiaries. These dividends are the principal source of funds to pay dividends on our common shares and interest and principal on outstanding debt. Various federal and/or state laws and regulations limit or restrict the amount of dividends that the Bank and certain of our non-bank subsidiaries may pay us. Additionally, if our subsidiaries’ earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, we may not be able to make dividend payments to our common shareholders. As of December 31, 2025, the Bank had $193.6 million available to pay dividends to First Financial without prior regulatory approval.

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

As of December 31, 2025, we had indebtedness of $1.2 billion which was an increase from $1.1 billion in 2024. This increase was primarily a result of the Company's overall balance sheet management strategies subsequent to the Westfield acquisition. If deposits were to decrease, we may need to incur additional indebtedness to ensure that we have adequate levels of liquidity.

Clients could pursue alternatives to bank deposits, causing us to lose a relatively inexpensive source of funding. Checking and savings account balances and other forms of client deposits, including uninsured deposits, could decrease if clients perceive alternative investments as providing superior expected returns. Increased competition from money market funds and alternative investment vehicles may decrease our deposit balances and increase our funding costs. We regularly perform liquidity stress testing and sensitivity analyses of deposit assumptions. Both remain critical given recent trends in deposit balance and interest rate movements, as well as uncertainty regarding depositor behavior moving forward.

Digital banking has accelerated deposit mobility and increased liquidity risk. Consumers may move money out of bank deposits in favor of other investments, including digital assets or cryptocurrency or money market funds, or into alternative financial services providers with limited friction in moving assets. When clients move money out of bank deposits in favor of alternative investments or to alternative financial services providers, we can lose a relatively inexpensive source of funds, increasing our funding costs, and impacting the results of our operations. Recent industry events have demonstrated that deposit balances, particularly uninsured and digitally accessible deposits, can move rapidly during periods of market stress, requiring banks employ risk mitigation strategies to handle any increased liquidity pressures. Sound liquidity risk management, including processes that ensure sufficient committed capacity to meet contingent liquidity needs, remains critical.

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

Projections for new business initiatives and strategies may prove inaccurate. The introduction, implementation, withdrawal, success and timing of business initiatives and strategies, including, but not limited to, the opening of new banking centers or entering into new product lines, may be less successful or may be different than anticipated, which could affect our business, financial condition and the results of our operations. The Bank makes certain projections and develops plans and strategies for its banking and financial products. If we do not accurately forecast demand for our banking and financial products or if technology conversion challenges and/or customer attrition risks delay realization of expected benefits from acquisitions or branch purchases, it could result in us incurring significant expenses without the anticipated increases in revenue, which could result in a material effect on the Bank’s business, capital, and/or results of our operations.

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

Competition in the financial services industry is intense and could result in our losing business and/or experiencing reduced margins. We operate in a highly competitive industry that could become even more competitive as a result of legislative, regulatory and technological changes, including AI, Generative AI, LLMs and AI agents, and continued consolidation. We face aggressive competition from other domestic and foreign lending institutions as well as from numerous other providers of financial services. The ability of non-banking financial institutions to provide services previously limited to commercial banks has intensified competition. Because non-banking financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures. Securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. These developments may significantly change the competitive environment in which we conduct business.

Some of our competitors have greater financial resources and/or face fewer regulatory constraints, such as FinTechs, digital assets or cryptocurrencies. FinTechs and other new technologies seek to complete financial transactions without banks or by utilizing banks that are not dependent on having physical branches in a customer’s market area, or embed financial services into non-bank platforms which could reduce customer reliance on traditional banking services. FinTechs have also begun seeking commercial bank or industrial loan company charters, or are actively seeking to acquire commercial banks or industrial loan companies to further compete with traditional banking services. The rise in technological advances in the financial services industry has led to simpler opportunities for consumers to shop for higher deposit interest rates at banks across the country, which may offer higher rates because they have few or no physical branches and open deposit accounts electronically.

Further, in 2025, the United States passed the Guiding and Establishing National Innovation for U.S. Stablecoins Act (the “GENIUS Act”), which provides a regulatory framework for the issuance and adoption of stablecoins in the United States. The passage of the GENIUS Act may result in increased competition from issuers of stablecoins and providers of related technology, as well as non-bank competitors and financial institutions that offer to hold stablecoin reserve assets or custody stablecoins.

In addition to non-bank competitors, we face competition from within the traditional financial services industry. Credit unions that compete with us have tax, regulatory and other advantages that allow them to price products and services more competitively. Competing banks may have greater financial resources and/or face fewer regulatory constraints. Competing banks may also be more successful in implementing new technologies or developing or launching new products or services. As a result of these various sources of competition, we could lose loan, deposit, or other types of business to competitors or be forced to price products and services on less advantageous terms to retain or attract clients, either of which could affect our profitability.

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

Failure to keep pace or successfully adopt new technologies could adversely affect the results of our operations. In addition to the new products and services that new technologies, including digital or cryptocurrencies, blockchain and other “fintech” technologies, bring to customers, successful adoption and implementation of new technologies can allow us to increase efficiencies and enable us to better serve customers in a more efficient manner at reduced costs.

We may undertake additional costs to implement new technologies. Our success depends in part on recognizing the potential of new technology that can be implemented to achieve these benefits. If we are not successful in implementing the new technologies, or otherwise do not realize the intended efficiency and cost benefits of the implementation of new technologies, we may be unable to recover the costs incurred during the implementation.

Additionally, implementation of certain new technologies, such as AI, Generative AI, LLMs, AI agents and similar technologies, can expose us to new or increased operational risks, including risks related to data leakage, model bias, decision errors, regulatory non-compliance, or ineffective governance or internal controls. The implementation of these new technologies may have unintended consequences due to their limitations or failure to use and implement them effectively. Further, many of our competitors have greater resources to develop these and other new technologies without reliance on third party vendors or developers, which can reduce their costs and exposure to third party risks, which could put us at a competitive disadvantage. For more information on the risks associated with these new technologies, see the Risk Factor titled “The increased use and capacity of AI, Generative AI, large language models (LLMs), and AI agents by customers, vendors and competitors increases risks to our business.”

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

Our wealth management business subjects us to a variety of investment and market risks. At December 31, 2025, we had $3.9 billion in assets under management. A sharp decline or heightened volatility in the stock market could negatively impact the value of investments held by the bank's wealth management clients, which in turn impacts the amount of assets under management and subjects our earnings to additional risks and uncertainties. As our wealth management business grows, we may also face operational risk resulting from inadequate or failed internal processes, systems or errors, and regulatory risk, which could result in penalties or restrictions due to non-compliance with laws and regulations.

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

Potential acquisitions may disrupt our business and dilute shareholder value, we may not be able to successfully consummate or integrate such acquisitions, and we may not realize the anticipated benefits contemplated when pursuing a potential acquisition. We may acquire other financial institutions, or branches or assets of other financial institutions, in the future. We may also open new branches and enter into new lines of business or offer new products or services either through organic expansion, mergers, acquisitions or similar corporate transactions. These risks and uncertainties are present in the acquisitions and subsequent integration into First Financial of Westfield Bancorp and Westfield Bank; and BankFinancial Corporation and BankFinancial, National Association. Any such expansion of our business will involve a number of expenses and risks, which may include:

•the time and expense associated with identifying and evaluating potential expansions, including the ability to conduct due diligence and the access to information discovered during the due diligence process;
•the potential inaccuracy of estimates, judgments, and assumptions used to evaluate credit, operations, management and market risk with respect to the target company;
•potential exposure to unknown or contingent liabilities of the target company;
•exposure to potential asset quality issues of the target company;
•difficulty and expense of integrating the operations and personnel of the target company;
•difficulty or added costs in the wind-down of non-strategic operations;
•a target specific risk that the acquisition target faces that is specific to its business, industry, or market area and its impact to the success of the transaction;
•potential disruption to our business;
•potential diversion of our management’s time and attention;
•the possible loss of key employees and customers of the target company;
•difficulty in estimating the value (including goodwill) of the target company;
•difficulty in receiving appropriate regulatory approval for any proposed transaction or the denial of such approval;
•potential increased costs or time required to complete an acquisition may be substantially greater or longer than anticipated;

•the potential risks related to any transactions involving intellectual property, and the extent to which such intellectual property is utilized or protected in the transaction;
•challenges faced when integrating a target into First Financial related to differences in policies and procedures, utilization of systems, details and comprehensiveness of data integration, and the integration of new employees;
•potential changes in banking, tax or other laws or regulations or accounting rules that may affect the target company or our realization of any anticipated benefits or accretive shareholder value from undertaking such expansion; and
•litigation risk.

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

See the “Critical Accounting Estimates” in the Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1- Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements, in our 2025 Annual Report to Shareholders (included within Exhibit 13 to this Form 10-K) for more information.

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

During 2025, the Company realized $22.3 million of losses on investment securities, compared to $22.6 million in 2024. The repositioning of a portion of the investment portfolio accounted for losses of $6.5 million and $13.2 million in 2025 and 2024, respectively, while impairment write-downs on securities with credit deterioration accounted for $8.1 million of losses in 2025 and $9.7 million in 2024. While we do not expect these losses to continue in 2026, these losses are an example of losses experienced as a result of volatility in revenues derived from investment securities.

Sales of our securities, or the perception of such sales, by us or holders of our securities in the public market or otherwise could cause the market price of our securities to decline and issuances under additional registration statements would dilute the interest of our shareholders and likely present other risks. The issuance or sale of our securities in public markets or otherwise, or the perception that such sales may occur, could impact the prevailing market price or demand of our securities. These sales, or the possibility that these sales may occur, also might make it more difficult to issue securities in the future at a time and at a price that we deem appropriate. Further resales of our securities may cause the market price of our securities to drop, even if our business is doing well.

The market price of our common stock could decline if holders of our shares sell those shares, including pursuant to a resale registration statement, or the market anticipates such sale by holders. As such, substantial sales of our common stock could occur at any time. Such sales, or the perception or anticipation of such sales, could reduce the demand and market price of our common stock.

On November 5, 2025, we filed an automatic shelf registration statement on Form S-3ASR for the issuance of an indeterminate amount of debt securities, capital stock, depositary shares, warrants, rights, stock purchase contracts, and units or a combination thereof. On November 10, 2025, we issued and sold $300.0 million aggregate principal amount of 6.375% Fixed-to-Floating Rate Subordinated Notes due 2035 (the “Subordinated Notes”) under the November 5, 2025 automatic shelf registration statement on Form S-3ASR. We have not issued any other securities under this automatic shelf registration statement.

The issuances and sales of our securities described herein may increase the volatility of the market price of our common stock. The sale by holders who were issued common stock, or the perception that these holders will sell the common stock, could result in a decline in the public trading price of our common stock. The issuance of our Subordinated Notes may decrease the demand for our common stock, as holders who purchased the Subordinated Notes may no longer be buyers of our common stock or may consider diversifying their holdings of us by selling shares of our common stock. Additionally, the issuances of these securities may make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise with effect to sales.

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

Legislative and regulatory proposals continue to be introduced that could significantly affect consumer credit products and pricing, including proposals to impose caps on interest rates or fees, such as a proposed federal limit on credit card interest rates. If enacted, such measures could reduce interest income, alter product economics, limit the availability of certain credit products, or require material changes to underwriting, pricing, and risk management practices. The outcome, timing, and scope of these proposals remain uncertain, but their adoption could adversely affect our financial condition, results of operations, business and prospects.

In 2025, the United States Congress took action to reduce federal funding to the CFPB. The CFPB is currently undergoing changes as an agency in terms of leadership, direction, goals, and enforcement capabilities. The results of these changes are not yet known.

Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks. Financial institutions continue to face evolving expectations from customers, regulators, investors, and other stakeholders regarding environmental, social, governance, and sustainability-related practices and disclosures. In addition, climate-related physical and transition risks may affect borrowers, collateral values, insurance availability, supply chains, and economic conditions in the markets we serve, while shifts in public policy, technology, and investor or customer preferences may affect certain industries and business activities differently. Adapting to changing regulatory requirements and stakeholder expectations, as well as managing risks associated with environmental and social developments, may increase operational and compliance costs, affect relationships with customers or business partners, and could adversely impact our reputation, access to capital, financial condition, and results of operations.

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

The fiscal and monetary policies of the United States government and its agencies could have an effect on our earnings. The Federal Reserve Board regulates the supply of money and credit in the United States, and its policies significantly influence funding costs, loan and investment yields, and net interest margin, as well as the value of financial assets such as debt securities. During 2025, the Federal Reserve eased monetary policy through several rate reductions following the elevated rate environment of prior periods; however, the future path of interest rates remains uncertain and policy decisions continue to evolve in response to economic conditions. In addition, recent public debate and legal challenges concerning the independence of the Federal Reserve, along with the anticipated transition to new Federal Reserve leadership in 2026, have contributed to uncertainty regarding the direction and implementation of future monetary policy. Federal Reserve policy decisions and related market reactions may adversely affect borrowers’ repayment capacity and asset valuations, and because such policies and leadership developments are beyond our control and difficult to predict, their impact on our financial condition and results of operations remains uncertain.

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

Adverse external events outside of our control, such as natural disasters, acts of war or terrorism and new public health issues, could impact our business operations. While we have implemented processes and procedures as part of our business continuity and disaster recovery plans, there is still the potential that adverse external events outside of our control, such as natural disasters, acts of war or terrorism, new public health issues, could impact our business operations. These events could impact our computer systems, communication systems, damage or destroy certain facilities or cause other impacts to our operations such as loss of power, as well as impact those systems, facilities and/or operations of our third party service providers. There is no assurance that our business continuity and disaster recovery plans can adequately account for all contingencies or adequately mitigate these risks, and the occurrence of these adverse external events could adversely impact our properties, operations, employees, customers, reputation, collateral securing loans and/or interfere with our borrowers’ abilities to repay their loans.

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

a.Operational capability, including access management, cyber defense, vulnerability management, and third-party risk management.
b.Risk assessments, including GLBA assessments, penetration assessments and attack simulations.
c.Program maturity, leveraging the NIST Cybersecurity Framework.
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

Item 2.  Properties.
At December 31, 2025, the Company operated 134 full service banking centers, 28 of which are leased facilities.  Our core banking operating markets are located within the four state region of Ohio, Indiana, Kentucky and Illinois. First Financial's executive office is a leased facility located in Cincinnati, Ohio and we operate 62 banking centers in Ohio, three banking centers in Illinois, 58 banking centers in Indiana and 11 banking centers in Kentucky. In addition, we operate our Commercial Finance division, responsible for our insurance lending business and franchise lending business, from a non-banking center location in Indianapolis, Indiana, our leasing business from a non-banking center location in Mason, Ohio, and our insurance premium finance division from a non-banking center in Lincolnshire, Illinois.

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

Supplemental Item. Information About Our Executive Officers.

The following table sets forth information concerning the executive officers of First Financial as of February 18, 2026. The executive officers perform policy-making functions for First Financial. The officers are elected annually at the organizational meeting of the board of directors and serve until the next organizational meeting, or until their successors are elected and duly qualified.

	Position with First Financial Bancorp	Age
Archie M. Brown	President and Chief Executive Officer	65

James M. Anderson	EVP, Chief Financial Officer and Chief Operating Officer	54

Richard S. Dennen	EVP, Chief Corporate Banking Officer	59

Karen B. Woods	EVP, General Counsel and Chief Administrative Officer	57

William R. Harrod	EVP, Chief Credit Officer	58

Amanda N. Neeley	EVP, Chief Consumer Banking and Strategy Officer	45

Gregory A. Harris	President, Yellow Cardinal Advisory Group	57

Matthew D. Reckman	Chief Commercial Banking Officer	47

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

Richard S. Dennen - Rick Dennen became the Chief Corporate Banking Officer of First Financial in 2021, and is currently responsible for the Bank’s Specialty Banking lines of business, which include Corporate Banking, ESOP, Structured Capital, Food and Agribusiness, Investment Commercial Real Estate, Bannockburn Global Forex, Oak Street Funding, and First Franchise Capital. Oak Street Funding is a specialty finance company engaged in lending to insurance agencies, registered investment advisors, certified public accountants, energy and indirect auto financing companies. First Franchise Capital Corporation lends to restaurant franchises. Mr. Dennen is a certified public accountant (inactive).

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

Amanda N. Neeley - Mandy Neeley is the Chief Consumer Banking and Strategy Officer of First Financial. Ms. Neeley is responsible for the launch and evolution of the First Financial brand, the introduction of the Premier Business Bank strategy, the advancement of sales and enterprise customer relationship management processes, and development of a formalized strategic planning program. Ms. Neeley has spent her entire career in banking with First Financial, beginning as a part-time teller during college and, after graduating in 2003, Marketing Coordinator. She has held the role of Chief Strategy Officer since 2016 and added the role of Chief Consumer Banking Officer in 2021.

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

Matthew D. Reckman - Matt Reckman serves as the Chief Commercial Banking Officer of First Financial, where he oversees and drives the execution of the Bank’s commercial banking strategy across its entire footprint. Since joining First Financial in 2015 as a business development officer, Matt has held pivotal roles, including serving as a market president. Matt has more than 25 years of commercial banking experience. Prior to joining First Financial, he was a commercial relationship manager at both Huntington Bank and US Bank.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)           Market information, holders, dividends

First Financial's common shares are listed on The NASDAQ Global Select Stock Market® under the symbol "FFBC." As of February 18, 2026, our common shares were held by approximately 3,767 shareholders of record, a number that does not include beneficial owners who hold shares in “street name,” or shareholders from previously acquired companies that have not exchanged their stock. At December 31, 2025, there were no stock options outstanding and there were 858,295 shares of restricted stock outstanding. Additional information about stock options, restricted stock and restricted stock units is included in Note 21 - Stock Options and Awards in the Notes to Consolidated Financial Statements in First Financial’s 2025 Annual Report to Shareholders and in Item 12 below.

The payment of future cash dividends is at the discretion of our Board of Directors and subject to a number of factors, including results of operations, general business conditions, growth, financial condition, regulatory limitation and other factors deemed relevant by the Board. Further, our ability to pay future cash dividends is subject to certain regulatory requirements and restrictions discussed in the Supervision and Regulation section in Item 1 above. For further information see Note 3 - Restrictions on Cash and Dividends in the Notes to Consolidated Financial Statements of First Financial's 2025 Annual Report to Shareholders (included as Exhibit 13 of this report), which is incorporated by reference in response to this item.

Stock Performance Graph

The stock performance graph contained in “Total Return to Shareholders” of First Financial's 2025 Annual Report to Shareholders (included as Exhibit 13 of this report), is incorporated herein by reference in response to this item.

(b)Unregistered Sales of Equity Securities and Use of Proceeds

On November 1, First Financial issued 2,753,094 shares of our common stock (the “Stock Consideration”) in accordance with the terms and subject to the conditions set forth in the Stock Purchase Agreement (the “Purchase Agreement”), by and between First Financial and OFIC, dated as of June 23, 2025. The Closing, as defined in the Purchase Agreement, occurred on November 1, 2025, and delivery of the Stock Consideration to OFIC was effected on November 3, 2025, which was the first business day following the Closing.

The offer and sale of the Stock Consideration was made to persons who are “accredited investors” as defined in Rule 501 of Regulation D promulgated under the Securities Act. The offer and sale of the Company Stock is being made in reliance on the exemption from registration afforded under Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D under the Securities Act.

(c)Issuer Purchases of Equity Securities

In December 2023, the Board authorized a two-year stock repurchase plan effective January 1, 2024, that provides for the purchase of up to 5,000,000 shares of the common stock of the Company (the “2024 Stock Repurchase Plan”). The Company did not purchase any shares under the 2024 Stock Repurchase Plan in the fourth quarter of 2025.

Item 6.  [Reserved]

Item 7.  Management's Discussion and Analysis of Financial Condition and Results Of Operations.
The information contained in the Management’s Discussion and Analysis section (including certain forward looking statements) of First Financial’s 2025 Annual Report to Shareholders (included as Exhibit 13 of this report) is incorporated herein by reference in response to this item.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.
The information contained in the Market Risk section and in Table 20 - Market Risk Disclosure of the Management’s Discussion and Analysis section, both of which are in First Financial's 2025 Annual Report to Shareholders (included as Exhibit 13 of this report), is incorporated herein by reference in response to this item.

Item 8.  Financial Statements and Supplementary Data.
The consolidated financial statements and the reports of our independent registered public accounting firm included in the Consolidated Financial Statements and the Notes to Consolidated Financial Statements in First Financial’s 2025 Annual Report to Shareholders (included as Exhibit 13 of this report), are incorporated herein by reference.

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

Item 9B.  Other Information.
During the three months ended December 31, 2025, none of the Company's officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.
Certain information concerning executive officers of First Financial has been supplied in the “Supplemental Item. Executive Officers of the Registrant” of this Form 10-K. The information appearing under the headings “Election of Directors,” “Corporate Governance - Board Committees,” “Shareholder Nominations for Election to the Board” and "Delinquent Section 16(a) Reports" in First Financial's Definitive Proxy Statement with respect to the Annual Meeting of Shareholders to be held on May 26, 2026, and which is expected to be filed with the SEC, pursuant to Regulation 14A of the Exchange Act ("First Financial’s Proxy Statement") within 120 days of the close of our fiscal year, is incorporated herein by reference in response to this item.

The Company has adopted an insider trading policy (included as Exhibit 19 of this report) that governs the purchase, sale, and/or other dispositions of the Company’s securities by our officers, directors, and employees that is designed to comply with insider trading laws, rules, and regulations, as well as any applicable listing standards.

Item 11.  Executive Compensation.
The information appearing under the headings “Meetings of the Board of Directors and Committees of the Board,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Tables," "Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and "2025 Board Compensation" in First Financial’s Proxy Statement is incorporated herein by reference in response to this item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information appearing under the headings “Shareholdings of Directors, Executive Officers, and Nominees for Director” and "Principal Shareholders" of First Financial’s Proxy Statement is incorporated herein by reference in response to this item.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2025 with respect to compensation plans under which our common shares may be issued:

Securities authorized for issuance under equity compensation plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c) (1)
Equity compensation plans approved by security holders	0	$0.00	1,281,160
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)The securities included in this column are available for issuance under the First Financial Bancorp. 2020 Stock Plan, which was approved by the shareholders at the 2020 Annual Meeting.

Item 13.  Certain Relationships and Related Transactions.
The information appearing in Note 15 - Related Parties Transactions in the Notes to Consolidated Financial Statements included in First Financial’s 2025 Annual Report to Shareholders (included as Exhibit 13 of this report) is incorporated herein by reference in response to this item.  The information appearing under the headings "Director Independence" and “Corporate Governance-Transactions with Related Parties” in First Financial’s Proxy Statement is incorporated herein by reference in response to this item.

Item 14.  Principal Accounting Fees and Services.
Information appearing under the heading “Independent Registered Public Accounting Firm Fees” in First Financial’s Proxy Statement is incorporated herein by reference in response to this item.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)    (1)    The consolidated financial statements (and report thereon) listed below are incorporated herein by reference from First Financial’s 2025 Annual Report to Shareholders (included as Exhibit 13 of this report) as noted:

Reports of Independent Registered Public Accounting Firm (PCAOB ID 173) - Incorporated by reference from First Financial's 2025 Annual Report

Consolidated Balance Sheets as of December 31, 2025 and 2024 - Incorporated by reference from First Financial’s 2025 Annual Report

Consolidated Statements of Income for years ended December 31, 2025, 2024 and 2023 - Incorporated by reference from First Financial’s 2025 Annual Report

Consolidated Statements of Comprehensive Income (Loss) for years ended December 31, 2025, 2024 and 2023 - Incorporated by reference from First Financial’s 2025 Annual Report

Consolidated Statements of Changes in Shareholders' Equity for years ended December 31, 2025, 2024 and 2023 - Incorporated by reference from First Financial’s 2025 Annual Report

Consolidated Statements of Cash Flows for years ended December 31, 2025, 2024 and 2023 - Incorporated by reference from First Financial’s 2025 Annual Report

Notes to Consolidated Financial Statements - Incorporated by reference from First Financial’s 2025 Annual Report

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

2.7
Agreement and Plan of Merger by and between First Financial Bancorp. and BankFinancial Corporation, dated as of August 11, 2025 (schedules to the Agreement and Plan of Merger have been omitted pursuant to Item 601(a)(5) of Regulation S-K) (filed as Exhibit 2.1 to the Form 8-k filed on August 11, 2025 and incorporated herein by reference).

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
4.19
Underwriting Agreement, dated as of November 6, 2025, by and among First Financial Bancorp., First Financial Bank, Keefe, Bruyette & Woods, Inc. and Janney Montgomery Scott LLC (Incorporated by reference to Exhibit 1.1 of First Financial Bancorp.’s Form 8-k filed on November 10, 2025) (File No. 001-34762).

4.20
Subordinated Indenture, dated as of November 5, 2025, between First Financial Bancorp. and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.5 of First Financial Bancorp.’s Registration Statement on Form S-3 filed on November 5, 2025)

4.21
First Supplemental Indenture, dated as of November 10, 2025, between First Financial Bancorp. and Wilmington Trust, National Association (Incorporated by reference to Exhibit 4.2 of First Financial Bancorp.’s Form 8-k filed on November 10, 2025) (File No. 001-34762).

4.22
Form of 6.375% Fixed-to-Floating Rate Subordinated Notes due 2035 (included in Exhibit 4.2 of First Financial Bancorp.'s Form 8-k filed on November 10, 2025) (incorporated by reference to Exhibit 4.3 First Financial Bancorp.'s Form 8-k filed on November 10, 2025) (File No. 001-34762).

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

13	Registrant's annual report to shareholders for the year ended December 31, 2025.

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

19
Insider Trading Policy, Revised as of January 28, 2025 (filed as Exhibit 19 to the Registrants Annual Report of Form 10-K for the year ended December 31, 2024 and incorporated herein by reference) (File No. 001-34762).

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
97
Recoupment of Compensation (Clawback) Policy (filed as Exhibit 97 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2023 and incorporated herein by reference) (File No. 001-34762).

101
Financial statements from the Annual Report on Form 10-K of the Company for the year ended December 31, 2025, formatted in inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements, as blocks of text and in detail.**

104	The cover page from the Annual Report on Form 10-K Report for the Company for the year ended December 31, 2025, formatted in inline XBRL and contained in Exhibit 101.

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

FIRST FINANCIAL BANCORP.

By:	/s/ Archie M. Brown
Archie M. Brown, Director
President and Chief Executive Officer

Date	2/19/2026

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Archie M. Brown		/s/ James M. Anderson
Archie M. Brown, Director		James M. Anderson, Executive Vice President, Chief
President and Chief Executive Officer		Financial Officer and Chief Operating Officer

Date	2/19/2026	Date	2/19/2026

/s/ Claude E. Davis		/s/ Scott T. Crawley
Claude E. Davis, Director		Scott T. Crawley, Senior Vice President and Controller
Chairman of the Board		(Principal Accounting Officer)

Date	2/19/2026	Date	2/19/2026

/s/ Anne L. Arvia		/s/ Vincent A. Berta
Anne L. Arvia, Director		Vincent A. Berta, Director

Date	2/19/2026	Date	2/19/2026

/s/ William J. Kramer		/s/ Dawn C. Morris
William J. Kramer, Director		Dawn C. Morris, Director

Date	2/19/2026	Date	2/19/2026

/s/ Thomas M. O'Brien		/s/ Andre T. Porter
Thomas M. O'Brien, Director		Andre T. Porter, Director

Date	2/19/2026	Date	2/19/2026

/s/ Maribeth S. Rahe		/s/ Gary W. Warzala
Maribeth S. Rahe, Director		Gary W. Warzala, Director

Date	2/19/2026	Date	2/19/2026