Form 10-Q
period 2026-03-31
FIRST FINANCIAL BANCORP /OH/
filed 2026-05-08
CIK 708955

Table of Content
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                           March 31, 2026

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
Yes  ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The registrant has one class of common stock (no par value) with 104,929,374 shares outstanding at May 7, 2026.

Table of Content
FIRST FINANCIAL BANCORP.

Table of Content
Glossary of Abbreviations and Acronyms

First Financial has identified the following list of abbreviations and acronyms that are used in the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

ABL	Asset backed lending	First Financial	First Financial Bancorp.
ACL or Allowance	Allowance for credit losses	Form 10-K	First Financial Bancorp. Annual Report on Form 10-K
AFS	Available-for-sale	FRB	Federal Reserve Bank
Agile	Agile Premium Finance	FTE	Fully tax equivalent
ALCO	Asset Liability Committee	GAAP	U.S. Generally Accepted Accounting Principles
AOCI	Accumulated other comprehensive income	HTC	Historic tax credit
ASC	Accounting standards codification	HTM	Held-to-maturity
ASU	Accounting standards update	Insignificant	Less than $0.1 million
Bank	First Financial Bank	IRLC	Interest rate lock commitment
Basel III	Basel Committee regulatory capital reforms, Third Basel Accord	LIHTC	Low income housing tax credit
Bannockburn	Bannockburn Global Forex	MSFG	MainSource Financial Group, Inc.
Bp/bps	Basis point(s)	N/A	Not applicable
CDs	Certificates of deposit	NII	Net interest income
C&I	Commercial & industrial	NMTC	New market tax credit
CRE	Commercial real estate	OREO	Other real estate owned
Company	First Financial Bancorp.	PAM	Proportional amortization method
CFTF	Contingency Funding Task Force	PCA	Prompt corrective action
Dodd-Frank	Dodd–Frank Wall Street Reform and Consumer Protection Act	R&S	Reasonable and supportable
ERM	Enterprise risk management	ROU	Right-of-use
EVE	Economic value of equity	SEC	U.S. Securities and Exchange Commission
Fair Value Topic	FASB ASC Topic 820, Fair Value Measurement	Summit	Summit Funding Group, Inc.
FASB	Financial Accounting Standards Board	SOFR	Secured Overnight Financing Rate
FDIC	Federal Deposit Insurance Corporation	Topic 842	FASB ASC Topic 842, Leasing
FDM	Financial difficulty modification	USD	United States dollars
FHLB	Federal Home Loan Bank

Table of Content
PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Cash and due from banks	$170,641	$178,553
Interest-bearing deposits with other banks	1,032,259	597,338
Investment securities available-for-sale, at fair value (amortized cost $5,198,638 at March 31, 2026 and $4,182,075 at December 31, 2025)	4,953,023	3,971,932
Investment securities held-to-maturity (fair value $45,373 at March 31, 2026 and $54,334 at December 31, 2025)	49,631	58,545
Other investments	137,018	129,564
Loans held for sale, at fair value	18,280	16,953
Loans and leases
Commercial & industrial	4,693,786	4,632,241
Lease financing	649,645	638,527
Construction real estate	591,080	677,339
Commercial real estate	4,473,468	4,384,556
Residential real estate	1,831,338	1,832,184
Home equity	1,026,839	1,005,204
Installment	162,314	188,694
Credit card	66,371	65,325
Total loans and leases	13,494,841	13,424,070
Less: Allowance for credit losses	(183,716)	(186,487)
Net loans and leases	13,311,125	13,237,583
Premises and equipment	228,384	204,760
Operating leases	220,061	214,003
Goodwill	1,099,543	1,099,524
Other intangibles	145,927	118,832
Accrued interest and other assets	1,413,923	1,301,792
Total assets	$22,779,815	$21,129,379

Liabilities
Deposits
Interest-bearing demand	$3,658,155	$3,360,613
Savings	6,460,546	5,973,532
Time	3,817,268	3,622,227
Total interest-bearing deposits	13,935,969	12,956,372
Noninterest-bearing	3,982,753	3,465,470
Total deposits	17,918,722	16,421,842
FHLB short-term borrowings	550,000	675,000
Other short-term borrowings	70,457	332
Total short-term borrowings	620,457	675,332
Long-term debt	380,176	514,052
Total borrowed funds	1,000,633	1,189,384
Accrued interest and other liabilities	919,835	748,937
Total liabilities	19,839,190	18,360,163

Shareholders' equity
Common stock - no par value
Authorized - 160,000,000 shares; Issued - 110,262,672 shares at March 31, 2026 and 104,281,794 shares at December 31, 2025	1,789,676	1,647,618
Retained earnings	1,485,573	1,437,286
Accumulated other comprehensive income (loss)	(217,430)	(189,942)
Treasury stock, at cost, 5,329,843 shares at March 31, 2026 and 5,760,068 shares at December 31, 2025	(117,194)	(125,746)
Total shareholders' equity	2,940,625	2,769,216
Total liabilities and shareholders' equity	$22,779,815	$21,129,379
See Notes to Consolidated Financial Statements.

Table of Content
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2026	2025
Interest income
Loans and leases, including fees	$224,951	$197,163
Investment securities
Taxable	49,491	34,401
Tax-exempt	2,526	2,204
Total interest on investment securities	52,017	36,605
Other earning assets	5,450	6,651
Total interest income	282,418	240,419
Interest expense
Deposits	79,735	78,641
Short-term borrowings	5,168	7,545
Long-term borrowings	7,905	4,937
Total interest expense	92,808	91,123
Net interest income	189,610	149,296
Provision for credit losses - loans and leases	6,030	9,141
Provision for (recapture of) credit losses - unfunded commitments	2,510	(441)
Net interest income after provision for credit losses	181,070	140,596
Noninterest income
Service charges on deposit accounts	9,013	7,463
Wealth management fees	10,482	8,137
Bankcard income	3,580	3,310
Client derivative fees	4,010	1,571
Foreign exchange income	16,313	12,544
Leasing business income	21,608	18,703
Net gains from sales of loans	6,047	4,322
Net gain (loss) on investment securities	(1,260)	(9,949)
Gain on bargain purchase	8,892	0
Other	3,221	4,982
Total noninterest income	81,906	51,083
Noninterest expenses
Salaries and employee benefits	99,856	75,238
Net occupancy	7,553	6,019
Furniture and equipment	4,693	3,813
Data processing	12,654	8,759
Marketing	2,652	2,018
Professional services	3,986	2,739
Amortization of tax credit investments	669	112
FDIC assessments	3,645	3,059
Intangible amortization	6,261	2,359
Leasing business expense	14,129	12,802
Other	13,310	11,158
Total noninterest expenses	169,408	128,076
Income before income taxes	93,568	63,603
Income tax expense	19,123	12,310
Net income	$74,445	$51,293
Net earnings per common share - basic	$0.72	$0.54
Net earnings per common share - diluted	$0.71	$0.54
Average common shares outstanding - basic	103,705,269	94,645,787
Average common shares outstanding - diluted	104,615,405	95,524,262
See Notes to Consolidated Financial Statements.

Table of Content

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three months ended
	March 31,
	2026	2025
Net income	$74,445	$51,293
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on debt securities arising during the period	(27,656)	33,870
Change in retirement obligation	404	480
Unrealized gain (loss) on derivatives	(51)	1,556
Unrealized gain (loss) on foreign currency exchange	(185)	5
Other comprehensive income (loss)	(27,488)	35,911
Comprehensive income	$46,957	$87,204

See Notes to Consolidated Financial Statements.

Table of Content
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands except per share data)
(Unaudited)

	Common Stock		Retained	Accumulated other comprehensive	Treasury stock
	Shares	Amount	Earnings	income (loss)	Shares	Amount	Total
Balance at January 1, 2025	104,281,794	$1,642,055	$1,276,329	$(289,799)	(8,786,954)	$(190,544)	$2,438,041
Net income			51,293				51,293
Other comprehensive income (loss)				35,911			35,911
Cash dividends declared:
Common stock at $0.24 per share			(22,986)				(22,986)
Restricted stock awards, net of forfeitures		(10,662)			235,513	3,990	(6,672)
Share-based compensation expense		5,648					5,648
Balance at March 31, 2025	104,281,794	$1,637,041	$1,304,636	$(253,888)	(8,551,441)	$(186,554)	$2,501,235
Balance at January 1, 2026	104,281,794	$1,647,618	$1,437,286	$(189,942)	(5,760,068)	$(125,746)	$2,769,216
Net income			74,445				74,445
Other comprehensive income (loss)				(27,488)			(27,488)
Cash dividends declared:
Common stock at $0.25 per share			(26,158)				(26,158)
Common stock issued in connection with business combinations	5,980,878	149,653					149,653
Restricted stock awards, net of forfeitures		(11,303)			430,225	8,552	(2,751)
Share-based compensation expense		3,708					3,708
Balance at March 31, 2026	110,262,672	$1,789,676	$1,485,573	$(217,430)	(5,329,843)	$(117,194)	$2,940,625

See Notes to Consolidated Financial Statements.

Table of Content
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three months ended
	March 31,
	2026	2025
Operating activities
Net income	$74,445	$51,293
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recapture of) credit losses	8,540	8,700
Depreciation and amortization	13,387	7,330
Stock-based compensation expense	3,708	5,648
Pension expense (income)	2,200	2,275
Net amortization (accretion) on investment securities	(1,145)	(321)
Net (gain) loss on investment securities	1,260	9,949
Gain on bargain purchase	(8,892)	0
Originations of loans held for sale	(149,683)	(88,012)
Net gains from sales of loans held for sale	(6,047)	(4,322)
Proceeds from sales of loans held for sale	562,751	87,588
Deferred income taxes	14,082	31,863
Amortization of operating leases	2,488	2,013
Payments for operating leases	(2,607)	(2,096)
Decrease (increase) cash surrender value of life insurance	(1,739)	(1,305)
Decrease (increase) in interest receivable	(4,959)	(1,438)
(Decrease) increase in interest payable	720	1,511
Decrease (increase) in other assets	(90,604)	71,669
(Decrease) increase in other liabilities	131,048	(126,228)
Net cash provided by (used in) operating activities	548,953	56,117

Investing activities
Proceeds from sales of securities available-for-sale and other	195,665	164,535
Proceeds from calls, paydowns and maturities of securities available-for-sale	256,857	139,550
Purchases of securities available-for-sale	(1,316,088)	(342,248)
Proceeds from calls, paydowns and maturities of securities held-to-maturity	8,978	554
Proceeds from calls, paydowns and maturities of other securities	26,068	13,277
Purchases of other investment securities	(26,270)	(19,541)
Net decrease (increase) in interest-bearing deposits with other banks	58,725	96,879
Net decrease (increase) in loans and leases	184,441	27,049
Purchases of premises and equipment	(13,490)	(3,750)
Net change in operating leases	(6,058)	(4,529)
Net cash (paid for) acquired from acquisitions	12,718	0
Life insurance premium payments	0	(72)
Life insurance death benefits	0	915
Life insurance surrenders	17,893	0
Net cash provided by (used in) investing activities	(600,561)	72,619

Financing activities
Net (decrease) increase in total deposits	287,524	(132,182)
Net (decrease) increase in short-term borrowings	(64,923)	44,340
Payments on long-term debt	(152,777)	(1,546)
Payments for debt issuance costs	(165)	0
Cash dividends paid on common stock	(25,963)	(22,996)
Net cash provided by (used in) financing activities	43,696	(112,384)

Cash and due from banks
Change in cash and due from banks	(7,912)	16,352
Cash and due from banks at beginning of period	178,553	174,258
Cash and due from banks at end of period	$170,641	$190,610
	(continued on next page)
See Notes to Consolidated Financial Statements.

Table of Content
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(Unaudited)

	Three months ended
	March 31,
	2026	2025
Supplemental disclosures
Interest paid	$91,896	$89,612
Income taxes paid, net of refunds	$462	$109
Investment securities purchased not settled	$14,592	$17,259
Common stock issued in acquisitions	$149,653	$0

Supplemental schedule for investing activities
Business combinations
Assets acquired, net of purchase consideration -Westfield	$(175)	$0
Liabilities assumed - Westfield	(156)	0
Goodwill	$19	$0

Assets acquired, net of purchase consideration - BankFinancial	$1,259,072	$0
Liabilities assumed - BankFinancial	1,250,180	0
Gain on bargain purchase	$(8,892)	$0

See Notes to Consolidated Financial Statements.

Table of Content
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
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

These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and accompanying notes necessary to constitute a complete set of financial statements required by GAAP and should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.  Management believes these unaudited consolidated financial statements reflect all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented.  The results of operations for the interim periods may not necessarily be indicative of the results that can be expected for the full year or any other interim period.  The Consolidated Balance Sheet as of December 31, 2025 has been derived from the audited financial statements in the Company’s 2025 Form 10-K.

Use of estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes.  Actual realized amounts could differ materially from these estimates.
NOTE 2:  ACCOUNTING STANDARDS RECENTLY ADOPTED OR ISSUED

Standards Adopted in 2025

In December, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. These amendments require public business entities on an annual basis to disclose additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate for federal, state, and foreign income taxes. It also requires greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a quantitative threshold. Additionally, the ASU requires information pertaining to taxes paid (net of refunds received) to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts are equal to or greater than 5% of total income taxes paid (net of refunds received). The amendments in this ASU were effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 retrospectively for the annual period ending December 31, 2025. The adoption of this standard resulted in additional disclosures in the Company's Consolidated Financial Statements, but it did not materially impact the Company's results of operations.

In December, 2025, the FASB issued ASU No. 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans, which allows entities to apply the gross-up approach in ASC 326 to all purchased seasoned loans, not just loans classified as PCD. The gross-up approach requires an entity to record an ACL at the acquisition date offset by an addition to the amortized cost basis of the asset.

Prior to the issuance of this ASU, the ACL for non-PCD assets was separately recorded through provision expense at the acquisition date. Since acquired financial assets are initially recognized at fair value, which would include both interest and credit valuation adjustments, this effectively resulted in a “double count” of the expected credit loss for non-PCD assets on their acquisition date, which was captured as a Day 1 provision expense on the financial statements.

Effective October 1, 2025, First Financial early adopted this standard with the initial application utilized for the Westfield acquisition. As such, the Company recorded a $23.7 million increase to the ACL for non-PCD loans with an offsetting adjustment to the amortized cost basis of the assets to account for the expected losses on loans acquired from Westfield.

Table of Content

For the BankFinancial acquisition, the Company recorded a $2.8 million increase to the ACL with an offsetting adjustment to the amortized cost basis of the assets to account for the expected losses on acquired BankFinancial loans.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments were intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhanced interim disclosure requirements, clarified circumstances in which an entity can disclose multiple segment measures of profit or loss, provided new segment disclosure requirements for entities with a single reportable segment, and contained other disclosure requirements. The ASU applied to all public entities that are required to report segment information in accordance with ASC 280. The amendments in ASU 2023-07 were effective for all public entities for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The adoption of this standard resulted in amended disclosures in the Company's Consolidated Financial Statements, but did not impact the Company's results of operations.

Standards Issued But Not Yet Adopted

In September, 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other -- Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The final rule, which is intended to modernize accounting for costs related to internal use software, removes all references to project stages throughout ASC 350-40 and clarifies that costs may begin to be capitalized once management has authorized the project and it is probable that the project will be completed and the software will be used to perform the function intended. The guidance specifies that the property, plant and equipment disclosure requirements under ASC 360-10 apply to all capitalized software costs accounted for under ASC 350-40, regardless of how the costs are presented in the financial statements. Entities will need to disclose the capitalized internal-use software balance and accumulated amortization at the balance sheet date, the amortization for the period and a general description of the method used in computing amortization. The amendments in this ASU are effective for annual periods beginning after December 15, 2027 and interim periods within those years. The adoption of this standard will result in additional disclosures in the Company's Consolidated Financial Statements, but it is not expected to materially impact the Company's results of operations.

NOTE 3:  INVESTMENTS

For the three months ended March 31, 2026, there were $195.7 million of sales of AFS securities with $4.0 million of gross realized gains and no gross realized losses. For the three months ended March 31, 2025, there were $164.5 million of sales of AFS securities with $0.1 million of gross realized gains and $10.0 million of gross realized losses.

First Financial had six AFS securities with unrealized losses due to credit deterioration at March 31, 2026. These securities totaled $22.5 million, net of $5.6 million unrealized losses. The Company had six AFS securities with unrealized losses due to credit deterioration at December 31, 2025, which totaled $20.9 million, and had unrealized losses of $9.8 million. The Company continues to monitor these securities and believes that the Company will receive the full par value.

Table of Content
Additionally, the Company recognized impairment losses of $5.0 million on AFS securities during the three months ended March 31, 2026. No impairment losses were recognized on AFS securities during the three months ended March 31, 2025. The losses were included in Net gain (loss) on investment securities in the Consolidated Statements of Income. These losses were due to credit deterioration where the Company had determined that it no longer intended to hold the securities until the recovery of their amortized cost bases.

The following is a summary of HTM and AFS investment securities as of March 31, 2026:

	Held-to-maturity				Available-for-sale
(Dollars in thousands)	Amortized cost	Unrecognized gain	Unrecognized loss	Fair value	Amortized cost	Unrealized gain	Unrealized loss	Fair value
U.S. Treasuries	$0	$0	$0	$0	$10,143	$0	$(15)	$10,128
Securities of U.S. government agencies and corporations	0	0	0	0	82,303	121	(249)	82,175
Mortgage-backed securities - residential	0	0	0	0	2,008,226	3,318	(82,957)	1,928,587
Mortgage-backed securities - commercial	26,927	0	(3,468)	23,459	441,285	598	(16,239)	425,644
Collateralized mortgage obligations	5,846	0	(513)	5,333	1,096,428	1,762	(41,555)	1,056,635
Obligations of state and other political subdivisions	8,358	50	(204)	8,204	728,838	743	(94,675)	634,906
Asset-backed securities	0	0	0	0	669,079	1,148	(15,486)	654,741
Other securities	8,500	0	(123)	8,377	162,336	776	(2,905)	160,207
Total	$49,631	$50	$(4,308)	$45,373	$5,198,638	$8,466	$(254,081)	$4,953,023

The following is a summary of HTM and AFS investment securities as of December 31, 2025:

	Held-to-maturity				Available-for-sale
(Dollars in thousands)	Amortized cost	Unrecognized gain	Unrecognized loss	Fair value	Amortized cost	Unrealized gain	Unrealized loss	Fair value
U.S. Treasuries	$0	$0	$0	$0	$99	$0	$(4)	$95
Securities of U.S. government agencies and corporations	0	0	0	0	0	0	0	0
Mortgage-backed securities - residential	0	0	0	0	1,607,916	11,265	(69,767)	1,549,414
Mortgage-backed securities - commercial	27,373	0	(3,392)	23,981	394,129	1,212	(13,741)	381,600
Collateralized mortgage obligations	6,088	0	(499)	5,589	741,819	3,765	(36,347)	709,237
Obligations of state and other political subdivisions	8,334	60	(179)	8,215	706,668	931	(89,509)	618,090
Asset-backed securities	0	0	0	0	568,366	1,817	(13,639)	556,544
Other securities	16,750	0	(201)	16,549	163,078	1,063	(7,189)	156,952
Total	$58,545	$60	$(4,271)	$54,334	$4,182,075	$20,053	$(230,196)	$3,971,932

Table of Content
The following table provides a summary of investment securities by contractual maturity as of March 31, 2026, except for residential and commercial mortgage-backed securities, collateralized mortgage obligations and asset-backed securities, which are shown as single totals due to the unpredictability of the timing in principal repayments.

	Held-to-maturity		Available-for-sale
(Dollars in thousands)	Amortized cost	Fair value	Amortized cost	Fair value
By Contractual Maturity:
Due in one year or less	$1,213	$1,212	$34,196	$34,132
Due after one year through five years	14,290	14,202	95,609	87,628
Due after five years through ten years	0	0	235,436	210,923
Due after ten years	1,355	1,167	618,379	554,733
Mortgage-backed securities - residential	0	0	2,008,226	1,928,587
Mortgage-backed securities - commercial	26,927	23,459	441,285	425,644
Collateralized mortgage obligations	5,846	5,333	1,096,428	1,056,635
Asset-backed securities	0	0	669,079	654,741
Total	$49,631	$45,373	$5,198,638	$4,953,023

Unrealized gains and losses on AFS debt securities are generally due to fluctuations in current market yields relative to the yields of the securities at their amortized cost. All AFS securities with unrealized losses are reviewed quarterly to determine if any impairment exists, requiring a write-down to fair value. For AFS securities in an unrealized loss position, the Company first assesses whether it intends to sell or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income.

For AFS securities in an unrealized loss position that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an ACL is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis.

Other than the previously mentioned securities on which the Company recorded impairment losses, First Financial does not intend to sell, and it is not more likely than not that the Company will be required to sell, debt securities prior to maturity or recovery of the recorded value. Additionally, based on the Company's credit assessment of AFS securities in an unrealized loss position, the Company recorded no reserves for the periods ended March 31, 2026 or December 31, 2025.

As of March 31, 2026, the Company's investment securities portfolio consisted of 874 AFS and HTM securities, of which 673 were in an unrealized loss position. As of December 31, 2025, the Company's investment securities portfolio consisted of 949 AFS and HTM securities, of which 533 were in an unrealized loss position.

Primarily all of First Financial’s HTM debt securities are issued by U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. The remainder of the Company's HTM securities are non-agency collateralized mortgage obligations and obligations of state and other political subdivisions which currently carry ratings no lower than A+. There were no HTM securities on nonaccrual status or past due at March 31, 2026 or December 31, 2025.

Management measures expected credit losses on HTM debt securities on a collective basis by security type. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The Company did not record an ACL for these securities as of March 31, 2026 or December 31, 2025.

Table of Content
The following tables provide the fair value and gross unrealized losses of AFS investment securities in an unrealized loss position for which an ACL has not been recorded, aggregated by investment category and the length of time the individual securities have been in a continuous loss position:

	March 31, 2026
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. Treasuries	$10,033	$(10)	$95	$(5)	$10,128	$(15)
Securities of U.S. Government agencies and corporations	35,470	(249)	0	0	35,470	(249)
Mortgage-backed securities - residential	1,181,376	(15,690)	414,361	(67,267)	1,595,737	(82,957)
Mortgage-backed securities - commercial	189,148	(2,506)	151,568	(13,733)	340,716	(16,239)
Collateralized mortgage obligations	600,352	(5,748)	263,609	(35,807)	863,961	(41,555)
Obligations of state and other political subdivisions	114,099	(2,566)	453,419	(92,109)	567,518	(94,675)
Asset-backed securities	230,177	(1,068)	47,549	(14,418)	277,726	(15,486)
Other securities	27,940	(171)	69,559	(2,734)	97,499	(2,905)
Total	$2,388,595	$(28,008)	$1,400,160	$(226,073)	$3,788,755	$(254,081)

	December 31, 2025
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. Treasuries	$0	$0	$95	$(4)	$95	$(4)
Securities of U.S. Government agencies and corporations	0	0	0	0	0	0
Mortgage-backed securities - residential	277,394	(1,349)	536,694	(68,418)	814,088	(69,767)
Mortgage-backed securities - commercial	39,084	(108)	166,649	(13,633)	205,733	(13,741)
Collateralized mortgage obligations	56,942	(130)	286,606	(36,217)	343,548	(36,347)
Obligations of state and other political subdivisions	71,825	(511)	466,766	(88,998)	538,591	(89,509)
Asset-backed securities	70,967	(48)	54,351	(13,591)	125,318	(13,639)
Other securities	7,321	(54)	76,141	(7,135)	83,462	(7,189)
Total	$523,533	$(2,200)	$1,587,302	$(227,996)	$2,110,835	$(230,196)

Table of Content
The following tables provide the fair value and gross unrecognized losses of HTM investment securities in an unrecognized loss position for which an ACL has not been recorded, aggregated by investment category and the length of time the individual securities have been in a continuous loss position:

	March 31, 2026
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrecognized loss	Fair value	Unrecognized loss	Fair value	Unrecognized loss
U.S. Treasuries	$0	$0	$0	$0	$0	$0
Securities of U.S. Government agencies and corporations	0	0	0	0	0	0
Mortgage-backed securities - residential	0	0	0	0	0	0
Mortgage-backed securities - commercial	0	0	23,459	(3,468)	23,459	(3,468)
Collateralized mortgage obligations	0	0	5,333	(513)	5,333	(513)
Obligations of state and other political subdivisions	3,402	(17)	1,167	(187)	4,569	(204)
Asset-backed securities	0	0	0	0	0	0
Other securities	0	0	8,377	(123)	8,377	(123)
Total	$3,402	$(17)	$38,336	$(4,291)	$41,738	$(4,308)

	December 31, 2025
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrecognized loss	Fair value	Unrecognized loss	Fair value	Unrecognized loss
U.S. Treasuries	$0	$0	$0	$0	$0	$0
Securities of U.S. Government agencies and corporations	0	0	0	0	0	0
Mortgage-backed securities - residential	0	0	0	0	0	0
Mortgage-backed securities - commercial	0	0	23,981	(3,392)	23,981	(3,392)
Collateralized mortgage obligations	0	0	5,589	(499)	5,589	(499)
Obligations of state and other political subdivisions	2,273	(4)	1,217	(175)	3,490	(179)
Asset-backed securities	0	0	0	0	0	0
Other securities	0	0	16,549	(201)	16,549	(201)
Total	$2,273	$(4)	$47,336	$(4,267)	$49,609	$(4,271)

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

Loans, excluding loans held for sale, totaled $13.5 billion at March 31, 2026 and $13.4 billion at December 31, 2025. The balance of $13.5 billion included $0.3 billion acquired in the BankFinancial transaction.

Table of Content

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

The following table sets forth the Company's loan portfolio at March 31, 2026 by risk attribute and origination date as well as current period gross chargeoffs:

(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Term Total	Revolving	Total
Commercial & industrial
Pass	$390,410	$1,118,060	$606,291	$494,695	$400,138	$501,498	$3,511,092	$1,046,448	$4,557,540
Special mention	1,467	7,774	2,510	11,217	6,342	14,183	43,493	27,018	70,511
Substandard	2,882	6,713	8,808	4,538	5,118	9,239	37,298	28,437	65,735
Doubtful	0	0	0	0	0	0	0	0	0
Total	$394,759	$1,132,547	$617,609	$510,450	$411,598	$524,920	$3,591,883	$1,101,903	$4,693,786
YTD Gross chargeoffs	$0	$363	$308	$8,762	$1,183	$10	$10,626	$162	$10,788
Lease financing
Pass	$48,521	$223,331	$179,652	$135,312	$44,685	$9,049	$640,550	$0	$640,550
Special mention	0	0	335	1,941	0	294	2,570	0	2,570
Substandard	79	980	405	2,051	2,562	448	6,525	0	6,525
Doubtful	0	0	0	0	0	0	0	0	0
Total	$48,600	$224,311	$180,392	$139,304	$47,247	$9,791	$649,645	$0	$649,645
YTD Gross chargeoffs	$0	$0	$0	$0	$43	$0	$43	$0	$43
Construction real estate
Pass	$18,072	$236,547	$167,702	$50,365	$63,810	$3,120	$539,616	$1,629	$541,245
Special mention	0	0	0	0	18,900	16,156	35,056	0	35,056
Substandard	0	0	0	0	14,064	715	14,779	0	14,779
Doubtful	0	0	0	0	0	0	0	0	0
Total	$18,072	$236,547	$167,702	$50,365	$96,774	$19,991	$589,451	$1,629	$591,080
YTD Gross chargeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0

Table of Content

(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Term Total	Revolving	Total
Commercial real estate - investor
Pass	$119,422	$667,981	$325,743	$345,305	$446,043	$1,272,155	$3,176,649	$37,718	$3,214,367
Special mention	0	18,934	729	546	292	29,754	50,255	0	50,255
Substandard	0	550	314	1,716	10,296	40,803	53,679	0	53,679
Doubtful	0	0	0	0	0	0	0	0	0
Total	$119,422	$687,465	$326,786	$347,567	$456,631	$1,342,712	$3,280,583	$37,718	$3,318,301
YTD Gross chargeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial real estate - owner
Pass	$33,601	$207,653	$207,139	$149,461	$181,401	$298,701	$1,077,956	$18,573	$1,096,529
Special mention	1,523	2,252	4,077	5,592	1,569	11,802	26,815	0	26,815
Substandard	0	425	5,624	3,167	10,433	12,174	31,823	0	31,823
Doubtful	0	0	0	0	0	0	0	0	0
Total	$35,124	$210,330	$216,840	$158,220	$193,403	$322,677	$1,136,594	$18,573	$1,155,167
YTD Gross chargeoffs	$0	$0	$0	$0	$29	$0	$29	$0	$29
Residential real estate
Performing	$46,277	$96,487	$176,203	$315,731	$360,366	$816,905	$1,811,969	$0	$1,811,969
Nonperforming	0	0	222	754	2,139	16,254	19,369	0	19,369
Total	$46,277	$96,487	$176,425	$316,485	$362,505	$833,159	$1,831,338	$0	$1,831,338
YTD Gross chargeoffs	$0	$0	$16	$0	$97	$14	$127	$0	$127
Home equity
Performing	$10,604	$39,278	$25,310	$18,714	$16,906	$60,415	$171,227	$847,512	$1,018,739
Nonperforming	0	329	57	330	167	537	1,420	6,680	8,100
Total	$10,604	$39,607	$25,367	$19,044	$17,073	$60,952	$172,647	$854,192	$1,026,839
YTD Gross chargeoffs	$0	$0	$0	$0	$61	$44	$105	$14	$119
Installment
Performing	$13,596	$13,464	$9,448	$15,648	$20,874	$14,716	$87,746	$72,058	$159,804
Nonperforming	36	371	190	288	546	468	1,899	611	2,510
Total	$13,632	$13,835	$9,638	$15,936	$21,420	$15,184	$89,645	$72,669	$162,314
YTD Gross chargeoffs	$0	$220	$299	$177	$247	$105	$1,048	$10	$1,058
Credit cards
Performing	$0	$0	$0	$0	$0	$0	$0	$65,866	$65,866
Nonperforming	0	0	0	0	0	0	0	505	505
Total	$0	$0	$0	$0	$0	$0	$0	$66,371	$66,371
YTD Gross chargeoffs	$0	$0	$0	$0	$0	$0	$0	$496	$496
Total Loans	$686,490	$2,641,129	$1,720,759	$1,557,371	$1,606,651	$3,129,386	$11,341,786	$2,153,055	$13,494,841
Total YTD Gross Chargeoffs	$0	$583	$623	$8,939	$1,660	$173	$11,978	$682	$12,660

Table of Content
The following table sets forth the Company's loan portfolio at December 31, 2025 by risk attribute and origination date:

(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Term Total	Revolving	Total
Commercial & industrial
Pass	$1,271,775	$677,609	$573,100	$416,504	$195,513	$370,281	$3,504,782	$983,377	$4,488,159
Special mention	11,034	2,951	3,605	3,426	15,620	1,964	38,600	28,194	66,794
Substandard	5,264	6,635	18,335	9,918	5,780	4,883	50,815	26,473	77,288
Doubtful	0	0	0	0	0	0	0	0	0
Total	$1,288,073	$687,195	$595,040	$429,848	$216,913	$377,128	$3,594,197	$1,038,044	$4,632,241
YTD Gross chargeoffs	$900	$1,223	$8,702	$9,133	$1,272	$455	$21,685	$290	$21,975
Lease financing
Pass	$219,775	$198,664	$150,630	$45,917	$7,589	$2,852	$625,427	$0	$625,427
Special mention	0	44	50	0	0	0	94	0	94
Substandard	903	261	4,212	7,053	459	118	13,006	0	13,006
Doubtful	0	0	0	0	0	0	0	0	0
Total	$220,678	$198,969	$154,892	$52,970	$8,048	$2,970	$638,527	$0	$638,527
YTD Gross chargeoffs	$0	$762	$1,605	$858	$32	$19	$3,276	$0	$3,276
Construction real estate
Pass	$156,573	$157,874	$111,375	$124,429	$17,642	$44,313	$612,206	$887	$613,093
Special mention	0	0	0	32,549	0	16,209	48,758	0	48,758
Substandard	0	0	0	14,368	0	1,120	15,488	0	15,488
Doubtful	0	0	0	0	0	0	0	0	0
Total	$156,573	$157,874	$111,375	$171,346	$17,642	$61,642	$676,452	$887	$677,339
YTD Gross chargeoffs	$0	$0	$0	$0	$0	$245	$245	$0	$245
Commercial real estate - investor
Pass	$691,430	$338,403	$365,545	$459,555	$267,413	$995,774	$3,118,120	$55,353	$3,173,473
Special mention	18,990	586	0	293	0	9,554	29,423	0	29,423
Substandard	550	0	1,723	10,298	0	31,422	43,993	0	43,993
Doubtful	0	0	0	0	0	0	0	0	0
Total	$710,970	$338,989	$367,268	$470,146	$267,413	$1,036,750	$3,191,536	$55,353	$3,246,889
YTD Gross chargeoffs	$0	$0	$0	$433	$0	$3,105	$3,538	$0	$3,538
Commercial real estate - owner
Pass	$204,292	$209,356	$142,925	$145,530	$96,069	$278,518	$1,076,690	$9,388	$1,086,078
Special mention	2,268	2,865	2,132	1,574	3,497	12,484	24,820	492	25,312
Substandard	245	3,940	2,399	10,582	3,620	5,491	26,277	0	26,277
Doubtful	0	0	0	0	0	0	0	0	0
Total	$206,805	$216,161	$147,456	$157,686	$103,186	$296,493	$1,127,787	$9,880	$1,137,667
YTD Gross chargeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Residential real estate
Performing	$138,000	$198,224	$335,419	$362,690	$287,576	$488,914	$1,810,823	$0	$1,810,823
Nonperforming	0	916	920	2,031	4,800	12,694	21,361	0	21,361
Total	$138,000	$199,140	$336,339	$364,721	$292,376	$501,608	$1,832,184	$0	$1,832,184
YTD Gross chargeoffs	$0	$0	$0	$0	$119	$48	$167	$0	$167
Home equity
Performing	$40,066	$26,234	$19,405	$17,348	$21,786	$39,242	$164,081	$834,642	$998,723
Nonperforming	341	173	335	178	70	603	1,700	4,781	6,481
Total	$40,407	$26,407	$19,740	$17,526	$21,856	$39,845	$165,781	$839,423	$1,005,204
YTD Gross chargeoffs	$0	$0	$43	$0	$8	$229	$280	$93	$373
Installment
Performing	$16,087	$10,578	$18,085	$25,692	$22,197	$22,037	$114,676	$70,995	$185,671

Table of Content

(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Term Total	Revolving	Total
Nonperforming	449	167	49	402	753	505	2,325	698	3,023
Total	$16,536	$10,745	$18,134	$26,094	$22,950	$22,542	$117,001	$71,693	$188,694
YTD Gross chargeoffs	$270	$1,053	$1,128	$1,692	$638	$37	$4,818	$14	$4,832
Credit cards
Performing	$0	$0	$0	$0	$0	$0	$0	$64,979	$64,979
Nonperforming	0	0	0	0	0	0	0	346	346
Total	$0	$0	$0	$0	$0	$0	$0	$65,325	$65,325
YTD Gross chargeoffs	$0	$0	$0	$0	$0	$0	$0	$2,269	$2,269
Total Loans	$2,778,042	$1,835,480	$1,750,244	$1,690,337	$950,384	$2,338,978	$11,343,465	$2,080,605	$13,424,070
Total YTD Gross Chargeoffs	$1,170	$3,038	$11,478	$12,116	$2,069	$4,138	$34,009	$2,666	$36,675

Delinquency. Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the date of the scheduled payment.

Loan delinquency, including loans classified as nonaccrual, was as follows:

	As of March 31, 2026
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 89 days past due	Total past due	Current	Total	> 89 days past due and still accruing
Loans
Commercial & industrial	$13,298	$2,709	$10,424	$26,431	$4,667,355	$4,693,786	$552
Lease financing	733	5,457	4,736	10,926	638,719	649,645	316
Construction real estate	0	0	0	0	591,080	591,080	0
Commercial real estate-investor	546	0	41,053	41,599	3,276,702	3,318,301	0
Commercial real estate-owner	3,699	7,779	5,466	16,944	1,138,223	1,155,167	0
Residential real estate	3,068	1,154	4,290	8,512	1,822,826	1,831,338	0
Home equity	3,209	1,600	2,169	6,978	1,019,861	1,026,839	0
Installment	1,351	494	552	2,397	159,917	162,314	0
Credit card	575	369	500	1,444	64,927	66,371	498
Total	$26,479	$19,562	$69,190	$115,231	$13,379,610	$13,494,841	$1,366

	As of December 31, 2025
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 89 days past due	Total past due	Current	Total	> 89 days past due and still accruing
Loans
Commercial & industrial	$7,894	$3,176	$3,829	$14,899	$4,617,342	$4,632,241	$0
Lease financing	1,884	283	4,088	6,255	632,272	638,527	0
Construction real estate	0	0	1,120	1,120	676,219	677,339	0
Commercial real estate-investor	3,540	3,613	36,273	43,426	3,203,463	3,246,889	0
Commercial real estate-owner	1,081	2,985	3,436	7,502	1,130,165	1,137,667	0
Residential real estate	6,338	248	5,975	12,561	1,819,623	1,832,184	0
Home equity	2,966	1,065	1,224	5,255	999,949	1,005,204	0
Installment	935	462	484	1,881	186,813	188,694	65
Credit card	860	272	347	1,479	63,846	65,325	346
Total	$25,498	$12,104	$56,776	$94,378	$13,329,692	$13,424,070	$411

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

The following tables provide the amortized cost basis of FDMs that were granted modifications during the respective periods:

	Three months ended March 31, 2026
(Dollars in thousands)	Principal forgiveness	Payment delay	Term extension	Interest rate reduction	Combination: Term extension and interest rate reduction	Total	Percent of total class of loans
Commercial & industrial	$0	$6,341	$1,193	$0	$0	$7,534	0.16%
Commercial real estate-investor	0	9,482	0	0	0	9,482	0.29%
Commercial real estate-owner	0	0	550	0	0	550	0.05%
Residential real estate	0	1,278	0	0	0	1,278	0.07%
Home equity	0	911	0	0	0	911	0.09%
Total	$0	$18,012	$1,743	$0	$0	$19,755	0.15%

	Three months ended March 31, 2025
(Dollars in thousands)	Principal forgiveness	Payment delay	Term extension	Interest rate reduction	Combination: Term extension and interest rate reduction	Total	Percent of total class of loans
Commercial & industrial	$0	$0	$240	$0	$0	$240	0.01%
Commercial real estate-investor	0	2,274	0	0	0	2,274	0.08%
Residential real estate	0	657	0	0	0	657	0.04%
Home equity	0	71	0	0	0	71	0.01%
Total	$0	$3,002	$240	$0	$0	$3,242	0.03%

The following table provides the financial effect of FDMs granted during the respective periods:

	Three months ended March 31, 2026
(Dollars in thousands)	Principal forgiveness	Weighted average interest rate reduction	Weighted average term extension
Commercial & industrial	$0	0.00%	0.4 years
Commercial real estate-owner	0	0.00%	0.8 years
Total	$0	0.00%	0.5 years

	Three months ended March 31, 2025
(Dollars in thousands)	Principal forgiveness	Weighted average interest rate reduction	Weighted average term extension
Commercial & industrial	$0	0.00%	0.5 years
Total	$0	0.00%	0.5 years

Table of Content
The Company has committed to lend no additional amounts to the borrowers who have been classified as FDM as of either March 31, 2026 or March 31, 2025. Additionally, there were 6 FDMs totaling $1.0 million that defaulted during the three months ended March 31, 2026, that were classified as FDMs during the twelve months preceding the default date. There were 10 FDMs with a balance of $1.0 million that defaulted during the three months ended March 31, 2025 that were classified as FDMs during the twelve months preceding the default date.

The Company closely monitors the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table provides the performance of loans that have been modified during the twelve months preceding March 31, 2026 and 2025.

	Twelve months ended March 31, 2026
(Dollars in thousands)	Current	30 – 59 days past due	60 – 89 days past due	> 89 days past due	Total
Commercial & industrial	$9,443	$0	$0	$2,642	$12,085
Commercial real estate-investor	9,768	0	0	264	10,032
Residential real estate	3,476	631	0	770	4,877
Home equity	1,487	156	0	32	1,675
Total	$24,174	$787	$0	$3,708	$28,669

	Twelve months ended March 31, 2025
(Dollars in thousands)	Current	30 – 59 days past due	60 – 89 days past due	> 89 days past due	Total
Commercial & industrial	$8,850	$0	$0	$367	$9,217
Construction real estate	10,500	0	0	0	10,500
Commercial real estate-investor	2,274	0	0	0	2,274
Residential real estate	1,547	700	137	57	2,441
Home equity	332	0	97	92	521
Total	$23,503	$700	$234	$516	$24,953

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

Table of Content
The following table provides information on nonaccrual loans and leases:

	March 31, 2026			December 31, 2025
(Dollars in thousands)	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual
Nonaccrual loans
Commercial & industrial	$9,148	$13,428	$22,576	$17,329	$10,132	$27,461
Lease financing	4,398	1,459	5,857	4,770	890	5,660
Construction real estate	0	715	715	0	1,120	1,120
Commercial real estate	20,321	29,160	49,481	15,977	29,613	45,590
Residential real estate	0	17,439	17,439	0	18,302	18,302
Home equity	0	3,687	3,687	0	2,927	2,927
Installment	0	786	786	0	748	748
Total nonaccrual loans	$33,867	$66,674	$100,541	$38,076	$63,732	$101,808

Interest income recognized on loans and leases while on nonaccrual was insignificant for both the three months ended March 31, 2026 and March 31, 2025.

A loan is considered to be collateral dependent when the borrower is experiencing financial difficulty and the repayment is expected to be provided substantially through the operation or sale of collateral. The following table presents the amortized cost basis of collateral dependent loans by class of loan.

	March 31, 2026
	Type of Collateral
(Dollar in thousands)	Business assets	Commercial real estate	Equipment	Land	Residential real estate	Other	Total
Class of loan
Commercial & industrial	$12,189	$0	$3,690	$0	$0	$6,697	$22,576
Lease financing	0	0	5,857	0	0	0	5,857
Construction real estate	0	715	0	0	0	0	715
Commercial real estate-investor	0	41,621	0	0	18	0	41,639
Commercial real estate-owner	0	7,842	0	0	0	0	7,842
Residential real estate	0	0	0	0	17,439	0	17,439
Home equity	0	0	0	0	3,687	0	3,687
Installment	0	0	0	0	0	786	786
Total	$12,189	$50,178	$9,547	$0	$21,144	$7,483	$100,541

Table of Content

	December 31, 2025
	Type of Collateral
(Dollar in thousands)	Business assets	Commercial real estate	Equipment	Land	Residential real estate	Other	Total
Class of loan
Commercial & industrial	$18,822	$0	$2,392	$0	$0	$6,247	$27,461
Lease financing	0	0	5,660	0	0	0	5,660
Construction real estate	0	1,120	0	0	0	0	1,120
Commercial real estate-investor	0	36,862	0	0	46	0	36,908
Commercial real estate-owner	0	8,682	0	0	0	0	8,682
Residential real estate	0	0	0	0	18,302	0	18,302
Home equity	0	0	0	0	2,927	0	2,927
Installment	0	0	0	0	0	748	748
Total	$18,822	$46,664	$8,052	$0	$21,275	$6,995	$101,808

PCD Loans. First Financial has purchased loans, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount of those loans as of the acquisition date within each period is as follows:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Purchase price of loans at acquisition	$3,081	$27,402
Allowance for credit losses at acquisition	785	3,050
Non-credit discount at acquisition	98	1,505
Par value of acquired loans at acquisition	$3,964	$31,957

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

The components of the Company's net investments in direct financing and sales-type leases, which are included in Lease financing on the Consolidated Balance Sheets are as follows:

(Dollar in thousands)	March 31, 2026	December 31, 2025
Direct financing and sales-type leases
Lease receivables	$640,031	$627,742
Unguaranteed residual values	9,614	10,785
Total net investment in direct financing and sales-type leases	$649,645	$638,527

Interest income for direct financing and sales-type leases was $9.3 million and $9.0 million for the three months ended March 31, 2026 and March 31, 2025, respectively.

Table of Content
The remaining maturities of lease receivables were as follows:

(Dollars in thousands)	Direct financing and Sales-type
Remainder of 2026	$151,409
2027	212,051
2028	155,115
2029	109,464
2030	59,806
Thereafter	35,133
Total lease payments	722,978
Less: unearned income	(82,947)
Net lease receivables	$640,031

OREO. OREO consists of properties acquired by the Company primarily through the loan foreclosure or repossession process, that results in partial or total satisfaction of problem loans.

Changes in OREO were as follows:

	Three months ended
	March 31,
(Dollars in thousands)	2026	2025
Balance at beginning of period	$184	$64
Additions
Commercial real estate	0	0
Residential real estate	54	149
Total additions	54	149
Disposals
Commercial real estate	0	0
Residential real estate	0	0
Total disposals	0	0
Valuation adjustment
Commercial real estate	0	0
Residential real estate	0	0
Total valuation adjustment	0	0
Balance at end of period	$238	$213
NOTE 5:  ALLOWANCE FOR CREDIT LOSSES

Allowance for credit losses - loans and leases. The ACL is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. The ACL is increased by provision expense and decreased by charge-offs, net of recoveries of amounts previously charged-off. First Financial's policy is to charge-off all or a portion of a loan when, in management's opinion, it is unlikely to collect the principal amount owed in full, either through payments from the borrower or a guarantor or from the liquidation of collateral. Similarly, upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the ACL is adjusted by the same amount. Cumulative recovery payments credited to the ACL for any loan should not exceed the amount charged-off. Accrued interest receivable on loans and leases, which totaled $57.6 million and $54.1 million as of March 31, 2026 and December 31, 2025, respectively, is excluded from the estimate of credit losses.

Management estimates the allowance using relevant available information from both internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience paired with economic forecasts provides the basis for the quantitatively modeled estimation of expected credit losses. First Financial adjusts its

Table of Content
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

Lease financing – Lease financing consists of lease transactions for the acquisition of both new and used business equipment for commercial clients. Lease products may include finance leases, lease lines of credit and interim funding. The credit underwriting for lease transactions includes detailed analysis of the lessee's industry and business model, nature of the equipment, equipment resale values, historical and projected cash flow analysis, secondary sources of repayment and guarantor, in addition to other considerations.

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

The ACL on loans and leases was $183.7 million as of March 31, 2026 and $186.5 million as of December 31, 2025. Additionally, the Company recorded $6.0 million of provision expense for loans and leases for the first three months of 2026 compared to $9.1 million for the same period of 2025. For the quarter ended March 31, 2026, the ACL decreased primarily due to an increase in prepayment speeds and improvements in forecasts, partially offset by an increase in qualitative reserves and the impact from the BankFinancial acquisition. In accordance with the early adoption of ASU 2025-08 the Company recorded a $2.8 million increase in the ACL for non-PCD loans with an offsetting adjustment to the amortized cost basis of the assets to account for the expected losses on acquired BankFinancial loans.

For the year ended December 31, 2025, the ACL increased primarily due to the Westfield acquisition and organic loan growth. Similar to the BankFinancial acquisition and in accordance with the early adoption of ASU 2025-08, the Company recorded a $23.7 million increase to the ACL for non-PCD loans with with an offsetting adjustment to the amortized cost basis of the assets to account for the expected losses on acquired Westfield loans. For additional detail regarding the impact of the acquisitions on the ACL and the early adoption of ASU 2025-08, see Note 2 - Accounting Standards Recently Adopted or Issued.

Table of Content
Changes in the allowance by loan category were as follows:

	Three months ended March 31, 2026
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction real estate	Commercial real estate	Residential real estate	Home equity	Installment	Credit card	Total
Allowance for credit losses:
Beginning balance	$75,155	$15,162	$16,951	$38,389	$18,084	$16,035	$3,874	$2,837	$186,487
Initial allowance on purchased loans	1,734	0	0	907	54	42	1	91	2,829
Provision for credit losses	4,271	100	(2,650)	4,928	(1,940)	587	80	654	6,030
Loans charged off	(10,788)	(43)	0	(29)	(127)	(119)	(1,058)	(496)	(12,660)
Recoveries	100	23	0	28	30	116	598	135	1,030
Total net charge-offs	(10,688)	(20)	0	(1)	(97)	(3)	(460)	(361)	(11,630)
Ending allowance for credit losses	$70,472	$15,242	$14,301	$44,223	$16,101	$16,661	$3,495	$3,221	$183,716

	Three months ended March 31, 2025
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction real estate	Commercial real estate	Residential real estate	Home equity	Installment	Credit card	Total
Allowance for credit losses:
Beginning balance	$49,987	$13,079	$19,216	$35,721	$17,822	$14,774	$3,564	$2,628	$156,791
Provision for credit losses	8,470	1,183	348	(1,108)	(660)	300	313	295	9,141
Loans charged off	(8,178)	(1,454)	0	0	0	(86)	(1,321)	(474)	(11,513)
Recoveries	195	29	0	24	24	144	563	84	1,063
Total net charge-offs	(7,983)	(1,425)	0	24	24	58	(758)	(390)	(10,450)
Ending allowance for credit losses	$50,474	$12,837	$19,564	$34,637	$17,186	$15,132	$3,119	$2,533	$155,482

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

The ACL on unfunded commitments was $23.0 million as of March 31, 2026 and $20.2 million as of December 31, 2025. Additionally, First Financial recorded provision expense related to the allowance on unfunded commitments of $2.5 million for the three months ended March 31, 2026. First Financial recorded provision recapture related to the allowance on unfunded commitments of $0.4 million for the three months ended March 31, 2025.
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

Substantially all of the Company's lessee contracts are classified as operating leases. Under Accounting Topic 842, operating lease agreements are required to be recognized on the Consolidated Balance Sheets as an ROU asset and a corresponding lease liability. The Company's right to use an asset over the life of a lease is recorded as an ROU asset in Accrued interest and other assets on the Consolidated Balance Sheets and was $49.8 million and $48.6 million at March 31, 2026 and December 31, 2025, respectively. Certain adjustments to the ROU asset may be required for items such as initial direct costs paid or incentives received. First Financial recorded a $59.2 million and $58.1 million lease liability in Accrued interest and other liabilities on the Consolidated Balance Sheets at March 31, 2026 and December 31, 2025, respectively.

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

Table of Content
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

The components of lease expense were as follows:

	Three months ended
	March 31,
(Dollars in thousands)	2026	2025
Operating lease cost	$2,488	$2,013
Finance lease cost:
Amortization of right-of-use assets	25	27
Interest on lease liabilities	12	14
Variable lease cost	774	760
Total lease cost	$3,299	$2,814

Future minimum commitments due under these lease agreements as of March 31, 2026 are as follows:

(Dollars in thousands)	Operating leases	Finance leases
2026 (remaining nine months)	$7,547	$114
2027	9,302	154
2028	8,947	159
2029	8,160	160
2030	7,807	111
Thereafter	30,615	697
Total lease payments	72,378	1,395
Less imputed interest	(13,185)	(271)
Total	$59,193	$1,124

Table of Content
Supplemental balance sheet information related to leases was as follows:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Operating leases
Operating lease right-of-use assets	$49,846	$48,647
Operating lease liabilities	59,193	58,112

Finance leases
Premises and equipment	$885	$910
Long-term debt	1,124	1,149

Weighted-average remaining lease term
Operating leases	10.3 years	10.7 years
Finance leases	10.0 years	10.2 years

Weighted-average discount rate
Operating leases	3.54%	3.53%
Finance leases	4.42%	4.42%

Supplemental cash flow information at March 31, 2026 and 2025 related to leases was as follows:

	Three months ended
	March 31,
(Dollars in thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,607	$2,096
Operating cash flows from finance leases	12	14
Financing cash flows from finance leases	26	24
ROU assets obtained in exchange for lease obligations
Operating leases	3,136	363
Finance leases	0	(272)

NOTE 7: OPERATING LEASES - LESSOR

First Financial provides financing for various types of equipment through a variety of leasing arrangements. Operating leases are carried at cost less accumulated depreciation in the Consolidated Balance Sheets. Operating leases were $220.1 million and $214.0 million at March 31, 2026 and December 31, 2025, respectively, net of accumulated depreciation of $154.9 million and $151.4 million, respectively. The Company recorded lease income of $20.2 million and $17.9 million related to lease payments for operating leases in Leasing business income in the Consolidated Statements of Income for the three months ended March 31, 2026 and 2025, respectively. Depreciation expense related to operating lease equipment was $14.1 million and $12.8 million for the three months ended March 31, 2026 and 2025, respectively. Depreciation expense related to operating lease equipment is included in Leasing business expense in the Consolidated Statements of Income.

First Financial performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. First Financial recognized no impairment losses associated with operating lease assets for the three months ended March 31, 2026 or 2025. Recognized impairment losses, if any, would be recorded in Leasing business income in the Consolidated Statements of Income.

Table of Content
The future lease payments receivable from operating leases as of March 31, 2026 are as follows:

(Dollars in thousands)	Undiscounted cash flows
2026 (remaining nine months)	$50,896
2027	52,304
2028	33,826
2029	21,026
2030	10,132
Thereafter	2,072
Total operating lease payments	$170,256

NOTE 8:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill. Assets and liabilities acquired in a business combination are recorded at their estimated fair values as of the acquisition date. The excess of the purchase price of the acquisition over the fair value of net assets acquired is recorded as goodwill.

Changes in the carrying amount of goodwill for the three months ended March 31, 2026 and March 31, 2025 were as follows:

	Three months ended
	March 31,
(Dollars in thousands)	2026	2025
Balance at beginning of period	$1,099,524	$1,007,656
Goodwill resulting from business combinations	19	0
Balance at end of period	$1,099,543	$1,007,656

In the fourth quarter of 2025, First Financial recorded $91.9 million of goodwill related to the acquisition of Westfield Bancorp, Inc., an Ohio corporation. Upon completion of the transaction, Westfield Bank, FSB, a federal savings bank, and a wholly owned subsidiary of Westfield Bancorp, merged into First Financial Bank. This acquisition supplements First Financial's existing commercial banking and wealth management presence in Northeast Ohio by adding all of Westfield's retail banking locations and its commercial lending, insurance agency lending and private banking services. The measurement period for recording adjustments to the fair value of assets and liabilities acquired in the Westfield acquisition ends in November 2026.

Goodwill is evaluated for impairment on an annual basis as of October 1 of each year, or whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value. First Financial performed its most recent annual impairment test as of October 1, 2025 and no impairment was indicated. As of March 31, 2026, no events or changes in circumstances indicated that the fair value of the reporting unit was below its carrying value.

Other intangible assets. Other intangible assets consist primarily of core deposit intangibles, customer lists, mortgage servicing rights and other miscellaneous intangibles, such as purchase commissions, non-compete agreements and trade name intangibles.

Core deposit intangibles represent the estimated fair value of acquired customer deposit relationships on the date of acquisition and are amortized on an accelerated basis over their estimated useful lives. First Financial's core deposit intangibles have an estimated remaining life of 9.1 years.

First Financial recorded a customer list intangible asset in conjunction with the Agile, Summit and Bannockburn acquisitions to account for the obligation or advantage on the part of either the Company or customers to continue pre-existing relationships subsequent to the merger. These customer list intangibles are being amortized on a straight-line basis over their estimated useful lives. The Agile customer list was $2.3 million at both March 31, 2026 and December 31, 2025, and is being amortized over an estimated remaining life of 10.9 years. The Summit customer list was $19.5 million and $20.1 million at March 31, 2026 and December 31, 2025, respectively, and is being amortized over an estimated remaining life of 7.8 years. The Bannockburn customer list was $15.8 million and $16.7 million at March 31, 2026 and December 31, 2025, respectively, and is being amortized over an estimated remaining life of 4.4 years.

Table of Content
Mortgage servicing rights represent the value of servicing fees First Financial expects to receive from the servicing responsibilities it retains when selling fixed and adjustable-rate residential mortgage loans. In those sales, First Financial retains servicing responsibilities and provides certain standard representations and warranties; however, the investors have no recourse to the Company’s other assets for failure of debtors to pay when due. First Financial receives servicing fees based on a percentage of the outstanding balance. When First Financial sells mortgage loans with servicing rights retained, these servicing rights are initially recorded at estimated fair value. First Financial has selected the “amortization method” as permissible within GAAP, whereby the servicing rights capitalized are amortized in proportion to and over the period of estimated future servicing income with respect to the underlying loan. At the conclusion of each reporting period, the carrying value of the MSR is assessed for impairment by comparing it to its fair value. Based on the comparison, no valuation allowance was required. MSR are carried at the lower of their amortized cost or fair value. The amortization of MSR is included within other noninterest income in the Consolidated Statements of Income.

Amortization expense recognized on other intangible assets for the three months ended March 31, 2026 and March 31, 2025 was $7.6 million and $3.2 million, which included MSR amortization of $1.3 million and $0.9 million, respectively.

The gross carrying amount and accumulated amortization of other intangible assets at March 31, 2026 and December 31, 2025 were as follows:

(Dollars in thousands)	March 31, 2026		December 31, 2025
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Core deposit intangibles	$121,806	$(41,428)	$88,814	$(36,777)
Customer lists	72,278	(34,703)	72,278	(33,127)
Other	9,269	(3,711)	9,269	(3,654)
Mortgage servicing rights	34,241	(11,825)	33,013	(10,984)
Total	$237,594	$(91,667)	$203,374	$(84,542)

NOTE 9:  BORROWINGS

On the Consolidated Balance Sheets, short-term borrowings, or borrowings that mature in less than one year, include repurchase agreements utilized for corporate sweep accounts with cash management account agreements in place, federal funds purchased, overnight advances from the FHLB and a short-term line of credit.

All repurchase agreements are subject to terms and conditions agreed to by the Bank and the client. To secure its liability to the client, the Bank is authorized to sell or repurchase U.S. Treasury, government agency and mortgage-backed securities. As of both March 31, 2026 and December 31, 2025, the Bank had no securities sold under agreements to repurchase.

First Financial had $550.0 million and $675.0 million in short-term FHLB advances at March 31, 2026 and December 31, 2025, respectively. These short-term borrowings are used to manage normal liquidity needs and support the Company's asset and liability management strategies. Additionally, at March 31, 2026 and December 31, 2025, other short-term borrowings included $70.5 million and $0.3 million, respectively, of collateral owed to counterparty banks by First Financial.

First Financial also has a $40.0 million short-term credit facility with an unaffiliated bank that matures in December 2026, which is included in short-term borrowings. This facility has a variable interest rate and provides First Financial additional liquidity, if needed, for various corporate activities including the repurchase of First Financial common stock and the payment of dividends to shareholders. As of both March 31, 2026 and December 31, 2025, First Financial had no outstanding balance on this facility. The credit agreement requires First Financial to comply with certain covenants including those related to asset quality and capital levels, and First Financial was in compliance with all covenants associated with this facility as of both March 31, 2026 and December 31, 2025. This credit facility also required First Financial to pledge as collateral the Bank's common stock where the lender is granted a security interest in this collateral.

Table of Content
The following is a summary of First Financial's short-term borrowings:

(Dollars in thousands)	March 31, 2026	December 31, 2025
FHLB short-term borrowings	$550,000	$675,000
Other short-term borrowings	70,457	332
Total short-term borrowings	$620,457	$675,332

The following is a summary of First Financial's long-term debt:

	March 31, 2026		December 31, 2025
(Dollars in thousands)	Amount	Average rate	Amount	Average rate
Subordinated notes	$363,153	6.27%	$495,077	7.19%
Unamortized debt issuance costs	(4,354)	N/A	(5,204)	N/A
Notes issued in conjunction with acquisition of property and equipment	20,253	5.50%	23,030	5.38%
Capital lease liability	1,124	4.42%	1,149	4.42%
Total long-term debt	$380,176	6.30%	$514,052	7.18%

In 2020, First Financial issued $150.0 million of fixed to floating rate subordinated notes that mature in May 2030 and had an initial fixed interest rate of 5.25%. The Company elected to redeem these subordinated notes in whole on the February 2026 interest payment date. Therefore, these notes are not included in the Consolidated Balance Sheets as of March 31, 2026.

In November 2025, First Financial issued $300.0 million of fixed to floating rate subordinated notes. These subordinated notes have an initial fixed interest rate of 6.375% to, but excluding, December 1, 2030, payable semi-annually in arrears. From, and including, December 1, 2030, the interest rate on the subordinated notes will reset quarterly to a floating rate per annum equal to a benchmark rate, which is expected to be the then-current three-month term SOFR, plus 300 basis points, payable quarterly in arrears. These subordinated notes mature on December 1, 2035 and are redeemable by the Company in whole or in part beginning with the interest payment date of December 1, 2030. The subordinated notes issued in November 2025 are eligible to be treated as Tier 2 capital for 100% of its original issuance amount at March 31, 2026 for regulatory capital purposes.

In conjunction with the BankFinancial transaction, First Financial acquired $18.5 million of fixed to floating rate subordinated notes. These subordinated notes were originated in April 2021and have an initial fixed interest rate of 3.75% to, but excluding, May 15, 2026, payable semi-annually in arrears. From, and including, May 15, 2026, the interest rate on the subordinated notes will reset quarterly to a floating rate per annum equal to a benchmark rate, which is expected to be the then-current three-month term SOFR, plus 299 basis points, payable quarterly in arrears. These subordinated notes mature on May 15, 2031 and are redeemable by the Company, in whole or in part, on May 15, 2026, on any interest payment date thereafter, and at any time upon the occurrence of certain events. These acquired subordinated notes are eligible to be treated as Tier 2 capital for 100% of its original issuance amount at March 31, 2026 for regulatory capital purposes.

First Financial acquired $49.5 million of variable rate subordinated notes in the MSFG merger that were issued to previously formed trusts in exchange for the trust proceeds. These notes were recorded at fair value at the date of the MSFG merger and the Consolidated Balance Sheets include $45.2 million and $45.1 million for these notes at March 31, 2026 and December 31, 2025, respectively. Interest on the acquired subordinated notes is payable quarterly, in arrears, and the Company has the option to defer interest payments for a period not to exceed 20 consecutive quarters. These acquired subordinated notes mature 30 years after the date of original issuance and may be called at par following the 5 year anniversary of issuance. These variable rate subordinated notes are callable as of March 31, 2026 and are treated as Tier 1 capital for regulatory capital purposes.

Additionally, long-term borrowings included $20.3 million and $23.0 million of term notes, both with and without recourse, with an average interest rate of 5.50% and 5.38% at March 31, 2026 and December 31, 2025, respectively. These term notes were used to finance equity investments in the purchase of equipment to be leased to customers.

NOTE 10:  DERIVATIVES

First Financial maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce certain risks related to interest rate, prepayment, and foreign currency volatility. Additionally, First Financial holds derivative instruments for the benefit of its commercial customers and for other business purposes. The Company does not enter into

Table of Content
unhedged speculative derivative positions. The Company’s interest rate risk management strategy involves modifying the repricing characteristics of certain financial instruments so that changes in interest rates do not adversely affect First Financial’s net interest margin and cash flows. Derivative instruments that the Company may use as part of its interest rate risk management strategy include interest rate caps, floors, swaps, and foreign exchange contracts, to meet the needs of its clients while managing the interest and currency rate risk associated with certain transactions. First Financial may also utilize interest rate swaps to manage the interest rate risk profile of the Company. The impact from the changes in the fair value of derivatives in cash flow hedging arrangements is reported in Accumulated other comprehensive income (loss).

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

At March 31, 2026, for interest rate client derivatives, the Company had a total counterparty notional amount outstanding of $2.8 billion, spread among seven counterparties, with an estimated fair value of $31.3 million. At December 31, 2025, the Company had interest rate client derivatives with a total counterparty notional amount outstanding of $2.4 billion, spread among seven counterparties, with an estimated fair value of $24.7 million.

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

Foreign exchange contracts. First Financial enters into foreign exchange derivative contracts for the benefit of commercial customers to hedge their exposure to foreign currency fluctuations. Similar to the hedging of interest rate risk from interest rate client derivative contracts, First Financial also enters into foreign exchange contracts with major financial institutions to economically hedge a substantial portion of the exposure from client driven foreign exchange activity. These derivatives are classified as free-standing instruments with the revaluation gain or loss recorded in Foreign exchange income in the Consolidated Statements of Income. The Company has internal controls and client credit risk limits in place to help ensure excessive risk is not being taken when providing this service to customers. These controls include a determination of currency volatility and credit equivalent exposure on these contracts. While these derivatives represent economic hedges, they do not qualify as hedges for accounting purposes.

At March 31, 2026, for foreign exchange contracts, the Company had total counterparty notional amount outstanding of $9.6 billion spread among four counterparties, with an estimated fair value of $26.6 million. At December 31, 2025, the Company had total counterparty notional amounts outstanding of $8.3 billion spread among four counterparties, with an estimated fair value of $1.1 million.

Table of Content
In connection with its use of foreign exchange contracts, First Financial and its counterparties may be required to post cash collateral to offset the market position of the derivative instruments. First Financial maintains the right to offset these derivative positions with the collateral posted against them by or with the relevant counterparties.

In 2024, a single foreign exchange trade was mutually terminated and the counterparty was not able to immediately fully satisfy the obligation under the agreement. As such, at December 31, 2024, a $45.0 million receivable was established in Accrued interest and other assets on the Consolidated Balance Sheet, and the Company considers this receivable a classified asset for asset quality purposes. At March 31, 2026, there was $37.0 million outstanding related to this receivable.

Commodity contracts. First Financial enters into financially settled commodity derivative contracts for the benefit of commercial customers to hedge their exposure to various commodity price fluctuations. Similar to the hedging of interest rate risk from interest rate client derivative and foreign exchange contracts, First Financial also enters into commodity contracts with major financial institutions to economically hedge a substantial portion of the exposure from client driven commodity derivative activity. These derivatives are classified as free-standing instruments with the revaluation gain or loss recorded in Client derivative fees in the Consolidated Statements of Income. The Company has risk limits and internal controls in place to help ensure excessive risk is not being taken when providing this service to customers. These controls include monitoring of commodity volatility and credit exposure on these contracts. While these derivatives represent economic hedges, they do not qualify as hedges for accounting purposes.

At March 31, 2026, for commodities contracts, the Company had total counterparty notional amount outstanding of $51.8 million with six counterparties and an estimated fair value of $3.3 million. At December 31, 2025, the Company had total counterparty notional amount outstanding of $24.3 million with six counterparties and an estimated fair value of $0.4 million.

Cash flow hedges. First Financial enters into interest rate collars and floors, which are designated as cash flow hedges, to mitigate interest rate risk on variable-rate commercial loan pools. As of both March 31, 2026 and December 31, 2025, these hedges were determined to be effective and are expected to remain effective during the remaining terms. Changes in the fair value of cash flow hedges included in the assessment of hedge effectiveness are recorded in AOCI and reclassified from AOCI to current period earnings when the hedged item affects earnings. Reclassified gains and losses on interest rate contracts related to C&I loans are recorded within interest income in the Consolidated Statements of Income.

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

The notional value of the Company's cash flow hedges was $1.0 billion at March 31, 2026, with an insignificant gain recorded in AOCI in the Consolidated Balance Sheet. As of March 31, 2026, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 33 months. It is estimated that $0.7 million will be reclassified from OCI to interest income during the next 12 months.

At December 31, 2025, the notional value of the Company's cash flow hedges was $1.0 billion, with a $0.1 million gain recorded in AOCI in the Consolidated Balance Sheet. The maximum length of time over which the Company was hedging its exposure to the variability in future cash flows was 36 months.

The effect of derivative instruments in cash flow hedging relationships on the Consolidated Statements of Income for the three months ended March 31, were as follows:

Derivatives in Cash Flow Hedging Relationship	Location of Gain or (Loss) Reclassified from AOCI into income	Gain (loss) reclassified from AOCI on Derivatives		Gain (loss) recognized in OCI on Derivatives
(Dollars in thousands)		March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Interest rate contracts	Interest income/(expense)	$(199)	$(199)	$(51)	$1,556

Table of Content

The following table details the classification and amounts of derivative contracts recognized in the Consolidated Balance Sheets:

	March 31, 2026			December 31, 2025
		Estimated fair value			Estimated fair value
(Dollars in thousands)	Notional amount	Gain (1)	Loss (2)	Notional amount	Gain (1)	Loss (2)
Derivatives not designated as qualifying hedging instruments
Interest rate derivatives-instruments associated with loans (3)
Matched interest rate contracts with borrowers	$2,829,821	$18,118	$(47,681)	$2,425,106	$23,271	$(46,159)
Matched interest rate contracts with counterparty	2,829,821	47,670	(18,081)	2,425,106	46,138	(23,243)
Foreign exchange contracts (4)
Matched foreign exchange contracts with customers	9,674,140	209,227	(182,647)	8,368,518	161,649	(160,523)
Match foreign exchange contracts with counterparty	9,616,763	182,647	(209,227)	8,318,982	160,523	(161,649)
Commodity contracts(5)
Matched commodity with client	52,354	$1,206	(4,228)	24,180	909	(994)
Matched commodity with counterparty	51,767	$4,520	(981)	24,269	669	(1,084)
Total derivatives not designated as qualifying hedging instruments	25,054,666	463,388	(462,845)	21,586,161	393,159	(393,652)

Derivatives designated as qualifying hedging instruments
Cash flow hedges (6)
Interest rate collars and floors	1,000,000	465	0	1,000,000	708	0
Total derivatives designated as qualifying hedging instruments	1,000,000	465	0	1,000,000	708	0
Total	$26,054,666	$463,853	$(462,845)	$22,586,161	$393,867	$(393,652)
(1) Derivative assets are included in Accrued interest and other assets in the Consolidated Balance Sheets.
(2) Derivative liabilities are included in Accrued interest and other liabilities in the Consolidated Balance Sheets.
(3) Changes in fair value are included in Client derivative fees in the Consolidated Statements of Income.
(4) Changes in fair value are included in Foreign exchange income in the Consolidated Statements of Income.
(5) Changes in fair value are included in Client derivative fees in the Consolidated Statements of Income.
(6) Changes in fair value are included in Accumulated comprehensive income in the Consolidated Balance sheets.

The following tables disclose the gross and net amounts of derivative contracts recognized in the Consolidated Balance Sheets:

Table of Content

	Derivative contracts in an asset position at March 31, 2026
				Gross amounts not offset in Consolidated Balance Sheet
(Dollars in thousands)	Gross amounts of recognized assets (2)	Gross amounts offset in the Consolidated Balance Sheets	Net amounts presented in the Consolidated Balance Sheets	Financial instruments recognized amounts	Cash or financial instrument collateral (3)	Net amount
Interest rate contracts (1)	$65,788	$0	$65,788	$(35,211)	$(22,640)	$7,937
Foreign exchange contracts	449,251	0	449,251	(159,271)	(23,376)	266,604
Commodity contracts	5,726	0	5,726	(1,350)	0	4,376
Cash flow hedges	465	0	465	0	(465)	0
Total	$521,230	$0	$521,230	$(195,832)	$(46,481)	$278,917

	Derivative contracts in an liability position at March 31, 2026
				Gross amounts not offset in Consolidated Balance Sheet
(Dollars in thousands)	Gross amounts of recognized liabilities (2)	Gross amounts offset in the Consolidated Balance Sheets	Net amounts presented in the Consolidated Balance Sheets	Financial instruments recognized amounts	Cash or financial instrument collateral (3)	Net amount
Interest rate contracts (1)	$65,762	$0	$65,762	$(18,481)	$0	$47,281
Foreign exchange contracts	391,874	0	391,874	(159,270)	0	232,604
Commodity contracts	5,209	0	5,209	(1,350)	(25)	3,834
Cash flow hedges	0	0	0	0	0	0
Total	$462,845	$0	$462,845	$(179,101)	$(25)	$283,719

	Derivative contracts in an asset position at December 31, 2025
				Gross amounts not offset in Consolidated Balance Sheet
(Dollars in thousands)	Gross amounts of recognized assets (2)	Gross amounts offset in the Consolidated Balance Sheets	Net amounts presented in the Consolidated Balance Sheets	Financial instruments recognized amounts	Cash or financial instrument collateral (3)	Net amount
Interest rate contracts (1)	$69,409	$0	$69,409	$(43,607)	$(12,660)	$13,142
Foreign exchange contracts	371,710	0	371,710	(126,506)	0	245,204
Commodity contracts	1,578	0	1,578	(670)	0	908
Cash flow hedges	708	0	708	0	(708)	0
Total	$443,405	$0	$443,405	$(170,783)	$(13,368)	$259,254

Table of Content

	Derivative contracts in an liability position at December 31, 2025
				Gross amounts not offset in Consolidated Balance Sheet
(Dollars in thousands)	Gross amounts of recognized liabilities (2)	Gross amounts offset in the Consolidated Balance Sheets	Net amounts presented in the Consolidated Balance Sheets	Financial instruments recognized amounts	Cash or financial instrument collateral (3)	Net amount
Interest rate contracts (1)	$69,402	$0	$69,402	$(24,594)	$0	$44,808
Foreign exchange contracts	322,172	0	322,172	(126,506)	(5,894)	189,772
Commodity contracts	2,078	0	2,078	(670)	(462)	946
Cash flow hedges	0	0	0	0	0	0
Total	$393,652	$0	$393,652	$(151,770)	$(6,356)	$235,526

(1) Includes accrued interest receivable.
(2) Amount does not include IRLCs because these instruments are not subject to master netting or similar arrangements
(3) Amount of collateral received is an offset to asset positions or pledged as an offset of liability positions

The following table details the derivative financial instruments and the average remaining maturities at March 31, 2026:

(Dollars in thousands)	Notional amount	Average maturity (years)	Fair value
Interest rate contracts
Receive fixed, matched interest rate contracts with borrower	$2,829,821	3.6	$(29,563)
Pay fixed, matched interest rate contracts with counterparty	2,829,821	3.6	29,589
Foreign exchange contracts
Foreign exchange contracts-pay USD	9,674,140	0.5	26,580
Foreign exchange contracts-receive USD	9,616,763	0.5	(26,580)
Commodities contracts
Client commodity contracts	52,354	0.4	(3,022)
Counterparty commodity contracts	51,767	0.4	3,539
Total client derivatives	25,054,666	1.2	543

Cash flow hedges
Interest rate collars and floors on loan pools	1,000,000	1.5	465
Total cash flow hedges	1,000,000	1.5	465
Total	$26,054,666	1.3	$1,008

At March 31, 2026, derivative collateral owed by the Company to counterparty banks was $28.3 million with $9.7 million restricted within cash and due from banks on the Company's Consolidated Balance Sheet, $70.5 million recorded in short-term borrowings and $32.4 million in other assets. Derivative collateral owed to the Company from counterparty banks at December 31, 2025 was $21.6 million with $10.2 million restricted within cash and due from banks, $0.3 million recorded in short-term borrowings and $11.7 million in other assets.

Credit derivatives. In conjunction with participating interests in commercial loans, First Financial periodically enters into risk participation agreements with counterparties whereby First Financial either assumes or sells a portion of the credit exposure associated with an interest rate swap on the participated loan in exchange for a fee. Under these agreements, First Financial will either make a payment to or receive a payment from the counterparty if the loan customer defaults on its obligation to perform under the interest rate swap contract. The total notional value of the purchased risk agreements totaled $246.5 million as of March 31, 2026 and $223.5 million as of December 31, 2025. The total notional value of the sold risk agreements totaled $114.3 million as of March 31, 2026 and $111.5 million as of December 31, 2025. The net fair value of these agreements was recorded in Accrued interest and other liabilities on the Consolidated Balance Sheets and was insignificant at both March 31, 2026 and December 31, 2025.

Table of Content
Mortgage derivatives. First Financial enters into IRLCs and forward commitments for the future delivery of mortgage loans to third party investors, which are considered derivatives. When borrowers secure an IRLC with First Financial and the loans are intended to be sold, First Financial will enter into forward commitments for the future delivery of the loans to third party investors in order to hedge against the effect of changes in interest rates impacting IRLCs and loans held for sale. At March 31, 2026, the notional amount of the IRLCs was $61.5 million and the notional amount of forward commitments was $54.5 million. As of December 31, 2025, the notional amount of IRLCs was $37.5 million and the notional amount of forward commitments was $39.3 million. The fair value on these agreements was $0.4 million at March 31, 2026 and $0.7 million at December 31, 2025, and was recorded in Accrued interest and other assets on the Consolidated Balance Sheets.

NOTE 11:  COMMITMENTS AND CONTINGENCIES

First Financial offers a variety of financial instruments including loan commitments and letters of credit to assist clients in meeting their requirement for liquidity and credit enhancement. GAAP does not require these financial instruments to be recorded in the Consolidated Financial Statements.

First Financial utilizes the same credit policies in issuing commitments and conditional obligations as it does for credit instruments recorded on the Consolidated Balance Sheets. First Financial’s exposure to credit loss in the event of non-performance by the counterparty was represented by the contractual amounts of those instruments. First Financial estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company in accordance with ASC 326. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life consistent with the Company's ACL methodology for loans and leases. Adjustments to the reserve for unfunded commitments are recorded in Provision for (recapture of) credit losses - unfunded commitments in the Consolidated Statements of Income. First Financial had $23.0 million and $20.2 million of reserves for unfunded commitments recorded in Accrued interest and other liabilities on the Consolidated Balance Sheets at March 31, 2026 and December 31, 2025, respectively.

Loan commitments. Loan commitments are agreements to extend credit to a client, absent any violation of conditions established in the commitment agreement.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if deemed necessary by First Financial upon extension of credit, is based on management’s credit evaluation of the client.  The collateral held varies, but may include securities, real estate, inventory, plant or equipment. First Financial had commitments to extend credit of $4.7 billion at March 31, 2026 and $4.5 billion at December 31, 2025. As of March 31, 2026, commitments with a fixed interest rate totaled $92.0 million while commitments with variable interest rates totaled $4.6 billion. At December 31, 2025, commitments with a fixed interest rate totaled $75.0 million while commitments with variable interest rates totaled $4.4 billion. First Financial's fixed rate commitments have interest rates ranging from 0.00% to 21.00% at both March 31, 2026 and December 31, 2025 and have maturities ranging from less than one year to 31.0 years at March 31, 2026 and maturities ranging from less than one year to 31.6 years at December 31, 2025.

The following table presents by type First Financial's active loan balances and related obligations to extend credit:

	March 31, 2026		December 31, 2025
(dollars in thousands)	Unfunded commitment	Loan balance	Unfunded commitment	Loan balance
Commercial & industrial	$2,153,967	$4,693,786	$2,066,620	$4,632,241
Lease financing	0	649,645	0	638,527
Construction real estate	711,584	591,080	680,920	677,339
Commercial real estate-investor	202,341	3,318,301	204,747	3,246,889
Commercial real estate-owner	36,996	1,155,167	39,973	1,137,667
Residential real estate	0	1,831,338	0	1,832,184
Home equity	1,171,062	1,026,839	1,103,581	1,005,204
Installment	57,442	162,314	48,606	188,694
Credit card	327,542	66,371	323,281	65,325
Total	$4,660,934	$13,494,841	$4,467,728	$13,424,070

Table of Content
Letters of credit. Letters of credit are conditional commitments issued by First Financial to guarantee the performance of a client to a third party.  First Financial’s letters of credit consist of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services.  The risk to First Financial arises from its obligation to make payment in the event of the client's contractual default to produce the contracted good or service to a third party.  First Financial issued letters of credit aggregating $36.3 million and $36.6 million at March 31, 2026 and December 31, 2025, respectively. Management conducts regular reviews of these instruments on an individual client basis.

Risk participation agreements. In conjunction with participating interests in commercial loans, First Financial periodically enters into risk participation agreements with counterparties whereby First Financial either assumes or sells a portion of the credit exposure associated with an interest rate swap on the participated loan in exchange for a fee. Under these agreements, First Financial will either make a payment to or receive a payment from the counterparty if the loan customer defaults on its obligation to perform under the interest rate swap contract. The total notional amount of the risk participation agreements was $360.8 million and $335.0 million at March 31, 2026 and December 31, 2025, respectively.

Affordable housing projects and other tax credit investments. First Financial is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved qualified affordable housing, renewable energy, or other renovation or community revitalization projects. These investments are included in Accrued interest and other assets in the Consolidated Balance Sheets, with any unfunded commitments included in Accrued interest and other liabilities in the Consolidated Balance Sheets. As of March 31, 2026, First Financial expects to recover its remaining investments through the use of the tax credits that are generated by the investments.

ASU 2023-02 expanded the scope of the proportional amortization method to equity investments beyond LIHTC investments. First Financial made an accounting policy election to apply PAM to the following tax credit programs: HTC, NMTC, and renewable energy tax credits. For each program that First Financial elected to the apply proportional amortization method, First Financial analyzed each investment individually under the scope criteria to determine if PAM applies. First Financial determined that it was eligible to apply PAM to certain HTC investments, however not every HTC investment qualified under the existing guidance.

The following table summarizes First Financial's investments in affordable housing projects and other tax credit investments.

(Dollars in thousands)		March 31, 2026		December 31, 2025
Investment	Accounting Method	Investment	Unfunded commitment	Investment	Unfunded commitment
LIHTC	Proportional amortization	$177,994	$83,554	$169,031	$81,482
HTC	Proportional amortization	9,006	56	9,874	56
HTC	Equity	7,653	5,846	8,322	5,855
NMTC	Equity	150	0	290	0
Renewable energy	Equity	24,630	12,140	24,765	15,597
Total		$219,433	$101,596	$212,282	$102,990

The following table summarizes First Financial's amortization expense and tax benefit recognized in affordable housing projects and other tax credit investments.

		Three months ended
		March 31, 2026		March 31, 2025
(Dollars in thousands)	Accounting Method	Amortization expense (1)	Tax expense (benefit) recognized (2)	Amortization expense (1)	Tax expense (benefit) recognized (2)
LIHTC	Proportional amortization	$4,851	$(5,377)	$5,978	$(4,647)
HTC	Proportional amortization	868	(1,033)	53	(1,033)
HTC	Equity	669	(310)	112	(101)
NMTC	Equity	0	0	0	0
Renewable energy	Equity	0	0	0	0
Total		$6,388	$(6,720)	$6,143	$(5,781)

Table of Content

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

Contingencies/Litigation. As part of the ordinary course of business, First Financial and its subsidiaries are parties to litigation, including claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral, foreclosure interests that are incidental to our regular business activities and other matters. First Financial and its subsidiaries are engaged in various matters of litigation and have a number of unresolved claims pending. While the ultimate liability with respect to these litigation matters and claims cannot be determined at this time, First Financial believes that damages, if any, and other amounts relating to pending matters are not probable or cannot be reasonably estimated as of March 31, 2026. Reserves are established for these various matters of litigation when appropriate under FASB ASC Topic 450, Contingencies, based in part upon the advice of legal counsel. First Financial had no reserves related to litigation matters as of March 31, 2026 or December 31, 2025.

NOTE 12:  INCOME TAXES

For the first quarter of 2026, income tax expense was $19.1 million, resulting in an effective tax rate of 20.4% compared to $12.3 million and an effective tax rate of 19.4% for the comparable period in 2025. The higher effective tax rate in 2026 is primarily driven by higher taxable income, nondeductible charitable contributions and fewer restricted stock awards vesting during the period.

At both March 31, 2026 and December 31, 2025, First Financial had no unrecognized tax benefits. As defined by FASB ASC Topic 740-10, Income Taxes, an unrecognized tax benefit is a position that if recognized would favorably impact the effective income tax rate in future periods. First Financial recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. At March 31, 2026 and December 31, 2025, the Company had no interest or penalties recorded.

In July 2025, the legislation formally titled “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14,” which is commonly referred to as the One Big Beautiful Bill (“the Act”) was signed into law. First Financial evaluated the income tax implications of the Act and has applied the new law to current and deferred income tax calculations.

First Financial and its subsidiaries are subject to U.S. federal income tax as well as state and local income tax in numerous jurisdictions.  Tax years prior to 2022 have been closed and are no longer subject to U.S. federal income tax examinations. Tax years 2022 through 2025 remain open to examination by the federal taxing authority. With limited exception, First Financial is no longer subject to state and local income tax examinations for years prior to 2021.

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

First Financial made no cash contributions to the pension plan during the three months ended March 31, 2026 or the year ended December 31, 2025. Since the plan is fully funded, First Financial does not expect to make any contributions to the plan in 2026.

Table of Content
As a result of the plan’s actuarial projections, First Financial recorded expense in the Company's Consolidated Statements of Income, as set forth in the following table:

	Three months ended
	March 31,
(Dollars in thousands)	2026	2025
Service cost	$2,825	$2,775
Interest cost	1,525	1,425
Expected return on assets	(2,675)	(2,550)
Net actuarial loss	525	625
Net periodic benefit cost (income)	$2,200	$2,275

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

Bankcard income. The Company earns interchange fees from cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized concurrent with the transaction processing services provided to the cardholder. Interchange income is presented on the Consolidated Statements of Income net of expenses. Gross interchange income for the first quarter of 2026 was $7.7 million, partially offset by $4.1 million of expenses within Noninterest income. Gross interchange income for the three months ended March 31, 2025 was $7.1 million, partially offset by $3.8 million of expenses within Noninterest income.

Table of Content

Foreign exchange income. Foreign exchange income includes both spot and forward income in First Financial's Consolidated Statements of Income. Forward income is excluded from the scope of ASU 2014-09; however, spot income is within the scope of the guidance. A foreign exchange spot trade is a trade made for immediate exchange and delivery of the currency, thus satisfying the performance obligation. Income from foreign exchange spot trades was $3.1 million and $2.7 million for the first quarters of 2026 and 2025, respectively.

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

NOTE 15:  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss).  The following table summarizes the changes within each classification of AOCI:

	Three months ended March 31, 2026
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Unrealized gain (loss) on debt securities	$(36,491)	$(1,022)	$(35,469)	$7,813	$(27,656)	$(163,923)	$(27,656)	$(191,579)
Unrealized gain (loss) on derivatives	(265)	(199)	(66)	15	(51)	94	(51)	43
Retirement obligation	0	(525)	525	(121)	404	(25,069)	404	(24,665)
Foreign currency translation	(185)	0	(185)	0	(185)	(1,044)	(185)	(1,229)
Total	$(36,941)	$(1,746)	$(35,195)	$7,707	$(27,488)	$(189,942)	$(27,488)	$(217,430)

	Three months ended March 31, 2025
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Unrealized gain (loss) on debt securities	$33,525	$(9,913)	$43,438	$(9,568)	$33,870	$(256,514)	$33,870	$(222,644)
Unrealized gain (loss) on derivatives	1,825	(199)	2,024	(468)	1,556	(1,176)	1,556	380
Retirement obligation	0	(625)	625	(145)	480	(30,480)	480	(30,000)
Foreign currency translation	5	0	5	0	5	(1,629)	5	(1,624)
Total	$35,355	$(10,737)	$46,092	$(10,181)	$35,911	$(289,799)	$35,911	$(253,888)

Table of Content
The following table presents the activity reclassified from accumulated other comprehensive income into income during the three month periods ended March 31, 2026 and 2025, respectively:

	Amount reclassified from accumulated other comprehensive income (loss)
	Three months ended
	March 31,
(Dollars in thousands)	2026	2025	Affected Line Item in the Consolidated Statements of Income
Gains and losses on cash flow hedges
Interest rate contracts	$(199)	$(199)	Interest income - Loans and leases, including fees
Realized gain (loss) on securities available-for-sale	(1,022)	(9,913)	Net gain (loss) on investments securities
Recognized net actuarial loss on defined benefit pension plan (1)	(525)	(625)	Other noninterest expense
Total reclassifications for the period, before tax	$(1,746)	$(10,737)
(1) Included in the computation of net periodic pension cost (see Note 13 - Employee Benefit Plans for additional details).

NOTE 16:  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended
	March 31,
(Dollars in thousands, except per share data)	2026	2025
Numerator
Net income available to common shareholders	$74,445	$51,293

Denominator
Weighted average shares outstanding for basic earnings per common share	103,705,269	94,645,787
Effect of dilutive securities
Employee stock awards	910,136	878,475
Adjusted weighted average shares for diluted earnings per common share	104,615,405	95,524,262

Earnings per share available to common shareholders
Basic	$0.72	$0.54
Diluted	$0.71	$0.54

Stock options and warrants with exercise prices greater than the average market price of the common shares are excluded from the computation of net income per diluted share, as they would have been antidilutive.  First Financial had no options or warrants outstanding at March 31, 2026 or March 31, 2025.

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

The estimated fair values of First Financial’s financial instruments not measured at fair value on a recurring or nonrecurring basis in the consolidated financial statements were as follows:

	Carrying	Estimated fair value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
March 31, 2026
Financial assets
Cash and interest-bearing deposits with other banks	$1,202,900	$1,202,900	$1,202,900	$0	$0
Investment securities held-to-maturity	49,631	45,373	0	45,373	0
Other investments (1)	12,661	12,661	1,613	40	11,008
Loans and leases	13,311,125	13,183,121	0	0	13,183,121
Accrued interest receivable	79,692	79,692	0	22,102	57,590

Financial liabilities
Deposits	17,918,722	17,909,049	0	17,909,049	0
Short-term borrowings	620,457	620,457	620,457	0	0
Long-term debt	380,176	330,944	0	330,944	0
Accrued interest payable	39,216	39,216	2,646	36,570	0

Table of Content

	Carrying	Estimated fair value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
December 31, 2025
Financial assets
Cash and interest-bearing deposits with other banks	$775,891	$775,891	$775,891	$0	$0
Investment securities held-to-maturity	58,545	54,334	0	54,334	0
Other investments (1)	12,898	12,898	1,850	40	11,008
Loans and leases	13,237,583	13,061,341	0	0	13,061,341
Accrued interest receivable	71,940	71,940	0	17,833	54,107

Financial liabilities
Deposits	16,421,842	16,415,852	0	16,415,852	0
Short-term borrowings	675,332	675,332	675,332	0	0
Long-term debt	514,052	473,291	0	473,291	0
Accrued interest payable	38,304	38,304	2,918	35,386	0
(1) FHLB stock and FRB stock of $124.4 million and $116.7 million as of March 31, 2026 and December 31, 2025, respectively, are excluded from the numbers above.

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

Table of Content
Collateral dependent loans are carried at fair value when the value of the operation or collateral less any costs to sell is not sufficient to cover the remaining balance. In these instances, the loans will either be partially charged-off or receive specific allocations of the ACL. For collateral dependent loans, fair value is generally based on real estate appraisals, a calculation of enterprise value or a valuation of business assets including equipment, inventory and accounts receivable. These loans had a principal amount of $34.2 million and $38.1 million at March 31, 2026 and December 31, 2025, respectively, with a valuation allowance of $12.9 million and $16.1 million at March 31, 2026 and December 31, 2025, respectively.

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

Mortgage servicing rights. Mortgage servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount. If the carrying amount of the servicing asset exceeds fair value, impairment is recorded so that the servicing asset is carried at fair value. Fair value is determined based on a valuation model that calculates the present value of estimated future net servicing income. At March 31, 2026 and 2025, the fair value of MSR was $34.3 million and $33.7 million, respectively. The valuation model utilized a discount rate of 11.69% at March 31, 2026 and 11.66% at December 31, 2025, respectively, weighted average prepayment speeds of 6.75% at March 31, 2026 and 6.49% at December 31, 2025, respectively, and other economic factors that market participants would use in estimating future net servicing income and that can be validated against available market data.

Table of Content

The financial assets and liabilities measured at fair value on a recurring basis in the consolidated financial statements were as follows:

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/liabilities at fair value
March 31, 2026
Assets
Investment securities available-for-sale	$95	$4,916,487	$36,441	$4,953,023
Loans held for sale	0	18,280	0	18,280
Interest rate derivative contracts	0	66,116	0	66,116
Foreign exchange derivative contracts	0	391,874	0	391,874
Interest rate collars and floors	0	465	0	465
Commodities contracts	0	5,726	0	5,726
Total	$95	$5,398,948	$36,441	$5,435,484

Liabilities
Interest rate derivative contracts	$0	$65,868	$0	$65,868
Foreign exchange derivative contracts	0	391,874	0	391,874
Commodities contracts	0	5,209	0	5,209
Total	$0	$462,951	$0	$462,951

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/liabilities at fair value
December 31, 2025
Assets
Investment securities available-for-sale	$95	$3,926,021	$45,816	$3,971,932
Loans held for sale	0	16,953	0	16,953
Interest rate derivative contracts	0	69,481	0	69,481
Foreign exchange derivative contracts	0	322,172	0	322,172
Interest rate collars and floors	0	708	0	708
Commodities contracts	0	1,578	0	1,578
Total	$95	$4,336,913	$45,816	$4,382,824

Liabilities
Interest rate derivative contracts	$0	$69,570	$0	$69,570
Foreign exchange derivative contracts	0	322,172	0	322,172
Interest rate collars and floors	0	0	0	0
Commodities contracts	0	2,078	0	2,078
Total	$0	$393,820	$0	$393,820

Table of Content
The following table presents a reconciliation for certain AFS securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Three months ended
	March 31,
(dollars in thousands)	2026	2025
Beginning balance	$45,816	$44,182
Accretion (amortization)	(5,000)	(22)
Increase (decrease) in fair value	4,235	8
Settlements	(8,610)	(830)
Ending balance	$36,441	$43,338

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis.  Adjustments to the fair value of these assets usually result from the application of fair value accounting or write-downs of individual assets.  The following table summarizes financial assets and liabilities measured at fair value on a nonrecurring basis.

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3
March 31, 2026
Assets
Collateral dependent loans
Commercial & industrial	0	$0	$5,401
Lease financing	0	0	2,138
Commercial real estate	0	0	13,698

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3
December 31, 2025
Assets
Collateral dependent loans
Commercial & industrial	$0	$0	$8,517
Lease financing	0	0	2,499
Commercial real estate	0	0	11,020

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

The aggregate fair value of the Company’s residential mortgage loans held for sale as of March 31, 2026 and December 31, 2025 was $18.3 million and $17.0 million, respectively. The aggregate unpaid principal balance of the Company’s residential mortgage loans held for sale as of March 31, 2026 and December 31, 2025 was $16.7 million and $15.8 million, respectively. The resulting difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected was $1.5 million and $1.2 million as of March 31, 2026 and December 31, 2025, respectively.

Changes in the estimated fair value of residential mortgage loans held for sale are reported as a component of Net gain from sales of loans in the Company’s Consolidated Statements of Income. The change in fair value of the Company’s residential mortgage loans held for sale resulted in gains of $0.3 million and $0.5 million for the three months ended March 31, 2026 and March 31, 2025, respectively.

Table of Content

NOTE 18:  BUSINESS COMBINATIONS

BankFinancial Corporation
Effective January 1, 2026, BankFinancial, National Association, a national banking association, and a wholly owned subsidiary of BankFinancial Corporation, merged into First Financial Bank. Pursuant to the merger agreement, each share of BankFinancial Corporation common stock was converted into 0.48 shares of First Financial common stock, or 5,980,878 total shares, valuing the transaction at $149.7 million based on the closing price of First Financial stock at December 31, 2025.

The BankFinancial transaction was accounted for using the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date in accordance with FASB ASC Topic 805, Business Combinations. The fair value measurements of assets acquired and liabilities assumed were $1.4 billion and $1.3 billion, respectively. Acquisition accounting adjustments are considered preliminary at March 31, 2026. These fair value measurements are subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values become available, and the measurement period ends January 1, 2027. Changes to the acquisition-date fair values of assets acquired, liabilities assumed, or consideration transferred during the measurement period may result in adjustments to the bargain purchase gain.

As the purchase price for BankFinancial was less than the fair value of the net identifiable assets acquired, the transaction resulted in the recognition of a gain on bargain purchase of $8.9 million. This gain is recorded within Noninterest Income in the Company's Consolidated Statement of Income and arose primarily from transaction-specific market factors, including the relative profitability profile of BankFinancial and the Company’s strategic focus on BankFinancial’s core deposit franchise and Chicago market presence. The Company reassessed the recognition and measurement of the identifiable assets acquired, liabilities assumed, and consideration transferred before recognizing the gain.

This acquisition expands First Financial’s presence in the Chicago market with a strong core deposit franchise while supplementing its existing commercial banking and wealth management lines of business. Operating results from the BankFinancial acquisition have been included in the Consolidated Statements of Income since the acquisition date.

Acquired loans held for sale represent certain multi-family loans that First Financial determined were not in alignment with the Company's long-term portfolio strategy, risk profile or concentration objectives. Management received multiple indications of interest on these loans, ultimately consummating the sale in March of 2026. The sales price of the loans sold approximated fair value at acquisition. As these loans were sold prior to the end of the quarter, they had no impact on the Company's Statement of Condition as of March 31, 2026.

The fair value of PCD assets was $3.0 million on the date of the acquisition. The gross contractual amounts receivable relating to the PCD assets was $4.0 million. The Company estimates, on the date of acquisition, that $0.8 million of the contractual cash flows specific to the PCD assets will not be collected.

First Financial incurred $9.0 million of expenses related to the BankFinancial acquisition for the quarter ended March 31, 2026.

The following table provides the purchase price calculation as of the acquisition date, identifiable assets purchased and liabilities assumed at their estimated fair value.

Table of Content

(Dollars in thousands)	BankFinancial
Purchase consideration
Cash consideration	$6
Stock consideration	149,648
Total purchase consideration	149,654

Assets acquired
Cash	12,724
Short term investments	493,646
Investment securities available-for-sale	138,332
Other investments	7,500
Loans, net of ACL	264,121
Loans held for sale	408,347
Premises and equipment	22,210
Core deposit intangible	32,992
Other intangible assets	295
Other assets	28,559
Total assets acquired	1,408,726

Liabilities assumed
Deposits	1,209,437
Subordinated notes	17,936
FHLB advances	10,048
Other liabilities	12,759
Total liabilities assumed	1,250,180

Net identifiable assets	158,546
Gain on bargain purchase	$(8,892)

Westfield Bancorp, Inc.
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

The Westfield transaction was accounted for using the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date in accordance with FASB ASC Topic 805, Business Combinations. The fair value measurements of assets acquired and liabilities assumed were $2.1 billion and $1.9 billion, respectively. Acquisition accounting adjustments are considered preliminary at March 31, 2026. These fair value measurements are subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values become available, and the measurement period ends in November 2026.

Goodwill arising from the Westfield acquisition was $91.9 million and reflects the additional revenue growth expected with the

Table of Content
Company's expansion into the insurance premium financing business. The goodwill arising from the Westfield acquisition is nondeductible for income tax purposes.  For further detail, see Note 8 – Goodwill and Other Intangible Assets.

The fair value of PCD assets was $27.4 million on the date of the acquisition. The gross contractual amounts receivable relating to the PCD assets was $32.0 million. The Company estimates, on the date of acquisition, that $3.0 million of the contractual cash flows specific to the PCD assets will not be collected.

First Financial incurred $5.3 million of expenses related to the Westfield acquisition for the quarter ended March 31, 2026 as well as $5.8 million of expenses during 2025.

The following table provides the purchase price calculation as of the acquisition date, identifiable assets purchased and liabilities assumed at their estimated fair value.

(Dollars in thousands)	Westfield
Purchase consideration
Cash consideration	$260,000
Stock consideration	64,450
Total purchase consideration	324,450

Assets acquired
Cash	72,814
Investment securities available-for-sale	301,007
Other investments	25,491
Loans, net of ACL	1,571,531
Premises and equipment	6,026
Core deposit intangible	47,065
Other intangible assets	1,105
Other assets	103,513
Total assets acquired	2,128,552

Liabilities assumed
Deposits	1,790,442
FHLB advances	80,000
Long-term borrowings	1,920
Other liabilities	23,627
Total liabilities assumed	1,895,989

Net identifiable assets	232,563
Goodwill	$91,887

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

A segment may be distinguished by the level of information provided to the CODM, who uses such information to review

Table of Content
performance of various components of the business, which are then aggregated if operating performance, products/services and customers are similar. First Financial has determined that the chief operating decision maker is comprised of a group of associates, including but not limited to the Chief Executive Officer and Chief Financial Officer, as well as from time to time the Board of Directors. The Board of Directors are not in day-to-day management of the Company but there are times when Board approval is required, such as for shareholder dividends and material transactions, such as acquisitions.

Loans, investments, and deposits drive the revenues in the banking operation, while interest expense, provision for credit losses and salaries and benefits are significant expenses. The CODM is regularly provided with consolidated income and expenses, as presented on the Consolidated Statements of Income, in addition to consolidated assets and liabilities presented on the Consolidated Balance Sheets. Additionally, consolidated internal financial information is used by the CODM to monitor credit quality and credit loss expense.

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

EXECUTIVE SUMMARY

First Financial Bancorp. is a $22.8 billion financial holding company headquartered in Cincinnati, Ohio. The Company primarily operates through First Financial Bank, an Ohio-chartered commercial bank with 153 full service banking centers as of March 31, 2026. First Financial provides banking and financial services products to business and retail clients through its six lines of business: Commercial, Retail Banking, Mortgage Banking, Wealth Management, Investment Commercial Real Estate and Commercial Finance. The Commercial Finance business lends to targeted industry verticals and has a national geographic footprint. Wealth Management, operating under the brand of Yellow Cardinal Advisory Group, had $4.3 billion in assets under management as of March 31, 2026, and provides the following services: financial planning, investment management, trust administration, estate settlement, business succession planning services, brokerage services and retirement planning.

Additional information about First Financial, including its products, services and banking locations, is available on the
Company's website at www.bankatfirst.com.

The primary components of First Financial’s operating results for the three month period ended March 31, 2026 are discussed in greater detail in the sections that follow.

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

First Financial also has certain specialty lending platforms that extend nationally beyond the geographic footprint of its banking centers. These specialty finance businesses provide insurance premium financing, equipment lease financing, franchise financing and funding to clients within the financial services industry.

Additionally, First Financial has established loan production offices in multiple locations outside its primary footprint to broaden its geographic presence, enhance access to prospective borrowers and support growth, thereby strengthening the Company's overall operations.

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

Table of Content
BUSINESS COMBINATIONS

BankFinancial Corporation

BankFinancial, National Association, a national banking association, and a wholly owned subsidiary of BankFinancial Corporation, merged into First Financial Bank effective January 1, 2026. Under the terms of the agreement, each share of BankFinancial Corporation common stock was converted into 0.48 shares of First Financial common stock, or 5,980,878 total shares, valuing the transaction at $149.7 million based on the closing price of First Financial stock at December 31, 2025.

With the addition of 17 retail banking locations, the acquisition expanded First Financial’s presence in the Chicago market with a strong core deposit franchise while supplementing its existing commercial banking and wealth management lines of business.

The following table provides the purchase price calculation as of the acquisition date, identifiable assets purchased and liabilities assumed at their estimated fair value for the BankFinancial acquisition.

(Dollars in thousands)	BankFinancial
Purchase consideration
Cash consideration	$6
Stock consideration	149,648
Total purchase consideration	149,654

Assets acquired
Cash	12,724
Short term investments	493,646
Investment securities available-for-sale	138,332
Other investments	7,500
Loans, net of ACL	264,121
Loans held for sale	408,347
Premises and equipment	22,210
Core deposit intangible	32,992
Other intangible assets	295
Other assets	28,559
Total assets acquired	1,408,726

Liabilities assumed
Deposits	1,209,437
Subordinated notes	17,936
FHLB advances	10,048
Other liabilities	12,759
Total liabilities assumed	1,250,180

Net identifiable assets	158,546
Gain on bargain purchase	$(8,892)

As the fair value of net identifiable assets acquired exceeded the purchase price for BankFinancial, the transaction resulted in the recognition of a gain on bargain purchase of $8.9 million. This gain is recorded within Noninterest income in the Company's Consolidated Statement of Income and arose primarily from transaction-specific market factors, including the relative profitability profile of BankFinancial and the Company’s strategic focus on BankFinancial’s core deposit franchise and Chicago market presence.

Table of Content

Acquired loans held for sale represent certain multi-family loans that First Financial determined were not in alignment with the Company's long-term portfolio strategy, risk profile or concentration objectives. Management received multiple indications of interest on these loans, ultimately consummating the sale in March of 2026. The sales price of the loans sold approximated fair value at acquisition. As these loans were sold prior to the end of the quarter, they had no impact on the Company's Statement of Condition at March 31, 2026.

Westfield Bancorp
First Financial Bancorp acquired Westfield Bancorp, Inc., an Ohio corporation, effective November 1, 2025. Upon completion of the transaction, Westfield Bank, FSB, a federal savings bank, and a wholly owned subsidiary of Westfield Bancorp, merged into First Financial Bank. Pursuant to the Purchase Agreement, First Financial acquired all of the issued and outstanding equity securities of Westfield Bancorp in exchange for a cash payment of $260.0 million and 2,753,094 shares of First Financial common stock, equal to $64.4 million based on the Company's stock price on the date the transaction closed, for a total purchase price of $324.4 million.

The Westfield acquisition supplemented First Financial’s existing commercial banking and wealth management presence in Northeast Ohio by adding all seven of Westfield's retail banking locations and its commercial, insurance agency and private banking services. Additionally, Westfield had one banking center that was under construction at the time of the acquisition. This banking center opened during the first quarter of 2026.

The following table provides the purchase price calculation as of the acquisition date, identifiable assets purchased and liabilities assumed at their estimated fair value for the Westfield acquisition.

(Dollars in thousands)	Westfield
Purchase consideration
Cash consideration	$260,000
Stock consideration	64,450
Total purchase consideration	324,450

Assets acquired
Cash	72,814
Investment securities available-for-sale	301,007
Other investments	25,491
Loans, net of ACL	1,571,531
Premises and equipment	6,026
Core deposit intangible	47,065
Other intangible assets	1,105
Other assets	103,513
Total assets acquired	2,128,552

Liabilities assumed
Deposits	1,790,442
FHLB advances	80,000
Long-term borrowings	1,920
Other liabilities	23,627
Total liabilities assumed	1,895,989

Net identifiable assets	232,563
Goodwill	$91,887

Table of Content
NON-GAAP FINANCIAL MEASURES

The Company utilizes certain non-GAAP financial measures, which First Financial believes provides useful insight to the readers of the Consolidated Financial Statements. These non-GAAP measures should be supplemental to primary GAAP measures and should not be read in isolation or relied upon as a substitute for the primary GAAP measures.

For analytical purposes, net interest income is presented in the following table adjusted to a tax equivalent basis assuming a 21% marginal tax rate. Net interest income is disclosed on a tax equivalent basis to consistently reflect income from tax-exempt assets, such as municipal loans and investments, in order to facilitate a comparison between taxable and tax-exempt amounts.  Management believes it is standard practice in the banking industry to present net interest margin and net interest income on a fully tax equivalent basis as these measures provide useful information to make peer comparisons.

	Three months ended
(Dollars in thousands)	March 31, 2026	December 31, 2025	March 31, 2025
Net interest income	$189,610	$173,995	$149,296
Tax equivalent adjustment	1,186	1,227	1,213
Net interest income - tax equivalent	$190,796	$175,222	$150,509

Average earning assets	$19,393,679	$17,448,460	$15,752,132

Net interest margin (1)	3.97%	3.96%	3.84%
Net interest margin (FTE) (1)	3.99%	3.98%	3.88%
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

The following table reconciles non-GAAP capital ratios to GAAP:

	Three months ended
(Dollars in thousands)	March 31, 2026	December 31, 2025	March 31, 2025
Net income (a)	$74,445	$62,393	$51,293

Average total shareholders' equity	2,947,585	2,695,581	2,457,785
Less:
Average goodwill	(1,099,543)	(1,069,781)	(1,007,656)
Average other intangibles	(149,631)	(104,184)	(78,220)
Average tangible equity (b)	1,698,411	1,521,616	1,371,909

Total shareholders' equity	2,940,625	2,769,216	2,501,235
Less:
Goodwill	(1,099,543)	(1,099,524)	(1,007,656)

Table of Content

	Three months ended
(Dollars in thousands)	March 31, 2026	December 31, 2025	March 31, 2025
Other intangibles	(145,927)	(118,832)	(77,002)
Ending tangible equity (c)	1,695,155	1,550,860	1,416,577

Total assets	22,779,815	21,129,379	18,455,067
Less:
Goodwill	(1,099,543)	(1,099,524)	(1,007,656)
Other intangibles	(145,927)	(118,832)	(77,002)
Ending tangible assets (d)	21,534,345	19,911,023	17,370,409

Risk-weighted assets (e)	16,127,377	15,890,363	14,027,274

Total average assets	22,459,721	20,256,539	18,368,604
Less:
Average goodwill	(1,099,543)	(1,069,781)	(1,007,656)
Average other intangibles	(149,631)	(104,184)	(78,220)
Average tangible assets (f)	21,210,547	19,082,574	17,282,728

Ending common shares outstanding (g)	104,932,829	98,521,726	95,730,353

Ratios
Return on average tangible shareholders' equity (a)/(b)	17.78%	16.27%	15.16%
Ending tangible shareholders' equity as a percent of:
Ending tangible assets (c)/(d)	7.87%	7.79%	8.16%
Risk-weighted assets (c)/(e)	10.51%	9.76%	10.10%
Average tangible shareholders' equity to average tangible assets (b)/(f)	8.01%	7.97%	7.94%
Tangible book value per share (c)/(g)	$16.15	$15.74	$14.80

OVERVIEW OF OPERATIONS

Linked quarter comparison: First quarter 2026 net income was $74.4 million and earnings per diluted common share were $0.71. This compares with fourth quarter 2025 net income of $62.4 million and earnings per diluted common share of $0.64. Return on average assets was 1.34% for the first quarter of 2026 compared to 1.22% for the fourth quarter of 2025. Return on average shareholders’ equity was 10.24% for the first quarter of 2026 compared to 9.18% for the fourth quarter of 2025.

Year-to-date comparison: For the three months ended March 31, 2026, net income was $74.4 million and earnings per diluted common share were $0.71. This compares with net income of $51.3 million and earnings per diluted common share of $0.54 for the first three months of 2025. Return on average assets for the three months ended March 31, 2026 was 1.34% compared to 1.13% for the same period in 2025, and return on average shareholders' equity was 10.24% and 8.46% for the first three months of 2026 and 2025, respectively.

Table of Content

(Dollars in thousands)	March 31, 2026	December 31, 2025
Balance Sheet - End of Period
Total assets	$22,779,815	$21,129,379
Loans and leases	13,494,841	13,424,070
Investment securities	5,139,672	4,160,041
Deposits	17,918,722	16,421,842
Shareholders' equity	2,940,625	2,769,216

	Three months ended
(Dollars in thousands, except per share data)	March 31, 2026	December 31, 2025	March 31, 2025
Earnings
Net interest income	$189,610	$173,995	$149,296
Net income	74,445	62,393	51,293

Per Share
Net income per common share-basic	$0.72	$0.65	$0.54
Net income per common share-diluted	0.71	0.64	0.54
Cash dividends declared per common share	0.25	0.25	0.24
Book value per common share (end of period)	28.02	28.11	26.13
Tangible book value per common share (end of period) (1)	16.15	15.74	14.80
Market price (end of period)	27.88	25.02	24.98

Ratios
Return on average assets	1.34%	1.22%	1.13%
Return on average shareholders' equity	10.24%	9.18%	8.46%
Return on average tangible shareholders' equity (1)	17.78%	16.27%	15.16%
Net interest margin	3.97%	3.96%	3.84%
Net interest margin (FTE) (1)	3.99%	3.98%	3.88%
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

	Three months ended
(Dollars in thousands)	March 31, 2026	December 31, 2025	March 31, 2025
Interest income
Loans and leases, including fees	$224,951	$215,663	$197,163
Investment securities
Taxable	49,491	40,971	34,401
Tax-exempt	2,526	2,363	2,204
Total interest on investment securities	52,017	43,334	36,605
Other earning assets	5,450	6,334	6,651
Total interest income	282,418	265,331	240,419
Interest expense
Deposits	79,735	78,861	78,641
Short-term borrowings	5,168	4,925	7,545
Long-term borrowings	7,905	7,550	4,937
Total interest expense	92,808	91,336	91,123
Net interest income	$189,610	$173,995	$149,296

Linked quarter comparison: Net interest income for the first quarter of 2026 was $189.6 million, which was an increase of $15.6 million, or 9.0%, from the fourth quarter of 2025. Net interest margin on a fully tax equivalent basis was 3.99% in the first quarter of 2026 compared to 3.98% for the fourth quarter of 2025. The net interest margin during the first quarter increased 1 basis point from the linked quarter as deposit costs declined 13 bps, offsetting a 12 bp decline in asset yields.

Interest income of $282.4 million increased $17.1 million, or 6.4%, in the first quarter of 2026 when compared to the fourth quarter of 2025. This increase was primarily driven by an increase in earning assets, partially offset by a 12 bp decline in the yield on those earning assets to 5.91%. Earning assets were $19.4 billion for the first quarter of 2026, which was an increase of $1.9 billion, or 11.1%, compared to the fourth quarter of 2025. The change in earning assets was primarily driven by the BankFinancial acquisition.

Interest expense of $92.8 million increased $1.5 million, or 1.6%, in the first quarter of 2026 when compared to the fourth quarter of 2025. The increase in interest expense was primarily driven by higher interest-bearing deposit balances. The Company's average deposit balances increased $1.7 billion, or 10.6%, to $17.6 billion. The increase in average deposits was primarily driven by the full quarter impact from the Westfield Bank and BankFinancial acquisitions. Average borrowed funds increased $163.5 million, or 19.3%, from the linked quarter.

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

The notional value of the Company's cash flow hedges was $1.0 billion as of both March 31, 2026 and December 31, 2025, with the $0.1 million and $1.3 million changes in the fair value recorded in AOCI in the Consolidated Balance Sheets, respectively. As of March 31, 2026 and December 31, 2025, the maximum length of time over which the Company was hedging its exposure to the variability in future cash flows was 33 months and 36 months, respectively.

Year-to-date comparison: Net interest income of $189.6 million for the first three months of 2026 increased $40.3 million, or

Table of Content
27.0%, compared to the same period of 2025. Net interest margin on a fully tax equivalent basis was 3.99% for the three months ended March 31, 2026, which is an increase of 11 bps when compared to the same period in 2025, as a 53 bp decrease in the cost of interest-bearing deposits outpaced a 28 bp decline in earning asset yields.

Interest income of $282.4 million for the three months ended March 31, 2026 grew $42.0 million, or 17.5%, compared to $240.4 million for the same period of the prior year as the increase in earning asset balances more than offset decline in yields. Average earning assets of $19.4 billion for the first three months of 2026 increased $3.6 billion, or 23.1%, when compared to the same period of 2025, driven primarily by a $2.3 billion, or 19.6%, increase in average loan balances and a $1.4 billion, or 39.8%, increase in average investment securities as a result of the Westfield Bank and BankFinancial acquisitions. Average loan yields for the three months of 2026 declined by 32 bps compared to the same period in the prior year, while the average yield on the investment portfolio increased by 7 bps in the first quarter of 2026 due to repositioning a portion of the portfolio in 2025.

Interest expense for the three months ended March 31, 2026 was $92.8 million compared to $91.1 million for the same period in the prior year. This increase was driven by a $2.8 billion, or 24.7%, increase in average interest-bearing deposits primarily due to the Westfield Bank and BankFinancial acquisitions, which was partially offset by a 53 bp decline in the cost on those deposits. Average borrowings increased $10.8 million, or 1.1%, compared to the first quarter of 2025, while the cost of borrowed funds increased 18 bps compared to the same period due to a mix shift that included more long-term borrowings in 2026.

Table of Content
CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Quarterly Averages
	March 31, 2026			December 31, 2025			March 31, 2025
(Dollars in thousands)	Balance	Interest	Yield	Balance	Interest	Yield	Balance	Interest	Yield
Earning assets
Investments
Investment securities	$4,769,261	$52,017	4.42%	$3,988,846	$43,334	4.31%	$3,411,593	$36,605	4.35%
Interest-bearing deposits with other banks	596,094	5,450	3.71%	647,347	6,334	3.88%	615,812	6,651	4.38%
Gross loans and leases (1)	14,028,324	224,951	6.50%	12,812,267	215,663	6.68%	11,724,727	197,163	6.82%
Total earning assets	19,393,679	282,418	5.91%	17,448,460	265,331	6.03%	15,752,132	240,419	6.19%

Nonearning assets
Allowance for credit losses	(200,745)			(179,275)			(158,206)
Cash and due from banks	227,115			178,403			164,734
Accrued interest and other assets	3,039,672			2,808,951			2,609,944
Total assets	$22,459,721			$20,256,539			$18,368,604

Interest-bearing liabilities
Deposits
Interest-bearing demand	$3,626,103	$13,281	1.49%	$3,276,425	$13,818	1.67%	$3,090,526	$15,188	1.99%
Savings	6,406,223	32,480	2.06%	5,740,651	32,343	2.24%	4,918,004	30,355	2.50%
Time	3,868,224	33,974	3.56%	3,504,872	32,700	3.70%	3,141,103	33,098	4.27%
Total interest-bearing deposits	13,900,550	79,735	2.33%	12,521,948	78,861	2.50%	11,149,633	78,641	2.86%
Borrowed funds
Short-term borrowings	554,362	5,168	3.78%	460,685	4,925	4.24%	655,100	7,545	4.67%
Long-term debt	457,799	7,905	7.00%	387,965	7,550	7.72%	346,237	4,937	5.78%
Total borrowed funds	1,012,161	13,073	5.24%	848,650	12,475	5.83%	1,001,337	12,482	5.06%
Total interest-bearing liabilities	14,912,711	92,808	2.52%	13,370,598	91,336	2.71%	12,150,970	91,123	3.04%

Noninterest-bearing liabilities
Noninterest-bearing demand deposits	3,745,002			3,436,709			3,091,037
Other liabilities	854,423			753,651			668,812
Shareholders' equity	2,947,585			2,695,581			2,457,785
Total liabilities and shareholders' equity	$22,459,721			$20,256,539			$18,368,604

Net interest income	$189,610			$173,995			$149,296

Net interest spread			3.39%			3.32%			3.15%
Contribution of noninterest-bearing sources of funds			0.58%			0.64%			0.69%
Net interest margin (2)			3.97%			3.96%			3.84%

Tax equivalent adjustment			0.02%			0.02%			0.04%
Net interest margin (fully tax equivalent) (2)			3.99%			3.98%			3.88%
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

Table of Content
RATE/VOLUME ANALYSIS

The impact on net interest income from changes in interest rates and volume of interest-earning assets and interest-bearing liabilities is illustrated in the table below:

	Changes for the three months ended March 31, 2026
	Linked quarter income variance			Comparable quarter income variance
(Dollars in thousands)	Rate	Volume	Total	Rate	Volume	Total
Earning assets
Investment securities	$1,138	$7,545	$8,683	$604	$14,808	$15,412
Interest-bearing deposits with other banks	(284)	(600)	(884)	(1,021)	(180)	(1,201)
Gross loans and leases (1)	(5,646)	14,934	9,288	(9,151)	36,939	27,788
Total earning assets	(4,792)	21,879	17,087	(9,568)	51,567	41,999
Interest-bearing liabilities
Total interest-bearing deposits	(5,438)	6,312	874	(14,686)	15,780	1,094
Borrowed funds
Short-term borrowings	(535)	778	243	(1,438)	(939)	(2,377)
Long-term debt	(702)	1,057	355	1,042	1,926	2,968
Total borrowed funds	(1,237)	1,835	598	(396)	987	591
Total interest-bearing liabilities	(6,675)	8,147	1,472	(15,082)	16,767	1,685
Net interest income	$1,883	$13,732	$15,615	$5,514	$34,800	$40,314
(1) Loans held for sale and nonaccrual loans are included in gross loans.

NONINTEREST INCOME

	Three months ended
(Dollars in thousands)	March 31, 2026	December 31, 2025	March 31, 2025
Noninterest income
Service charges on deposit accounts	$9,013	$8,308	$7,463
Wealth management fees	10,482	9,288	8,137
Bankcard income	3,580	3,590	3,310
Client derivative fees	4,010	2,681	1,571
Foreign exchange income	16,313	22,696	12,544
Leasing business income	21,608	19,523	18,703
Net gains from sales of loans	6,047	7,041	4,322
Net gain (loss) on investment securities	(1,260)	(12,576)	(9,949)
Gain on bargain purchase	8,892	0	0
Other	3,221	4,216	4,982
Total noninterest income	$81,906	$64,767	$51,083

Linked quarter comparison: First quarter 2026 noninterest income was $81.9 million, increasing $17.1 million, or 26.5%, compared to $64.8 million for the fourth quarter of 2025. The increase from the linked quarter was primarily driven by gain on bargain purchase, fewer losses on investment securities, leasing business income, client derivative fees and wealth management fees. These increases were partially offset by a decline in foreign exchange income.

Noninterest income included an $8.9 million gain on bargain purchase in the first quarter of 2026 that resulted from the BankFinancial acquisition. The gain on bargain purchase arose primarily from transaction-specific market factors, including the relative profitability profile of BankFinancial and the Company’s strategic focus on BankFinancial’s core deposit franchise and Chicago market presence.

Net loss on investment securities decreased $11.3 million, or 90.0%, as a result of losses on securities sold in the fourth quarter of 2025 not recurring in the current period. Leasing business income increased $2.1 million, or 10.7%, as a result of continued growth from Summit. Client derivative fees increased $1.3 million, or 49.6%, due to higher demand for the product while wealth management fees increased $1.2 million, or 12.9%, due to higher business succession income. These increases were partially offset by a $6.4 million, or 28.1%, decrease in foreign exchange income in the first quarter of 2026 as client demand moderated after a record fourth quarter.

Table of Content

Year-to-date comparison: Noninterest income of $81.9 million for the first three months of 2026 increased $30.8 million, or 60.3%, from $51.1 million in the comparable period of 2025. The increase was primarily attributed to the gain on bargain purchase recognized in conjunction with the BankFinancial acquisition, fewer losses on investment securities, and increases in foreign exchange income, leasing business income, client derivative fees, wealth management fees, net gains from sales of loans and service charges on deposit accounts.

An $8.9 million gain bargain purchase was recognized during the first three months of 2026 in connection with the BankFinancial acquisition as the fair value of net assets acquired exceeded the purchase price. Losses on investment securities decreased $8.7 million in the first three months of 2026 as a result of the Bank repositioning a portion of the investment portfolio during the first quarter of 2025, which resulted in a $9.9 million loss during the prior period. Foreign exchange income increased $3.8 million, or 30.0%, as client demand increased compared to the prior year and leasing business income increased $2.9 million, or 15.5%, due to continued portfolio growth and an increase in sales of leases. Client derivative fees increased $2.4 million, or 155.3%, due to higher demand, while wealth management fees increased $2.3 million, or 28.8%, due to higher business succession income. Net gains from sales of loans increased $1.7 million, or 39.9%, primarily due to higher mortgage demand resulting from lower interest rates, while service charges on deposit accounts increased $1.6 million, or 20.8%, due to an increase in deposit balances.

NONINTEREST EXPENSE

	Three months ended
(Dollars in thousands)	March 31, 2026	December 31, 2025	March 31, 2025
Noninterest expenses
Salaries and employee benefits	$99,856	$85,123	$75,238
Net occupancy	7,553	6,315	6,019
Furniture and equipment	4,693	3,940	3,813
Data processing	12,654	10,465	8,759
Marketing	2,652	3,056	2,018
Professional services	3,986	6,231	2,739
Amortization of tax credit investments	669	800	112
FDIC assessments	3,645	2,923	3,059
Intangible amortization	6,261	3,927	2,359
Leasing business expense	14,129	13,837	12,802
Other	13,310	12,914	11,158
Total noninterest expenses	$169,408	$149,531	$128,076

Linked quarter comparison: First quarter 2026 noninterest expense was $169.4 million, which was an increase of $19.9 million, or 13.3%, from $149.5 million in the fourth quarter of 2025. This increase was primarily driven by higher salaries and benefits expense, intangible amortization expense, data processing expense, occupancy expense, and leasing business expense, which were partially offset by a decrease in professional services expense.

Salaries and employee benefits expense increased $14.7 million, or 17.3%, while data processing increased $2.2 million, or 20.9%, both due to the Westfield and BankFinancial acquisitions. Similarly, intangible amortization expense increased $2.3 million, or 59.4%, as a result of amortization of core deposit intangibles related to the Westfield and BankFinancial acquisitions while occupancy expense increased $1.2 million, or 19.6%, due to additional rent and utilities expense related to the branches acquired in the Westfield and BankFinancial acquisitions. Professional services expenses declined $2.2 million, or 36.0%, due to fewer acquisition-related expenses during the first quarter of 2026 compared to the fourth quarter of 2025.
Year-to-date comparison: Noninterest expenses were $169.4 million for the first three months of 2026, which was an increase of $41.3 million, or 32.3%, compared to the same period in 2025. This increase was primarily due to higher salaries and employee benefits, intangible amortization expense, data processing expense, occupancy expense, leasing business expense, professional services, and other noninterest expenses.

Table of Content
Salaries and employee benefits expense increased $24.6 million, or 32.7%, due to the Westfield and BankFinancial acquisitions as well as an increase in incentive compensation tied to fee income. Intangible amortization expense increased $3.9 million, or 165.4%, due to core deposit intangible amortization related to the Westfield and BankFinancial acquisitions. Data processing increased $3.9 million, or 44.5%, and occupancy increased $1.5 million, or 25.5%, both of which were driven by the Westfield and BankFinancial acquisitions. Leasing business expenses increased $1.3 million, or 10.4%, as a result of the growth in the operating lease portfolio, while professional services increased $1.2 million, or 45.5%, due to the accelerated recognition of debt issuance costs in conjunction with the redemption of $150.0 million of subordinated debt in the first quarter of 2026. Other noninterest expenses increased $2.2 million, or 19.3%, as a result of an increase in donations, insurance expense and credit origination expense.

INCOME TAXES

Linked quarter comparison: In the first quarter of 2026, First Financial recorded income tax expense of $19.1 million on pre-tax income of $93.6 million, resulting in an effective tax rate of 20.4%. This compared to income tax expense of $16.7 million on pre-tax income of $79.1 million and an effective tax rate of 21.2% for the fourth quarter 2025. The lower effective tax rate in the first quarter of 2026 was primarily driven by more tax credit investments recognized and deductions for restricted stock awards vesting during the period.

Year-to-date comparison: For the first three months of 2026, income tax expense was $19.1 million on pre-tax income of $93.6 million, resulting in an effective tax rate of 20.4%. This compared to income tax expense of $12.3 million on pre-tax income of $63.6 million and an effective tax rate of 19.4% for the comparable period in 2025. The higher effective tax rate in 2026 compared to 2025 was primarily driven by higher taxable income, nondeductible charitable contributions and fewer restricted stock awards vesting during the period.

The Company's effective tax rate may fluctuate from period to period due to changes in tax jurisdictions, forecasted income, tax-enhanced assets and tax credit investments.

INVESTMENTS

First Financial's investment portfolio totaled $5.1 billion at March 31, 2026 and $4.2 billion at December 31, 2025, or 22.6% and 19.7% of total assets, respectively.  AFS securities totaled $5.0 billion at March 31, 2026 and $4.0 billion at December 31, 2025, while HTM securities totaled $49.6 million at March 31, 2026 and $58.5 million at December 31, 2025. The effective duration of the investment portfolio was 4.3 years at March 31, 2026 and 4.4 years at December 31, 2025.

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

During the three months ended March 31, 2026 and 2025, the Company realized $1.3 million and $9.9 million, respectively, of losses on investment securities. The losses recognized in 2026 included a $5.0 million impairment loss on an investment with credit deterioration where the Company determined that it no longer intended to hold the security until the recovery of the amortized cost basis. The losses incurred in 2025 were the result of a strategic repositioning of $164.5 million of the investment portfolio in order to increase future yields.

The Company's Consolidated Financial Statements reflected $191.6 million and $163.9 million of unrealized, after-tax, losses on debt securities as of March 31, 2026 and December 31, 2025, respectively. These unrealized losses were included as a component of equity in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. The increase in unrealized losses was primarily attributed to the increase in the investment portfolio, as well as an increase in interest rates.

Some unrealized losses may be the result of credit deterioration. As of March 31, 2026, First Financial had six AFS securities with credit deterioration totalling $22.5 million, net of $5.6 million unrealized losses, compared to six AFS securities with credit deterioration totalling $20.9 million, net unrealized losses of $9.8 million, as of December 31, 2025. The Company continues to monitor these securities and believes it will receive full par value for these securities.

The Company had net unrealized losses of $4.3 million and $4.2 million on its HTM securities at March 31, 2026 and December 31, 2025, respectively. Similar to the unrealized losses on AFS securities, this decline in unrealized losses was

Table of Content
driven by lower interest rates. The unrealized losses on HTM securities have no impact on the Consolidated Financial Statements of the Company.

The Company had $0.2 million of unrealized losses on equity securities recorded in noninterest income for the three months ended March 31, 2026 compared to insignificant unrealized losses for the same period of 2025.

First Financial will continue to monitor loan demand and deposit activity, as well as balance sheet composition, capital sensitivity and the interest rate environment, when considering future investment strategies.

LOANS AND LEASES

Excluding loans held for sale, loan balances increased $70.8 million, or 0.5%, to $13.5 billion as of March 31, 2026 when compared to December 31, 2025. This increase was primarily drive by the acquisition of $264.1 million of loans in the BankFinancial transaction. Broken down by loan type, commercial real estate loans increased $88.9 million, or 2.0%, to $4.5 billion; C&I loans increased $61.5 million, or 1.3%, to $4.7 billion; home equity increased $21.6 million, or 2.2%, to $1.0 billion; finance leases increased by $11.1 million, or 1.7%, to $649.6 million; and credit cards increased $1.0 million, or 1.6%, to $66.4 million. Partially offsetting these increases, construction loans decreased $86.3 million, or 12.7%, to $591.1 million; installment loans decreased $26.4 million, or 14.0%, to $162.3 million. Residential real estate loan balances were relatively stable at $1.8 billion.

First quarter 2026 average loans of $13.6 billion, excluding loans held for sale, increased $797.3 million, or 6.2%, from the fourth quarter 2025. The growth over the linked quarter included the full quarter impact from the Westfield and BankFinancial acquisitions. The increase in average loan balances included an increase of $206.2 million, or 4.9%, in CRE; an increase of $460.7 million, or 10.7%, in C&I; an increase of $117.0 million, or 6.8%, in residential real estate; an increase of $34.7 million, or 3.5%, in home equity; an increase of $12.7 million, or 2.1%, in finance leases; and an increase of $3.0 million, or 1.8%, in installment loans. These increases were partially offset by a decrease of $36.6 million, or 5.4%, in construction real estate.

Compared to the first quarter of 2025, average loans increased $1.9 billion, or 15.9%. The increase from the comparable period in the prior year included an increase of $983.9 million, or 26.0%, in C&I loans; an increase of $428.0 million, or 10.7%, in CRE; an increase of $358.8 million, or 24.3%, in residential real estate; an increase of $157.9 million, or 18.4%, in home equity; an increase of $45.1 million, or 7.7%, in lease financing; an increase of $39.8 million, or 31.3%, in installment loans; and an increase of $3.1 million, or 4.6% in credit cards. Partially offsetting these increases, average real estate construction balances declined $153.8 million, or 19.3%.

In an effort to mitigate credit risk, First Financial routinely reviews its loan portfolio for various concentrations. These reviews consider the Bank's collateral position as well as exposure to a given industry sector. First Financial believes its loan portfolio is sufficiently diversified to provide protection from deterioration in any particular industry or devaluation of a specific collateral type. The following tables, C&I and Owner Occupied Loans by Sector and Investor CRE Loans by property type, provide additional detail behind the Company's C&I and CRE loan portfolios as of March 31, 2026.

Table of Content

C&I and Owner Occupied CRE Loans by Sector (1)
(Dollars in thousands)	March 31, 2026	% of Total Loans
NAICS Sector
Finance and Insurance	$1,517,996	11.2%
Manufacturing	673,880	5.0%
Construction	512,603	3.8%
Real Estate and Rental and Leasing	417,413	3.1%
Health Care and Social Assistance	331,149	2.5%
Professional, Scientific, and Technical Services	319,588	2.4%
Retail Trade	283,038	2.1%
Accommodation and Food Services	280,782	2.1%
Wholesale Trade	254,987	1.9%
Transportation and Warehousing	172,058	1.3%
Agriculture, Forestry, Fishing and Hunting	167,820	1.2%
Other Services (except Public Administration)	139,756	1.0%
Administrative and Support and Waste Management	132,939	1.0%
Arts, Entertainment, and Recreation	82,558	0.6%
Management of Companies and Enterprises	71,719	0.5%
Public Administration	65,930	0.5%
Information	62,853	0.5%
Utilities	57,331	0.4%
Other	358,076	2.7%
Total	$5,902,476	43.7%
(1) Excludes loan marks and loans in process

Investor CRE Loans by Property Type (1)
(Dollars in thousands)	March 31, 2026	% of Total Loans
Property Type
Residential Multi Family 5+	$932,724	6.9%
Retail Property	800,758	5.9%
Office	389,760	2.9%
Industrial	366,435	2.7%
Hospital/Nursing Home	247,350	1.8%
Land	175,263	1.3%
Hotel	110,050	0.8%
Residential 1-4 Family	83,566	0.6%
Other	185,482	1.4%
Total	$3,291,388	24.4%
(1) Excludes loan marks and loans in process
Given the potential for stress related to commercial office space, First Financial performed targeted reviews of its exposure to this sector. As of March 31, 2026, First Financial had $389.8 million of loans collateralized by non-owner occupied office space, which represents 2.9% of the total loan portfolio. The overall LTV of the office portfolio at origination was strong, and a majority is located in suburban locations and secured by Class A and Class B assets. As of March 31, 2026, the office portfolio included three nonaccrual relationships totaling $30.9 million, or 7.9% of the total office portfolio.

Table of Content

Loans to NDFI totaled $423.6 million, or 3.1% of total loans, as of March 31, 2026. NDFI include a wide range of financial entities that provide services similar to those of traditional banks but do not accept deposits from the general public and are not regulated by the Federal banking agencies. The NDFI balances at March 31, 2026 included $277.1 million in loans to mortgage credit intermediaries, $123.9 million in loans to business credit intermediaries, and $22.7 million of loans to other
NDFI, such as private equity funds and consumer credit intermediaries. As of March 31, 2026, all of the loans to NDFI had an internal credit rating of pass.

COMMITMENTS AND CONTINGENCIES

Off-balance sheet arrangements include commitments to extend credit and financial guarantees.  Loan commitments are agreements to extend credit to a client absent any violation of any condition established in the commitment agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  First Financial had outstanding commitments to extend credit, including overdraft lending lines, totaling $4.7 billion at March 31, 2026 and $4.5 billion at December 31, 2025. As of March 31, 2026, commitments with a fixed interest rate totaled $92.0 million while commitments with variable interest rates totaled $4.6 billion. At December 31, 2025, commitments with a fixed interest rate totaled $75.0 million while commitments with variable interest rates totaled $4.4 billion. The fixed rate commitments have interest rates ranging from 0% to 21% at both March 31, 2026 and December 31, 2025. The fixed rate commitments have maturities ranging from less than one year to 31.0 years at March 31, 2026 and maturities ranging from less than one year to 31.6 years at December 31, 2025.

Letters of credit are conditional commitments issued by First Financial to guarantee the performance of a client to a third party.  First Financial’s letters of credit consist primarily of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services for the third party.  First Financial issued letters of credit aggregating $36.3 million and $36.6 million at March 31, 2026 and December 31, 2025, respectively. Management conducts regular reviews of these instruments on an individual client basis.

First Financial is a party in risk participation transactions of interest rate swaps, which had total notional amount of $360.8 million and $335.0 million at March 31, 2026 and December 31, 2025, respectively. Under a risk participation agreement, the Company either assumes or sells a portion of the credit exposure associated with an interest rate swap with a counterparty. The Company's exposure is limited to instances where the loan customer defaults on its obligation to perform under the interest rate swap agreement.

First Financial is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved qualified affordable housing, renewable energy, or other renovation or community revitalization projects. These investments are included in accrued interest and other assets in the Consolidated Balance Sheets, with any unfunded commitments included in accrued interest and other liabilities in the Consolidated Balance Sheets. As of March 31, 2026, First Financial expects to recover its remaining investments through the use of the tax credits generated by the investments. First Financial had unfunded commitments related to tax credit investments of $101.6 million and $103.0 million at March 31, 2026 and December 31, 2025, respectively.

In the ordinary course of business, First Financial and its subsidiaries are parties to litigation, including claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral, foreclosure interests that are incidental to our regular business activities and other matters. While the ultimate liability with respect to these litigation matters and claims cannot be determined at this time, First Financial believes that damages, if any, and other amounts relating to pending matters are not probable or cannot be reasonably estimated as of March 31, 2026. Reserves are established for these various matters of litigation, when appropriate, under FASB ASC Topic 450, Contingencies, based in part upon the advice of legal counsel. First Financial had no reserves related to litigation matters as of March 31, 2026 or December 31, 2025.

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

Nonaccrual loans were $100.5 million, or 0.75% of total loans, as of March 31, 2026, reflecting a $1.3 million, or 1.2%, decline from $101.8 million as of December 31, 2025. Nonperforming assets, which consist of nonaccrual loans and OREO, were

Table of Content
$100.8 million, or 0.44% of total assets, at March 31, 2026 compared to $102.0 million, or 0.48% of total assets, at December 31, 2025.

Classified assets, which are defined by the Company as nonperforming assets plus performing loans internally rated substandard or worse, totaled $232.4 million as of March 31, 2026 compared to $235.5 million at December 31, 2025. Classified assets were 1.02% of total assets at March 31, 2026, which declined from 1.11% at December 31, 2025 due to the addition of BankFinancial increasing total assets in the first quarter of 2026. Total classified assets at both March 31, 2026 and December 31, 2025 included a $37.0 million receivable from a customer, which was recorded following the mutually agreed upon termination of a foreign exchange trade. First Financial expects this receivable to be collected in full.

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

The removal or reduction of the recorded values of loans and leases from the Consolidated Balance Sheets due to credit deterioration are referred to as charge-offs. First Financial's policy is to charge-off all or a portion of a loan when, in management's opinion, it is unlikely to collect the principal amount owed in full either through payments from the borrower or from the liquidation of collateral. All loans charged-off are subject to continuous review and concerted efforts are made to maximize any recovery. In most cases, the borrower’s debt obligation is not canceled even though the balance may have been charged-off. Actual losses on loans and leases are charged against the ACL. Any subsequent recovery of a previously charged-off loan is credited back to the ACL.

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

The Company utilized the Moody's March baseline forecast as its R&S forecast in the quantitative model at March 31, 2026. For reasonableness, the Company also considered the impact to the model from alternative prepayment speeds and more adverse economic forecasts. These alternative analyses were utilized to inform the Company's qualitative adjustments. Additionally, First Financial considered its credit exposure to certain industries believed to be at risk for future credit stress, such as franchise, hotel and investor commercial real estate lending, when making qualitative adjustments to the ACL model.

The total ACL, which includes both funded and unfunded reserves, was $206.7 million at both March 31, 2026 and December 31, 2025.

ACL - loans and leases. The ACL on loans and leases was $183.7 million as of March 31, 2026 and $186.5 million as of December 31, 2025. As a percentage of total loans, the ACL was 1.36% as of March 31, 2026 and 1.39% at December 31, 2025. At March 31, 2026, the ACL on loans and leases included $2.8 million that was recorded in conjunction with the BankFinancial acquisition.

In the first quarter of 2026, the Company recorded net charge-offs of $11.6 million, or 35 bps of average loans and leases on an annualized basis, compared to net charge-offs of $8.8 million, or 27 bps, for the fourth quarter of 2025 and $10.5 million, or 36 bps, for the first quarter of 2025. This increase in net charge-offs during the first quarter of 2026 was driven by a single commercial relationship.

The ACL as a percentage of nonaccrual loans was 182.7% at March 31, 2026 and 183.2% at December 31, 2025. The decrease in this ratio was driven primarily by the decline in the ACL on loans in leases outpacing the decline in nonaccrual loan balances during the current period.

Provision expense is a product of the Company's ACL model coupled with net charge-off activity during the period. During the first quarter of 2026, the Company recorded $6.0 million of provision expense for loans and leases compared to $9.7 million for the prior quarter and $9.1 million for the first quarter 2025.

ACL - unfunded commitments. The ACL on unfunded commitments was $23.0 million as of March 31, 2026 and $20.2 million as of December 31, 2025. First Financial recorded $2.5 million of provision expense for credit losses on unfunded

Table of Content
commitments for the first quarter of 2026, compared to $0.4 million of provision expense in the fourth quarter 2025 and $0.4 million of provision recapture for the first quarter of 2025.

See Note 5 – Allowance for Credit Losses in the Notes to Consolidated Financial Statements for further discussion of First Financial's ACL.

The following table details ACL activity by portfolio segment for the periods presented:

	Three months ended
	2026	2025
(Dollars in thousands)	Mar. 31,	Dec. 31,	Sep. 30,	June 30,	Mar. 31,
Allowance for credit loss activity
Balance at beginning of period	$186,487	$161,916	$158,522	$155,482	$156,791
Initial allowance on purchased loans	2,829	23,652	0	0	0
Provision for loan losses	6,030	9,688	8,612	9,084	9,141
Gross charge-offs
Commercial and industrial	10,788	6,636	2,165	4,996	8,178
Lease financing	43	918	298	606	1,454
Construction real estate	0	0	245	0	0
Commercial real estate	29	433	3,105	0	0
Residential real estate	127	151	0	16	0
Home equity	119	95	92	100	86
Installment	1,058	1,197	1,194	1,120	1,321
Credit card	496	729	577	489	474
Total gross charge-offs	12,660	10,159	7,676	7,327	11,513
Recoveries
Commercial and industrial	100	264	202	290	195
Lease financing	23	201	291	11	29
Construction real estate	0	0	0	0	0
Commercial real estate	28	5	1,138	70	24
Residential real estate	30	13	58	42	24
Home equity	116	117	94	74	144
Installment	598	682	609	716	563
Credit card	135	108	66	80	84
Total recoveries	1,030	1,390	2,458	1,283	1,063
Total net charge-offs	11,630	8,769	5,218	6,044	10,450
Ending allowance for credit losses	$183,716	$186,487	$161,916	$158,522	$155,482

Net charge-offs to average loans and leases (annualized)
Commercial and industrial	0.91%	0.59%	0.20%	0.49%	0.85%
Lease financing	0.01%	0.46%	0.00%	0.41%	0.99%
Construction real estate	0.00%	0.00%	0.14%	0.00%	0.00%
Commercial real estate	0.00%	0.04%	0.20%	(0.01)%	0.00%
Residential real estate	0.02%	0.03%	(0.02)%	(0.01)%	(0.01)%
Home equity	0.00%	(0.01)%	0.00%	0.01%	(0.03)%
Installment	1.12%	1.25%	2.03%	1.38%	2.42%
Credit card	2.13%	3.56%	2.97%	2.41%	2.40%
Total net charge-offs	0.35%	0.27%	0.18%	0.21%	0.36%

Table of Content

	Three months ended
	2026	2025
(Dollars in thousands)	Mar. 31,	Dec. 31,	Sep. 30,	June 30,	Mar. 31,
Nonperforming assets
Nonaccrual loans	$100,541	$101,808	$75,951	$76,924	$59,555
Other real estate owned	238	184	111	204	213
Total nonperforming assets	100,779	101,992	76,062	77,128	59,768
Accruing loans past due 90 days or more	1,366	411	592	714	228
Total underperforming assets	$102,145	$102,403	$76,654	$77,842	$59,996
Total classified assets	$232,368	$235,451	$218,794	$214,346	$213,351

Credit quality ratios
As a percent of period-end loans, net of unearned income:
Allowance for credit losses	1.36%	1.39%	1.38%	1.34%	1.33%
Nonaccrual loans	0.75%	0.76%	0.65%	0.65%	0.51%
Nonperforming loans	0.75%	0.76%	0.65%	0.65%	0.51%
Allowance for credit losses to nonaccrual loans	182.73%	183.18%	213.18%	206.08%	261.07%

DEPOSITS

Total deposits were $17.9 billion as of March 31, 2026, an increase of $1.5 billion, or 9.1%, from December 31, 2025. This increase was primarily driven by the acquisition of BankFinancial which included $1.2 billion in deposit balances. Compared to the prior period, the March 31, 2026 balances for noninterest-bearing deposits increased $517.3 million, or 14.9%; savings deposits increased $487.0 million, or 8.2%; interest-bearing demand deposits increased $297.5 million, or 8.9%; and time deposits increased $195.0 million, or 5.4%.

Average deposits for the first quarter of 2026 were $17.6 billion, which was an increase of $1.7 billion, or 10.6%, from $16.0 billion for the fourth quarter of 2025. Average time deposits increased $363.4 million, or 10.4% from the prior quarter; average savings deposits increased $665.6 million, or 11.6%; average interest bearing demand deposits increased $349.7 million, or 10.7%; and average noninterest-bearing deposits increased $308.3 million, or 9.0%.

Average deposits for the first three months of 2026 increased $3.4 billion, or 23.9%, when compared to the same period of 2025. This change was driven by the BankFinancial acquisition as well as organic growth. The increase in average deposits from the first quarter of 2025 included $1.5 billion, or 30.3%, increase in average savings deposits; a $727.1 million, or 23.1%, increase in average time deposits; a $654.0 million, or 21.2%, increase in average noninterest-bearing deposits; and a $535.6 million, or 17.3%, increase in average interest-bearing demand deposits.

Uninsured deposit balances were $7.4 billion, or 41.3% of total deposits, as of March 31, 2026. The Company reviews uninsured deposits for concentration risk and typically evaluates this risk by excluding public funds and intercompany deposits to arrive at an adjusted uninsured deposit amount. As such, excluding public funds and intercompany accounts, adjusted uninsured deposits were $5.1 billion, or 28.3% of total deposits, at the end of the first quarter.

BORROWINGS

First Financial's short-term borrowings are utilized to manage the Company's normal liquidity needs. These borrowings include repurchase agreements utilized for corporate sweep accounts with cash management account agreements in place, as well as overnight advances from the FHLB. The Company's long-term borrowings consist of subordinated debt, FRB borrowings, FHLB long-term advances and repurchase agreements utilizing investment securities pledged as collateral.

Borrowed funds were $1.0 billion as of March 31, 2026 and $1.2 billion as of December 31, 2025. The decrease in borrowings was primarily driven by the Company's increase in deposits due to the Westfield and BankFinancial acquisitions.

First Financial had total short-term borrowings of $620.5 million as of March 31, 2026 and $675.3 million as of December 31, 2025. Short-term borrowings with the FHLB were $550.0 million at March 31, 2026 and $675.0 million at December 31, 2025. There were no federal funds purchased included in short-term borrowings at March 31, 2026 or December 31, 2025.

Table of Content

Long-term debt, which may include subordinated notes, FRB/FHLB long-term advances or other borrowings, was $380.2 million at March 31, 2026 and $514.1 million as of December 31, 2025. Outstanding subordinated debt totaled $358.8 million as of March 31, 2026 and $489.9 million as of December 31, 2025.

In 2020, First Financial issued $150.0 million of fixed to floating rate subordinated notes that would have matured in May 2030 and had an initial fixed interest rate of 5.25%. The Company elected to redeem these subordinated notes in whole on the February 2026 interest payment date. Therefore, these notes are not included in the Consolidated Balance Sheet as of March 31, 2026.

In November 2025, First Financial issued $300.0 million of fixed to floating rate subordinated notes. These subordinated notes have an initial fixed interest rate of 6.375% to, but excluding, December 1, 2030, payable semi-annually in arrears. From, and including, December 1, 2030, the interest rate on the subordinated notes will reset quarterly to a floating rate per annum equal to a benchmark rate, which is expected to be the then-current three-month term SOFR, plus 300 basis points, payable quarterly in arrears. These subordinated notes mature on December 1, 2035 and are redeemable by the Company in whole or in part beginning with the interest payment date of December 1, 2030. These subordinated notes are eligible to be treated as Tier 2 capital for 100% of its original issuance amount at March 31, 2026 for regulatory capital purposes.

In conjunction with the BankFinancial transaction, First Financial acquired $18.5 million of fixed to floating rate subordinated notes. These subordinated notes were originated in April 2021 and have an initial fixed interest rate of 3.75% to, but excluding, May 15, 2026, payable semi-annually in arrears. From, and including, May 15, 2026, the interest rate on the subordinated notes will reset quarterly to a floating rate per annum equal to a benchmark rate, which is expected to be the then-current three-month term SOFR, plus 299 basis points, payable quarterly in arrears. These subordinated notes mature on May 15, 2031 and are redeemable by the Company, in whole or in part, on May 15, 2026, on any interest payment date thereafter, and at any time upon the occurrence of certain events. These acquired subordinated notes are eligible to be treated as Tier 2 capital for 100% of its original issuance amount at March 31, 2026 for regulatory capital purposes.

First Financial had no FHLB long-term advances at March 31, 2026 or December 31, 2025. First Financial's total remaining borrowing capacity from the FHLB was $1.4 billion as of March 31, 2026.

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

Both First Financial Bancorp and First Financial Bank received investment grade credit ratings from Kroll Bond Rating Agency, Inc, an independent rating agency. These credit ratings impact the cost and availability of financing to First Financial. A downgrade to these credit ratings could affect First Financial's or the Bank’s abilities to access the credit markets and potentially increase borrowing costs, negatively impacting financial condition and liquidity. Key factors in maintaining high credit ratings include consistent and diverse earnings, strong credit quality and capital ratios, diverse funding sources and disciplined liquidity monitoring procedures. The ratings of First Financial Bancorp and First Financial Bank at March 31, 2026 were as follows:

Table of Content

	First Financial Bancorp	First Financial Bank
Senior Unsecured Debt	BBB+	A-
Subordinated Debt	BBB	BBB+
Short-Term Debt	K2	K2
Deposit	N/A	A-
Short-Term Deposit	N/A	K2

For ease of borrowing execution, First Financial utilizes a blanket collateral agreement with the FHLB. First Financial pledged $6.9 billion of certain eligible residential, commercial and farm real estate loans, home equity lines of credit and government, agency, and commercial mortgage-backed securities as collateral for borrowings from the FHLB as of March 31, 2026.

First Financial's principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. AFS securities were 99.0% and 98.5% of the total investment portfolio as of March 31, 2026 and December 31, 2025, respectively. The market value of investment securities classified as AFS totaled $5.0 billion at March 31, 2026 and $4.0 billion at December 31, 2025.  As of March 31, 2026, $1.9 billion of AFS securities were unpledged and there were $2.1 billion of securities available to be sold at breakeven. Additionally, $520.5 million of AFS securities have floating rates and could be sold with minimal losses at March 31, 2026.

HTM securities that are maturing within a short period of time can be an additional source of liquidity. As March 31, 2026, the Company had $1.2 million of HTM securities maturing within one year. As of December 31, 2025, the Company had $0.7 million HTM securities maturing within one year.

In total, First Financial expects $840.3 million of cash flows from its investment portfolio in the next 12 months.

First Financial maintains diverse funding sources, including Fed Funds, the Fed discount window, brokered CDs, FHLB borrowings and deposit placement services. At March 31, 2026, First Financial had unused and available overnight wholesale funding sources of $6.4 billion, or 28.3% of total assets, to satisfy the liquidity needs of the Company. Additionally, interest-bearing deposits with other banks totaled $1.0 billion at March 31, 2026, with the majority being held at the Federal Reserve. The Company believes these diverse funding sources and related borrowing capacity provide sufficient flexibility to respond to any event that would stress its deposit balances.

First Financial also has a $40.0 million short-term credit facility with an unaffiliated bank that matures in December 2026. This facility has a variable interest rate and provides First Financial additional liquidity, if needed, for various corporate activities including the repurchase of First Financial common stock and the payment of dividends to shareholders. As of both March 31, 2026 and December 31, 2025, First Financial had no outstanding balance. The credit agreement requires First Financial to comply with certain covenants including those related to asset quality and capital levels. First Financial was in compliance with all covenants associated with this facility as of March 31, 2026 and December 31, 2025. This credit facility also required First Financial to pledge as collateral the Bank's common stock where the lender is granted a security interest in this collateral.

Certain restrictions exist regarding the Bank's ability to transfer funds to First Financial in the form of cash dividends, loans, other assets or advances and the approval of the Bank's primary federal regulator is required to pay dividends in excess of regulatory limitations.  Dividends paid to First Financial from the Bank totaled $50.0 million for each of the first three months of 2026 and 2025.  As of March 31, 2026, the Bank had retained earnings of $1.0 billion, of which $104.0 million was available for distribution to First Financial without prior regulatory approval. As an additional source of liquidity, First Financial had $198.4 million in cash at the parent company as of March 31, 2026.

Share repurchases also impact First Financial's liquidity. For further information regarding share repurchases, see the Capital section that follows.

Capital expenditures were $13.5 million and $3.8 million for the first three months of 2026 and 2025, respectively. Management believes sufficient liquidity exists to fund its future capital expenditure commitments.

Management is not aware of any other events or regulatory requirements that, if implemented, are likely to have a material effect on First Financial’s liquidity. For a discussion of liquidity risk management, please see the Market Risk section that follows.

Table of Content
CAPITAL

Risk-based capital. First Financial and its subsidiary, First Financial Bank, are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory guidelines. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet minimum capital requirements can initiate regulatory action.

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

The Basel III Final Capital Rules include a minimum ratio of Common equity Tier 1 capital to risk-weighted assets of 7.0%, a minimum ratio of Tier 1 capital to risk-weighted assets of 8.5%, a minimum required Total risk-based capital ratio of 10.5% and a minimum leverage ratio of 4.0%. Failure to maintain the required Common equity Tier 1 capital will result in potential restrictions on a bank’s ability to pay dividends, repurchase stock and pay discretionary compensation to its employees.  The capital requirements also provide strict eligibility criteria for regulatory capital instruments and change the method for calculating risk-weighted assets in an effort to better identify riskier assets, such as highly volatile commercial real estate and nonaccrual loans.

First Financial's tier 1 capital increased 90 bps to 12.50% at March 31, 2026 compared to 11.60% at December 31, 2025, while the total capital ratio increased to 15.70% at March 31, 2026 compared to 15.46% at December 31, 2025. The leverage ratio decreased to 9.39% at March 31, 2026 from 9.53% at December 31, 2025. The Company’s tangible common equity ratio increased to 7.87% at March 31, 2026 from 7.79% at December 31, 2025, while the Company's tangible book value per share increased to $16.15 at March 31, 2026 from $15.74 at December 31, 2025. The changes to the Company's capital ratios are primarily a result of the Company's strong earnings.

As of March 31, 2026, management believes that First Financial met all capital adequacy requirements to which it was subject.  The Company's most recent regulatory notifications categorized First Financial as "well-capitalized" under the regulatory framework for prompt corrective action. There have been no conditions or events since those notifications that management believes have changed the Company's categorization. Total regulatory capital exceeded the minimum requirement by $838.0 million on a consolidated basis at March 31, 2026.

The following tables present the actual and required capital amounts and ratios as of March 31, 2026 and December 31, 2025 under the Basel III Final Capital Rules. Capital levels required to be considered "well capitalized" are based upon prompt corrective action regulations, as amended by the Basel III Final Capital Rules.

Table of Content

	Actual		Minimum capital required		PCA requirement to be considered well capitalized
(Dollars in thousands)	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
March 31, 2026
Common equity Tier 1 capital to risk-weighted assets
Consolidated	$1,970,561	12.22%	$1,128,916	7.00%	N/A	N/A
First Financial Bank	2,112,938	13.07%	1,131,344	7.00%	$1,050,533	6.50%

Tier 1 capital to risk-weighted assets
Consolidated	2,016,070	12.50%	1,370,827	8.50%	N/A	N/A
First Financial Bank	2,113,256	13.08%	1,373,774	8.50%	1,292,964	8.00%

Total capital to risk-weighted assets
Consolidated	2,531,334	15.70%	1,693,375	10.50%	N/A	N/A
First Financial Bank	2,319,840	14.35%	1,697,015	10.50%	1,616,205	10.00%

Leverage ratio
Consolidated	2,016,070	9.39%	858,865	4.00%	N/A	N/A
First Financial Bank	2,113,256	9.82%	860,860	4.00%	1,076,076	5.00%

	Actual		Minimum capital required		PCA requirement to be considered well capitalized
(Dollars in thousands)	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
December 31, 2025
Common equity tier 1 capital to risk-weighted assets
Consolidated	$1,798,266	11.32%	$1,112,325	7.00%	N/A	N/A
First Financial Bank	1,888,695	11.90%	1,111,184	7.00%	$1,031,814	6.50%

Tier 1 capital to risk-weighted assets
Consolidated	1,843,672	11.60%	1,350,681	8.50%	N/A	N/A
First Financial Bank	1,889,024	11.90%	1,349,295	8.50%	1,269,925	8.00%

Total capital to risk-weighted assets
Consolidated	2,457,377	15.46%	1,668,488	10.50%	N/A	N/A
First Financial Bank	2,092,052	13.18%	1,666,777	10.50%	1,587,406	10.00%

Leverage ratio
Consolidated	1,843,672	9.53%	774,045	4.00%	N/A	N/A
First Financial Bank	1,889,024	9.77%	773,531	4.00%	966,914	5.00%

Shareholder dividends. First Financial paid a dividend of $0.25 per common share on March 16, 2026 to shareholders of record as of March 2, 2026. Additionally, First Financial's Board of Directors authorized a dividend of $0.25 per common share, payable on June 15, 2026 to shareholders of record as of June 1, 2026.

Share repurchases. Effective January 2024, First Financial's Board of Directors approved a stock repurchase plan (the 2024 Repurchase Plan), replacing the 2022 Repurchase Plan which expired in December of 2023. The 2024 Repurchase Plan was in

Table of Content
effect for two years and authorized the purchase of up to 5,000,000 shares of the Company's common stock. The 2024 Repurchase Plan expired in December 2025. First Financial did not repurchase any shares during 2025, 2024 or 2023.

Effective April, 2026, First Financial's Board of Directors approved a stock repurchase plan (the 2026 Stock Repurchase Plan). The 2026 Stock Repurchase Plan authorizes the purchase of up to 5,000,000 shares of the Company's common stock and will expire on December 31, 2027. At March 31, 2026, no common shares were yet available for repurchase under the 2026 Stock Repurchase Plan.

Shareholders' equity. Total shareholders’ equity was $2.9 billion at March 31, 2026 and $2.8 billion at December 31, 2025. The increase from year-end was due to the Company's strong earnings.

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

For a full discussion of these risks, see the Enterprise Risk Management section in Management's Discussion and Analysis in First Financial’s 2025 Annual Report on Form 10-K. The sections that follow provide additional discussion related to credit risk and market risk.

CREDIT RISK

Credit risk represents the risk of loss due to failure of a customer or counterparty to meet its financial obligations in accordance with contractual terms. First Financial manages credit risk through its underwriting and ongoing administration practices, periodically reviewing and approving its credit exposures using credit policies and guidelines approved by the Board of Directors. Quarterly independent loan review and CRM coverage assessments are performed, with risk ratings, loan downgrades, and policy exceptions tracked in the CRM scorecard, in alignment with internal policies and regulatory guidance.

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

Potential cash flows, sales, or replacement value of many of our assets and liabilities, especially those that earn or pay interest, are sensitive to changes in the general level of interest rates. This interest rate risk arises primarily from the Company's normal business activities of gathering deposits and extending loans. Many factors affect our exposure to changes in interest rates, such as general economic and financial conditions, client preferences, historical pricing relationships, and re-pricing characteristics of financial instruments. The Company's earnings can also be affected by the monetary and fiscal policies of the U.S. Government and its agencies, particularly the Federal Reserve.

In managing interest rate risk, the Company establishes guidelines and strategies for asset and liability management, including measurement of short and long-term sensitivities to changes in interest rates, through its Balance Sheet Strategies and ALCO, which is comprised of senior officers from the treasury, risk management, credit administration, finance and lending areas. These guidelines and strategies are also reviewed with the Capital Markets Committee of the Board of Directors.

Table of Content
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

Non-maturity deposit modeling is particularly dependent on the assumption for repricing sensitivity known as a beta. Beta is the amount by which First Financial’s interest bearing non-maturity deposit rates will increase when short-term interest rates rise. The Company utilized a weighted average deposit beta of 46% in its interest rate risk modeling as of March 31, 2026. First Financial also includes an assumption for the migration of non-maturity deposit balances into CDs and money markets for all upward rate scenarios beginning with the +100 bps scenario, thereby increasing deposit costs and reducing asset sensitivity.

Presented below is the estimated impact on First Financial’s NII and EVE position as of March 31, 2026, assuming immediate, parallel shifts in interest rates:

	% Change from base case for immediate parallel changes in rates
	-100 bps	+100 bps	+200 bps
NII-Year 1	(3.34)%	2.45%	4.32%
NII-Year 2	(4.92)%	3.30%	5.76%
EVE	(2.12)%	0.27%	0.06%

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

First Financial continually evaluates the sensitivity of its interest rate risk position to modeling assumptions. The following table reflects First Financial’s estimated NII sensitivity profile as of March 31, 2026 assuming a 25% increase and a 25% reduction to the beta assumption on managed rate deposits:

	Beta sensitivity (% change from base)
	+100 BP		+200 BP
	Beta 25% lower	Beta 25% higher	Beta 25% lower	Beta 25% higher
NII-Year 1	3.87%	1.02%	5.77%	2.87%
NII-Year 2	4.69%	1.91%	7.18%	4.35%

See the Net Interest Income section of Management’s Discussion and Analysis for further discussion.

Table of Content
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

Management closely monitors the usage of excess business deposits, the balance of personal deposits and the broader macroeconomic environment. This monitoring includes consideration of various metrics and establishment of internal thresholds related to the composition of the balance sheet, borrowings and liquidity. Balance sheet composition metrics reviewed include the loan to deposit, loans to total assets and core deposits to total assets ratios among others. Borrowing composition monitoring includes, but is not limited to, consideration of borrowing capacity as a percentage of total assets, brokered CDs as a percentage of total assets and Fed funds lines to total assets. Liquidity composition ratios include remaining liquidity to total assets, and tier 1 liquidity sources as a percentage of both 30 and 90 day maturing liabilities, among others. As of March 31, 2026, all metrics reviewed were within the Company's policy limits.

The Company utilizes its contingency funding plan to assess the ability of the Company to successfully navigate significant liquidity events. The contingency funding plan considers various sources of liquidity, including loan and deposit growth rates, decreasing access to secured and unsecured wholesale funding sources and declining financial performance, to determine First Financial’s ability to meet liquidity requirements over certain time horizons and in certain stress scenarios. The contingency funding plan also includes the process for creating a CFTF. During a liquidity crisis, the CFTF, via the Balance Sheet Strategies and ALCO, would assess and identify key mitigation strategies needed for addressing a liquidity crisis. These mitigation strategies would be assigned to appropriate personnel for implementation with established targets and reporting requirements. Typical mitigation strategies would include, but not be limited to, curtailing loan originations, pricing options for stabilizing/growing deposits, options for expanding wholesale funding sources and asset liquidation options.

For further discussion of the Company's liquidity, please see the Liquidity section within Management's Discussion and Analysis.

CRITICAL ACCOUNTING ESTIMATES

First Financial’s Consolidated Financial Statements are prepared based on the application of the Company's accounting policies.  These policies require the reliance on estimates and assumptions which are inherently subjective and may be susceptible to significant change.  Changes in underlying factors, assumptions or estimates could have a material impact on First Financial’s future financial condition and results of operations. In management’s opinion, some of these estimates and assumptions have a more significant impact than others on First Financial’s financial reporting.  For First Financial, these estimates and assumptions include accounting for the ACL - loans and leases, goodwill and income taxes.  The estimates and assumptions are discussed in detail in the Critical Accounting Estimates section of Management’s Discussion and Analysis in First Financial’s 2025 Annual Report.  There were no changes to the accounting estimates and assumptions for the ACL, goodwill or income taxes during the three months ended March 31, 2026.

ACCOUNTING AND REGULATORY MATTERS

Note 2 - Recently Adopted and Issued Accounting Standards in the Notes to Consolidated Financial Statements discusses new accounting standards adopted by First Financial in 2026 and 2025, as well as the expected impact of accounting standards issued but not yet adopted.  To the extent the adoption of new accounting standards materially affects financial condition, results of operations or liquidity, the impacts are discussed in the applicable Notes to the Consolidated Financial Statements and sections of Management’s Discussion and Analysis.

Table of Content
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

Additional factors that may cause our actual results to differ materially from those described in our forward-looking statements can be found in our Form 10-K for the year ended December 31, 2025, as well as our other filings with the SEC, which are available on the SEC website at www.sec.gov.

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

Table of Content
PART II-OTHER INFORMATION

Item 1.Legal Proceedings.

There have been no material changes to the disclosure in response to "Part I - Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

Item 1A.Risk Factors.

There are a number of factors that may adversely affect the Company's business, financial results, or stock price. See "Risk Factors" as disclosed in response to "Item 1A. to Part I - Risk Factors" of Form 10-K for the year ended December 31, 2025.

There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

In December 2023 the Board authorized a two-year stock repurchase plan effective January 1, 2024, that provided for the purchase of up to 5,000,000 shares of the common stock of the Company (the “2024 Stock Repurchase Plan”). The 2024 Stock Repurchase Plan expired on December 31, 2025. Effective April, 2026, First Financial's Board of Directors approved a stock repurchase plan (the 2026 Stock Repurchase Plan). The 2026 Stock Repurchase Plan authorizes the purchase of up to 5,000,000 shares of the Company's common stock and will expire on December 31, 2027. The Company did not have an effective stock purchase plan during the first quarter of 2026, and as a result did not repurchase any shares in the first quarter of 2026.

Item 5.    Other Information.

During the three months ended March 31, 2026, none of the Company's officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

4.1
Form of 3.75% Fixed-to-Floating Rate Subordinated Note due May 15, 2031 of BankFinancial Corporation (filed as Exhibit 4.1 to the BankFinancial Corporation Form 8-K filed on April 14, 2021 and incorporated herein by reference) (File No. 0-51331).

10.1
Form of Subordinated Note Purchase Agreement, dated as of April 14, 2021, by and among BankFinancial Corporation and the Purchasers (filed as Exhibit 10.1 to the BankFinancial Corporation Form 8-K filed on April 14, 2021 and incorporated herein by reference)(File No. 0-51331).

10.2	Form of Agreement for Restricted Stock Awards under the First Financial Bancorp. 2020 Stock Plan.**

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.1	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.2	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. *

101.SCH	Inline XBRL Taxonomy Extension Schema. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase. *

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase. *

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). *

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

FIRST FINANCIAL BANCORP.
(Registrant)

/s/ James M. Anderson		/s/ Scott T. Crawley
James M. Anderson		Scott T. Crawley
Executive Vice President and Chief Financial Officer		Senior Vice President and Controller
(Principal Accounting Officer)

Date	5/8/2026	Date	5/8/2026