Form 10-Q
period 2026-06-30
FIRST FINANCIAL BANCORP /OH/
filed 2026-08-06
CIK 708955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                           June 30, 2026

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
Yes  ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The registrant has one class of common stock (no par value) with 104,968,940 shares outstanding at August 5, 2026.

FIRST FINANCIAL BANCORP.

Glossary of Abbreviations and Acronyms

First Financial has identified the following list of abbreviations and acronyms that are used in the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

ABL	Asset backed lending	First Financial	First Financial Bancorp.
ACL or Allowance	Allowance for credit losses	Form 10-K	First Financial Bancorp. Annual Report on Form 10-K
AFS	Available-for-sale	FRB	Federal Reserve Bank
Agile	Agile Premium Finance	FTE	Fully tax equivalent
ALCO	Asset Liability Committee	GAAP	U.S. Generally Accepted Accounting Principles
AOCI	Accumulated other comprehensive income	HTC	Historic tax credit
ASC	Accounting standards codification	HTM	Held-to-maturity
ASU	Accounting standards update	Insignificant	Less than $0.1 million
Bank	First Financial Bank	IRLC	Interest rate lock commitment
Basel III	Basel Committee regulatory capital reforms, Third Basel Accord	LIHTC	Low income housing tax credit
Bannockburn	Bannockburn Global Forex	MSFG	MainSource Financial Group, Inc.
Bp/bps	Basis point(s)	MSR	Mortgage servicing rights
CDs	Certificates of deposit	N/A	Not applicable
C&I	Commercial & industrial	NDFI	Non-depository financial institution
CODM	Chief Operating Decision Maker	NII	Net interest income
CPI	Consumer Price Index	NMTC	New market tax credit
CRE	Commercial real estate	OREO	Other real estate owned
CRM	Credit Risk Management	PAM	Proportional amortization method
Company	First Financial Bancorp.	PCA	Prompt corrective action
CFTF	Contingency Funding Task Force	PCD	Purchased credit deteriorated
Dodd-Frank	Dodd–Frank Wall Street Reform and Consumer Protection Act	R&S	Reasonable and supportable
ERM	Enterprise risk management	ROU	Right-of-use
EVE	Economic value of equity	SEC	U.S. Securities and Exchange Commission
Fair Value Topic	FASB ASC Topic 820, Fair Value Measurement	Summit	Summit Funding Group, Inc.
FASB	Financial Accounting Standards Board	SOFR	Secured Overnight Financing Rate
FDIC	Federal Deposit Insurance Corporation	Topic 842	FASB ASC Topic 842, Leasing
FDM	Financial difficulty modification	USD	United States dollars
FHLB	Federal Home Loan Bank

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Cash and due from banks	$206,361	$178,553
Interest-bearing deposits with other banks	579,194	597,338
Investment securities available-for-sale, at fair value (amortized cost $4,987,171 at June 30, 2026 and $4,182,075 at December 31, 2025)	4,733,713	3,971,932
Investment securities held-to-maturity (fair value $41,882 at June 30, 2026 and $54,334 at December 31, 2025)	46,067	58,545
Other investments	137,755	129,564
Loans held for sale, at fair value	33,125	16,953
Loans and leases
Commercial & industrial	4,842,347	4,632,241
Lease financing	659,328	638,527
Construction real estate	599,258	677,339
Commercial real estate	4,548,887	4,384,556
Residential real estate	1,805,044	1,832,184
Home equity	1,058,175	1,005,204
Installment	156,470	188,694
Credit card	65,405	65,325
Total loans and leases	13,734,914	13,424,070
Less: Allowance for credit losses	(189,912)	(186,487)
Net loans and leases	13,545,002	13,237,583
Premises and equipment	229,763	204,760
Operating leases	241,742	214,003
Goodwill	1,099,936	1,099,524
Other intangibles	140,705	118,832
Accrued interest and other assets	1,446,316	1,301,792
Total assets	$22,439,679	$21,129,379

Liabilities
Deposits
Interest-bearing demand	$3,804,301	$3,360,613
Savings	6,423,986	5,973,532
Time	3,650,043	3,622,227
Total interest-bearing deposits	13,878,330	12,956,372
Noninterest-bearing	3,704,899	3,465,470
Total deposits	17,583,229	16,421,842
FHLB short-term borrowings	570,000	675,000
Other short-term borrowings	39,532	332
Total short-term borrowings	609,532	675,332
Long-term debt	382,550	514,052
Total borrowed funds	992,082	1,189,384
Accrued interest and other liabilities	876,880	748,937
Total liabilities	19,452,191	18,360,163

Shareholders' equity
Common stock - no par value
Authorized - 160,000,000 shares; Issued - 110,262,672 shares at June 30, 2026 and 104,281,794 shares at December 31, 2025	1,792,158	1,647,618
Retained earnings	1,535,765	1,437,286
Accumulated other comprehensive income (loss)	(223,720)	(189,942)
Treasury stock, at cost, 5,306,214 shares at June 30, 2026 and 5,760,068 shares at December 31, 2025	(116,715)	(125,746)
Total shareholders' equity	2,987,488	2,769,216
Total liabilities and shareholders' equity	$22,439,679	$21,129,379
See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Interest income
Loans and leases, including fees	$219,164	$201,460	$444,115	$398,623
Investment securities
Taxable	53,904	36,243	103,395	70,644
Tax-exempt	2,472	2,233	4,998	4,437
Total interest on investment securities	56,376	38,476	108,393	75,081
Other earning assets	5,381	5,964	10,831	12,615
Total interest income	280,921	245,900	563,339	486,319
Interest expense
Deposits	79,250	75,484	158,985	154,125
Short-term borrowings	4,997	6,393	10,165	13,938
Long-term borrowings	6,297	5,754	14,202	10,691
Total interest expense	90,544	87,631	183,352	178,754
Net interest income	190,377	158,269	379,987	307,565
Provision for credit losses - loans and leases	12,933	9,084	18,963	18,225
Provision for (recapture of) credit losses - unfunded commitments	(4,743)	718	(2,233)	277
Net interest income after provision for credit losses	182,187	148,467	363,257	289,063
Noninterest income
Service charges on deposit accounts	8,896	7,766	17,909	15,229
Wealth management fees	8,252	7,787	18,734	15,924
Bankcard income	3,032	3,737	6,612	7,047
Client derivative fees	1,443	1,674	5,453	3,245
Foreign exchange income	13,101	13,760	29,414	26,304
Leasing business income	22,750	20,797	44,358	39,500
Net gains from sales of loans	6,658	6,687	12,705	11,009
Net gain (loss) on investment securities	(337)	243	(1,597)	(9,706)
Gain on bargain purchase	3,189	0	12,081	0
Other	6,807	5,612	10,028	10,594
Total noninterest income	73,791	68,063	155,697	119,146
Noninterest expenses
Salaries and employee benefits	86,917	74,917	186,773	150,155
Net occupancy	7,535	5,845	15,088	11,864
Furniture and equipment	4,310	3,441	9,003	7,254
Data processing	13,554	9,020	26,208	17,779
Marketing	3,616	2,737	6,268	4,755
Professional services	7,387	3,549	11,373	6,288
Amortization of tax credit investments	669	111	1,338	223
FDIC assessments	2,878	2,611	6,523	5,670
Intangible amortization	6,229	2,358	12,490	4,717
Leasing business expense	14,633	13,155	28,762	25,957
Other	13,814	10,927	27,124	22,085
Total noninterest expenses	161,542	128,671	330,950	256,747
Income before income taxes	94,436	87,859	188,004	151,462
Income tax expense	17,980	17,863	37,103	30,173
Net income	$76,456	$69,996	$150,901	$121,289
Net earnings per common share - basic	$0.74	$0.74	$1.45	$1.28
Net earnings per common share - diluted	$0.73	$0.73	$1.44	$1.27
Average common shares outstanding - basic	103,938,322	94,860,428	103,822,439	94,753,700
Average common shares outstanding - diluted	104,936,741	95,741,696	104,776,961	95,633,579
See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$76,456	$69,996	$150,901	$121,289
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on debt securities arising during the period	(6,113)	5,911	(33,769)	39,781
Change in retirement obligation	404	480	808	960
Unrealized gain (loss) on derivatives	(344)	438	(395)	1,994
Unrealized gain (loss) on foreign currency exchange	(237)	675	(422)	680
Other comprehensive income (loss)	(6,290)	7,504	(33,778)	43,415
Comprehensive income	$70,166	$77,500	$117,123	$164,704

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands except per share data)
(Unaudited)

	Common Stock		Retained	Accumulated other comprehensive	Treasury stock
	Shares	Amount	Earnings	income (loss)	Shares	Amount	Total
Balance at April 1, 2025	104,281,794	$1,637,041	$1,304,636	$(253,888)	(8,551,441)	$(186,554)	$2,501,235
Net income			69,996				69,996
Other comprehensive income (loss)				7,504			7,504
Cash dividends declared:
Common stock at $0.24 per share			(22,958)				(22,958)
Restricted stock awards, net of forfeitures		(1,061)			30,264	623	(438)
Share-based compensation expense		2,816					2,816
Balance at June 30, 2025	104,281,794	$1,638,796	$1,351,674	$(246,384)	(8,521,177)	$(185,931)	$2,558,155
Balance at April 1, 2026	110,262,672	$1,789,676	$1,485,573	$(217,430)	(5,329,843)	$(117,194)	$2,940,625
Net income			76,456				76,456
Other comprehensive income (loss)				(6,290)			(6,290)
Cash dividends declared:
Common stock at $0.25 per share			(26,264)				(26,264)
Restricted stock awards, net of forfeitures		(1,605)			23,629	479	(1,126)
Share-based compensation expense		4,087					4,087
Balance at June 30, 2026	110,262,672	$1,792,158	$1,535,765	$(223,720)	(5,306,214)	$(116,715)	$2,987,488

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands except per share data)
(Unaudited)

	Common Stock		Retained	Accumulated other comprehensive	Treasury stock
	Shares	Amount	Earnings	income (loss)	Shares	Amount	Total
Balance at January 1, 2025	104,281,794	$1,642,055	$1,276,329	$(289,799)	(8,786,954)	$(190,544)	$2,438,041
Net income			121,289				121,289
Other comprehensive income (loss)				43,415			43,415
Cash dividends declared:
Common stock at $0.48 per share			(45,944)				(45,944)
Restricted stock awards, net of forfeitures		(11,723)			265,777	4,613	(7,110)
Share-based compensation expense		8,464					8,464
Balance at June 30, 2025	104,281,794	$1,638,796	$1,351,674	$(246,384)	(8,521,177)	$(185,931)	$2,558,155
Balance at January 1, 2026	104,281,794	$1,647,618	$1,437,286	$(189,942)	(5,760,068)	$(125,746)	$2,769,216
Net income			150,901				150,901
Other comprehensive income (loss)				(33,778)			(33,778)
Cash dividends declared:
Common stock at $0.50 per share			(52,422)				(52,422)
Common stock issued in connection with business combinations	5,980,878	149,653					149,653
Restricted stock awards, net of forfeitures		(12,908)			453,854	9,031	(3,877)
Share-based compensation expense		7,795					7,795
Balance at June 30, 2026	110,262,672	$1,792,158	$1,535,765	$(223,720)	(5,306,214)	$(116,715)	$2,987,488

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six months ended
	June 30,
	2026	2025
Operating activities
Net income	$150,901	$121,289
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recapture of) credit losses	16,730	18,502
Depreciation and amortization	25,648	14,684
Stock-based compensation expense	7,795	8,464
Pension expense (income)	4,400	4,550
Net amortization (accretion) on investment securities	(1,693)	(989)
Net (gain) loss on investment securities	1,597	9,706
Gain on bargain purchase	(12,081)	0
Originations of loans held for sale	(338,329)	(257,106)
Net gains from sales of loans held for sale	(12,705)	(11,009)
Proceeds from sales of loans held for sale	747,829	254,791
Deferred income taxes	22,393	26,299
Amortization of operating leases	5,141	4,008
Payments for operating leases	(5,393)	(4,217)
Decrease (increase) cash surrender value of life insurance	(3,555)	(2,667)
Decrease (increase) in interest receivable	(5,295)	(444)
(Decrease) increase in interest payable	(6,084)	(7,007)
Decrease (increase) in other assets	(123,290)	39,014
(Decrease) increase in other liabilities	106,313	(91,965)
Net cash provided by (used in) operating activities	580,322	125,903

Investing activities
Proceeds from sales of securities available-for-sale and other	560,428	164,537
Proceeds from calls, paydowns and maturities of securities available-for-sale	418,539	273,154
Purchases of securities available-for-sale	(1,645,457)	(548,283)
Proceeds from calls, paydowns and maturities of securities held-to-maturity	12,609	4,093
Proceeds from calls, paydowns and maturities of other securities	48,763	29,628
Purchases of other investment securities	(49,757)	(37,147)
Net decrease (increase) in interest-bearing deposits with other banks	511,790	160,055
Net decrease (increase) in loans and leases	(62,572)	(41,061)
Proceeds from disposal of other real estate owned	64	0
Purchases of premises and equipment	(23,792)	(8,697)
Net change in operating leases	(27,739)	(7,981)
Net cash (paid for) acquired from acquisitions	12,615	0
Life insurance premium payments	0	(72)
Life insurance death benefits	1,582	915
Life insurance surrenders	17,893	0
Net cash provided by (used in) investing activities	(225,034)	(10,859)

Financing activities
Net (decrease) increase in total deposits	(47,969)	40,855
Net (decrease) increase in short-term borrowings	(75,848)	(70,753)
Payments on long-term debt	(150,630)	(2,655)
Payments for debt issuance costs	(165)	0
Cash dividends paid on common stock	(52,868)	(46,562)
Net cash provided by (used in) financing activities	(327,480)	(79,115)

Cash and due from banks
Change in cash and due from banks	27,808	35,929
Cash and due from banks at beginning of period	178,553	174,258
Cash and due from banks at end of period	$206,361	$210,187
	(continued on next page)
See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(Unaudited)

	Six months ended
	June 30,
	2026	2025
Supplemental disclosures
Interest paid	$189,243	$185,761
Income taxes paid, net of refunds	$2,528	$1,665
Investment securities purchased not settled	$0	$62,224
Common stock issued in acquisitions	$149,653	$0

Supplemental schedule for investing activities
Business combinations
Assets acquired, net of purchase consideration -Westfield	$(499)	$0
Liabilities assumed - Westfield	(87)	0
Goodwill	$412	$0

Assets acquired, net of purchase consideration - BankFinancial	$1,263,941	$0
Liabilities assumed - BankFinancial	1,251,860	0
Gain on bargain purchase	$(12,081)	$0

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
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

Certain reclassifications of prior periods' amounts have been made to conform to current year presentation. Such reclassifications had no impact on previously reported net earnings, shareholders’ equity or cash flows.

These accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and accompanying notes necessary to constitute a complete set of financial statements required by GAAP and should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Management believes these unaudited consolidated financial statements reflect all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented.  The results of operations for the interim periods may not necessarily be indicative of the results that may be expected for the full year or any other interim period.  The Consolidated Balance Sheet as of December 31, 2025 has been derived from the audited financial statements in the Form 10-K for the year ended December 31, 2025.

Use of estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes.  Actual realized amounts could differ materially from these estimates.

NOTE 2:  ACCOUNTING STANDARDS RECENTLY ADOPTED OR ISSUED

Standards Adopted in 2025

In December, 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. These amendments require public business entities on an annual basis to disclose additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate for federal, state, and foreign income taxes. It also requires greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a quantitative threshold. Additionally, the ASU requires information pertaining to taxes paid (net of refunds received) to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts are equal to or greater than 5% of total income taxes paid (net of refunds received). The amendments in this ASU were effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 retrospectively for the annual period ending December 31, 2025. The adoption of this standard resulted in additional disclosures in the Company's Consolidated Financial Statements, but it did not materially impact the Company's results of operations.

In November, 2025, the FASB issued ASU No. 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans, which allows entities to apply the gross-up approach in ASC 326 to all purchased seasoned loans, not just loans classified as PCD. The gross-up approach requires an entity to record an ACL at the acquisition date offset by an addition to the amortized cost basis of the asset.

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

Effective November 1, 2025, First Financial early adopted this standard with the initial application utilized for the Westfield acquisition. As such, the Company recorded a $23.7 million increase to the ACL for non-PCD loans, with an offsetting adjustment to the amortized cost basis of the assets, to account for the expected losses on loans acquired from Westfield.

For the BankFinancial acquisition, the Company recorded a $2.8 million increase to the ACL for non-PCD loans, with an offsetting adjustment to the amortized cost basis of the assets, to account for the expected losses on acquired BankFinancial loans.

Standards Issued But Not Yet Adopted

In September, 2025, the FASB issued ASU No. 2025-06, Intangibles – Goodwill and Other -- Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The final rule, which is intended to modernize accounting for costs related to internal use software, removes all references to project stages throughout ASC 350-40 and clarifies that costs may begin to be capitalized once management has authorized the project and it is probable that the project will be completed and the software will be used to perform the function intended. The guidance specifies that the property, plant and equipment disclosure requirements under ASC 360-10 apply to all capitalized software costs accounted for under ASC 350-40, regardless of how the costs are presented in the financial statements. Under this new guidance, entities will need to disclose the capitalized internal-use software balance and accumulated amortization at the balance sheet date, the amortization for the period and a general description of the method used in computing amortization. The amendments in this ASU are effective for annual periods beginning after December 15, 2027 and interim periods within those years. The adoption of this standard will result in additional disclosures in the Company's Consolidated Financial Statements, but it is not expected to materially impact the Company's results of operations.

NOTE 3:  INVESTMENTS

For the three months ended June 30, 2026, there were $364.8 million of sales of AFS securities with $3.1 million of gross realized gains and no gross realized losses. For the three months ended June 30, 2025, there were no sales of AFS securities.

For the six months ended June 30, 2026, there were $560.4 million of sales of AFS securities with $7.1 million of gross realized gains and no gross realized losses. For the six months ended June 30, 2025, there were $164.5 million of sales of AFS securities with $0.1 million of gross realized gains and $10.0 million of gross realized losses.

First Financial had four AFS securities with unrealized losses due to credit deterioration at June 30, 2026. These securities totaled $19.9 million, net of $1.6 million unrealized losses. The Company had six AFS securities with unrealized losses due to credit deterioration at December 31, 2025, which totaled $20.9 million, net of unrealized losses of $9.8 million. The Company continues to monitor these securities and believes that the Company will receive the full par value.

Additionally, the Company recognized impairment losses of $3.3 million on AFS securities during the three months ended June 30, 2026 while no impairment losses were recognized on AFS securities during the three months ended June 30, 2025. For the six months ended June 30, 2026, the Company recognized impairment losses of $8.3 million on AFS securities while no impairment losses were recognized on AFS securities during the six months ended June 30, 2025. The losses were included in Net gain (loss) on investment securities in the Consolidated Statements of Income. These losses were due to credit deterioration where the Company determined that it no longer intended to hold the securities until the recovery of their amortized cost bases.

The following is a summary of HTM and AFS investment securities as of June 30, 2026:

	Held-to-maturity				Available-for-sale
(Dollars in thousands)	Amortized cost	Unrecognized gain	Unrecognized loss	Fair value	Amortized cost	Unrealized gain	Unrealized loss	Fair value
U.S. Treasuries	$0	$0	$0	$0	$10,126	$0	$(18)	$10,108
Securities of U.S. government agencies and corporations	0	0	0	0	111,816	81	(706)	111,191
Mortgage-backed securities - residential	0	0	0	0	1,969,731	939	(91,385)	1,879,285
Mortgage-backed securities - commercial	26,167	0	(3,457)	22,710	430,173	220	(18,238)	412,155
Collateralized mortgage obligations	5,538	0	(520)	5,018	1,061,800	552	(46,115)	1,016,237
Obligations of state and other political subdivisions	8,362	50	(175)	8,237	723,023	1,309	(87,505)	636,827
Asset-backed securities	0	0	0	0	514,290	192	(10,264)	504,218
Other securities	6,000	0	(83)	5,917	166,212	287	(2,807)	163,692
Total	$46,067	$50	$(4,235)	$41,882	$4,987,171	$3,580	$(257,038)	$4,733,713

The following is a summary of HTM and AFS investment securities as of December 31, 2025:

	Held-to-maturity				Available-for-sale
(Dollars in thousands)	Amortized cost	Unrecognized gain	Unrecognized loss	Fair value	Amortized cost	Unrealized gain	Unrealized loss	Fair value
U.S. Treasuries	$0	$0	$0	$0	$99	$0	$(4)	$95
Securities of U.S. government agencies and corporations	0	0	0	0	0	0	0	0
Mortgage-backed securities - residential	0	0	0	0	1,607,916	11,265	(69,767)	1,549,414
Mortgage-backed securities - commercial	27,373	0	(3,392)	23,981	394,129	1,212	(13,741)	381,600
Collateralized mortgage obligations	6,088	0	(499)	5,589	741,819	3,765	(36,347)	709,237
Obligations of state and other political subdivisions	8,334	60	(179)	8,215	706,668	931	(89,509)	618,090
Asset-backed securities	0	0	0	0	568,366	1,817	(13,639)	556,544
Other securities	16,750	0	(201)	16,549	163,078	1,063	(7,189)	156,952
Total	$58,545	$60	$(4,271)	$54,334	$4,182,075	$20,053	$(230,196)	$3,971,932

The following table provides a summary of investment securities by contractual maturity as of June 30, 2026, except for residential and commercial mortgage-backed securities, collateralized mortgage obligations and asset-backed securities, which are shown as single totals due to the unpredictability of the timing in principal repayments.

	Held-to-maturity		Available-for-sale
(Dollars in thousands)	Amortized cost	Fair value	Amortized cost	Fair value
By Contractual Maturity:
Due in one year or less	$1,222	$1,221	$42,923	$42,763
Due after one year through five years	11,842	11,800	82,140	74,178
Due after five years through ten years	0	0	239,674	215,287
Due after ten years	1,298	1,133	646,440	589,590
Mortgage-backed securities - residential	0	0	1,969,731	1,879,285
Mortgage-backed securities - commercial	26,167	22,710	430,173	412,155
Collateralized mortgage obligations	5,538	5,018	1,061,800	1,016,237
Asset-backed securities	0	0	514,290	504,218
Total	$46,067	$41,882	$4,987,171	$4,733,713

Unrealized gains and losses on AFS debt securities are generally due to fluctuations in current market yields relative to the yields of the securities at their amortized cost. All AFS securities with unrealized losses are reviewed quarterly to determine if any impairment exists, which would require a write-down to fair value. For AFS securities in an unrealized loss position, the Company first assesses whether it intends to sell or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income.

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

First Financial does not intend to sell, and it is not more likely than not that the Company will be required to sell, debt securities prior to maturity or recovery of the recorded value other than the previously mentioned securities on which the Company recorded impairment losses. Additionally, based on the Company's credit assessment of AFS securities in an unrealized loss position, the Company recorded no reserves for the periods ended June 30, 2026 or December 31, 2025.

As of June 30, 2026, the Company's investment securities portfolio consisted of 869 AFS and HTM securities, of which 693 were in an unrealized loss position. As of December 31, 2025, the Company's investment securities portfolio consisted of 949 AFS and HTM securities, of which 533 were in an unrealized loss position.

Primarily all of First Financial’s HTM debt securities are issued by U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. The remainder of the Company's HTM securities are non-agency collateralized mortgage obligations and obligations of state and other political subdivisions which currently carry ratings no lower than A+. There were no HTM securities on nonaccrual status or past due at June 30, 2026 or December 31, 2025.

Management measures expected credit losses on HTM debt securities on a collective basis by security type. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The Company did not record an ACL for these securities as of June 30, 2026 or December 31, 2025.

The following tables provide the fair value and gross unrealized losses of AFS investment securities in an unrealized loss position for which an ACL has not been recorded, aggregated by investment category and the length of time the individual securities have been in a continuous loss position:

	June 30, 2026
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. Treasuries	$10,013	$(13)	$95	$(5)	$10,108	$(18)
Securities of U.S. Government agencies and corporations	96,431	(706)	0	0	96,431	(706)
Mortgage-backed securities - residential	1,324,221	(23,102)	405,062	(68,283)	1,729,283	(91,385)
Mortgage-backed securities - commercial	227,203	(4,235)	145,160	(14,003)	372,363	(18,238)
Collateralized mortgage obligations	635,387	(10,631)	256,627	(35,484)	892,014	(46,115)
Obligations of state and other political subdivisions	46,812	(414)	450,176	(87,091)	496,988	(87,505)
Asset-backed securities	261,729	(1,049)	44,365	(9,215)	306,094	(10,264)
Other securities	47,626	(323)	61,366	(2,484)	108,992	(2,807)
Total	$2,649,422	$(40,473)	$1,362,851	$(216,565)	$4,012,273	$(257,038)

	December 31, 2025
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. Treasuries	$0	$0	$95	$(4)	$95	$(4)
Securities of U.S. Government agencies and corporations	0	0	0	0	0	0
Mortgage-backed securities - residential	277,394	(1,349)	536,694	(68,418)	814,088	(69,767)
Mortgage-backed securities - commercial	39,084	(108)	166,649	(13,633)	205,733	(13,741)
Collateralized mortgage obligations	56,942	(130)	286,606	(36,217)	343,548	(36,347)
Obligations of state and other political subdivisions	71,825	(511)	466,766	(88,998)	538,591	(89,509)
Asset-backed securities	70,967	(48)	54,351	(13,591)	125,318	(13,639)
Other securities	7,321	(54)	76,141	(7,135)	83,462	(7,189)
Total	$523,533	$(2,200)	$1,587,302	$(227,996)	$2,110,835	$(230,196)

The following tables provide the fair value and gross unrecognized losses of HTM investment securities in an unrecognized loss position for which an ACL has not been recorded, aggregated by investment category and the length of time the individual securities have been in a continuous loss position:

	June 30, 2026
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrecognized loss	Fair value	Unrecognized loss	Fair value	Unrecognized loss
U.S. Treasuries	$0	$0	$0	$0	$0	$0
Securities of U.S. Government agencies and corporations	0	0	0	0	0	0
Mortgage-backed securities - residential	0	0	0	0	0	0
Mortgage-backed securities - commercial	0	0	22,710	(3,457)	22,710	(3,457)
Collateralized mortgage obligations	0	0	5,018	(520)	5,018	(520)
Obligations of state and other political subdivisions	2,731	(10)	1,133	(165)	3,864	(175)
Asset-backed securities	0	0	0	0	0	0
Other securities	0	0	5,917	(83)	5,917	(83)
Total	$2,731	$(10)	$34,778	$(4,225)	$37,509	$(4,235)

	December 31, 2025
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrecognized loss	Fair value	Unrecognized loss	Fair value	Unrecognized loss
U.S. Treasuries	$0	$0	$0	$0	$0	$0
Securities of U.S. Government agencies and corporations	0	0	0	0	0	0
Mortgage-backed securities - residential	0	0	0	0	0	0
Mortgage-backed securities - commercial	0	0	23,981	(3,392)	23,981	(3,392)
Collateralized mortgage obligations	0	0	5,589	(499)	5,589	(499)
Obligations of state and other political subdivisions	2,273	(4)	1,217	(175)	3,490	(179)
Asset-backed securities	0	0	0	0	0	0
Other securities	0	0	16,549	(201)	16,549	(201)
Total	$2,273	$(4)	$47,336	$(4,267)	$49,609	$(4,271)

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

Loans, excluding loans held for sale, totaled $13.7 billion at June 30, 2026 and $13.4 billion at December 31, 2025.

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

The following table sets forth the Company's loan portfolio at June 30, 2026 by risk attribute and origination date as well as current period gross chargeoffs:

(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Term Total	Revolving	Total
Commercial & industrial
Pass	$915,639	$976,543	$529,831	$399,916	$347,712	$434,807	$3,604,448	$1,124,073	$4,728,521
Special mention	3,023	3,240	1,483	7,619	418	13,438	29,221	26,798	56,019
Substandard	3,958	6,584	9,239	3,632	5,439	7,754	36,606	21,201	57,807
Doubtful	0	0	0	0	0	0	0	0	0
Total	$922,620	$986,367	$540,553	$411,167	$353,569	$455,999	$3,670,275	$1,172,072	$4,842,347
YTD Gross chargeoffs	$0	$644	$521	$9,013	$1,912	$865	$12,955	$270	$13,225
Lease financing
Pass	$147,574	$209,432	$153,912	$101,678	$36,411	$713	$649,720	$0	$649,720
Special mention	0	38	0	2,012	0	0	2,050	0	2,050
Substandard	0	554	721	4,294	1,989	0	7,558	0	7,558
Doubtful	0	0	0	0	0	0	0	0	0
Total	$147,574	$210,024	$154,633	$107,984	$38,400	$713	$659,328	$0	$659,328
YTD Gross chargeoffs	$0	$42	$0	$519	$749	$47	$1,357	$0	$1,357
Construction real estate
Pass	$63,382	$293,113	$133,609	$44,786	$30,119	$2,866	$567,875	$1,348	$569,223
Special mention	0	347	0	301	9,689	0	10,337	0	10,337
Substandard	0	0	0	0	19,000	698	19,698	0	19,698
Doubtful	0	0	0	0	0	0	0	0	0
Total	$63,382	$293,460	$133,609	$45,087	$58,808	$3,564	$597,910	$1,348	$599,258
YTD Gross chargeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Commercial real estate - investor
Pass	$332,095	$656,808	$343,258	$304,524	$413,407	$1,053,007	$3,103,099	$45,910	$3,149,009
Special mention	0	32,896	141	13,543	44,898	71,312	162,790	0	162,790
Substandard	0	550	312	1,709	9,968	47,236	59,775	0	59,775
Doubtful	0	0	0	0	0	0	0	0	0
Total	$332,095	$690,254	$343,711	$319,776	$468,273	$1,171,555	$3,325,664	$45,910	$3,371,574
YTD Gross chargeoffs	$0	$0	$0	$0	$0	$2,484	$2,484	$0	$2,484
Commercial real estate - owner
Pass	$93,312	$206,866	$186,827	$146,226	$142,302	$336,867	$1,112,400	$14,660	$1,127,060
Special mention	2,309	1,059	6,285	3,846	697	11,402	25,598	0	25,598
Substandard	0	308	4,263	2,361	9,839	7,856	24,627	28	24,655
Doubtful	0	0	0	0	0	0	0	0	0
Total	$95,621	$208,233	$197,375	$152,433	$152,838	$356,125	$1,162,625	$14,688	$1,177,313
YTD Gross chargeoffs	$0	$0	$0	$0	$29	$0	$29	$0	$29
Residential real estate
Performing	$77,992	$120,997	$182,089	$299,613	$346,336	$756,587	$1,783,614	$0	$1,783,614
Nonperforming	0	1,517	276	1,281	2,418	15,938	21,430	0	21,430
Total	$77,992	$122,514	$182,365	$300,894	$348,754	$772,525	$1,805,044	$0	$1,805,044
YTD Gross chargeoffs	$0	$0	$16	$52	$104	$39	$211	$0	$211
Home equity

(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Term Total	Revolving	Total
Performing	$22,635	$36,063	$23,603	$17,863	$16,060	$55,223	$171,447	$879,825	$1,051,272
Nonperforming	0	767	282	289	134	452	1,924	4,979	6,903
Total	$22,635	$36,830	$23,885	$18,152	$16,194	$55,675	$173,371	$884,804	$1,058,175
YTD Gross chargeoffs	$0	$0	$7	$252	$61	$47	$367	$14	$381
Installment
Performing	$16,596	$11,099	$8,563	$12,300	$17,237	$11,549	$77,344	$77,187	$154,531
Nonperforming	200	420	72	225	294	226	1,437	502	1,939
Total	$16,796	$11,519	$8,635	$12,525	$17,531	$11,775	$78,781	$77,689	$156,470
YTD Gross chargeoffs	$17	$517	$437	$380	$448	$275	$2,074	$18	$2,092
Credit cards
Performing	$0	$0	$0	$0	$0	$0	$0	$65,077	$65,077
Nonperforming	0	0	0	0	0	0	0	328	328
Total	$0	$0	$0	$0	$0	$0	$0	$65,405	$65,405
YTD Gross chargeoffs	$0	$0	$0	$0	$0	$0	$0	$1,200	$1,200
Total Loans	$1,678,715	$2,559,201	$1,584,766	$1,368,018	$1,454,367	$2,827,931	$11,472,998	$2,261,916	$13,734,914
Total YTD Gross Chargeoffs	$17	$1,203	$981	$10,216	$3,303	$3,757	$19,477	$1,502	$20,979

The following table sets forth the Company's loan portfolio at December 31, 2025 by risk attribute and origination date:

(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Term Total	Revolving	Total
Commercial & industrial
Pass	$1,271,775	$677,609	$573,100	$416,504	$195,513	$370,281	$3,504,782	$983,377	$4,488,159
Special mention	11,034	2,951	3,605	3,426	15,620	1,964	38,600	28,194	66,794
Substandard	5,264	6,635	18,335	9,918	5,780	4,883	50,815	26,473	77,288
Doubtful	0	0	0	0	0	0	0	0	0
Total	$1,288,073	$687,195	$595,040	$429,848	$216,913	$377,128	$3,594,197	$1,038,044	$4,632,241
YTD Gross chargeoffs	$900	$1,223	$8,702	$9,133	$1,272	$455	$21,685	$290	$21,975
Lease financing
Pass	$219,775	$198,664	$150,630	$45,917	$7,589	$2,852	$625,427	$0	$625,427
Special mention	0	44	50	0	0	0	94	0	94
Substandard	903	261	4,212	7,053	459	118	13,006	0	13,006
Doubtful	0	0	0	0	0	0	0	0	0
Total	$220,678	$198,969	$154,892	$52,970	$8,048	$2,970	$638,527	$0	$638,527
YTD Gross chargeoffs	$0	$762	$1,605	$858	$32	$19	$3,276	$0	$3,276
Construction real estate
Pass	$156,573	$157,874	$111,375	$124,429	$17,642	$44,313	$612,206	$887	$613,093
Special mention	0	0	0	32,549	0	16,209	48,758	0	48,758
Substandard	0	0	0	14,368	0	1,120	15,488	0	15,488
Doubtful	0	0	0	0	0	0	0	0	0
Total	$156,573	$157,874	$111,375	$171,346	$17,642	$61,642	$676,452	$887	$677,339
YTD Gross chargeoffs	$0	$0	$0	$0	$0	$245	$245	$0	$245
Commercial real estate - investor
Pass	$691,430	$338,403	$365,545	$459,555	$267,413	$995,774	$3,118,120	$55,353	$3,173,473
Special mention	18,990	586	0	293	0	9,554	29,423	0	29,423
Substandard	550	0	1,723	10,298	0	31,422	43,993	0	43,993
Doubtful	0	0	0	0	0	0	0	0	0
Total	$710,970	$338,989	$367,268	$470,146	$267,413	$1,036,750	$3,191,536	$55,353	$3,246,889
YTD Gross chargeoffs	$0	$0	$0	$433	$0	$3,105	$3,538	$0	$3,538
Commercial real estate - owner
Pass	$204,292	$209,356	$142,925	$145,530	$96,069	$278,518	$1,076,690	$9,388	$1,086,078
Special mention	2,268	2,865	2,132	1,574	3,497	12,484	24,820	492	25,312
Substandard	245	3,940	2,399	10,582	3,620	5,491	26,277	0	26,277
Doubtful	0	0	0	0	0	0	0	0	0
Total	$206,805	$216,161	$147,456	$157,686	$103,186	$296,493	$1,127,787	$9,880	$1,137,667
YTD Gross chargeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Residential real estate
Performing	$138,000	$198,224	$335,419	$362,690	$287,576	$488,914	$1,810,823	$0	$1,810,823
Nonperforming	0	916	920	2,031	4,800	12,694	21,361	0	21,361
Total	$138,000	$199,140	$336,339	$364,721	$292,376	$501,608	$1,832,184	$0	$1,832,184
YTD Gross chargeoffs	$0	$0	$0	$0	$119	$48	$167	$0	$167
Home equity
Performing	$40,066	$26,234	$19,405	$17,348	$21,786	$39,242	$164,081	$834,642	$998,723
Nonperforming	341	173	335	178	70	603	1,700	4,781	6,481
Total	$40,407	$26,407	$19,740	$17,526	$21,856	$39,845	$165,781	$839,423	$1,005,204
YTD Gross chargeoffs	$0	$0	$43	$0	$8	$229	$280	$93	$373
Installment
Performing	$16,087	$10,578	$18,085	$25,692	$22,197	$22,037	$114,676	$70,995	$185,671

(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Term Total	Revolving	Total
Nonperforming	449	167	49	402	753	505	2,325	698	3,023
Total	$16,536	$10,745	$18,134	$26,094	$22,950	$22,542	$117,001	$71,693	$188,694
YTD Gross chargeoffs	$270	$1,053	$1,128	$1,692	$638	$37	$4,818	$14	$4,832
Credit cards
Performing	$0	$0	$0	$0	$0	$0	$0	$64,979	$64,979
Nonperforming	0	0	0	0	0	0	0	346	346
Total	$0	$0	$0	$0	$0	$0	$0	$65,325	$65,325
YTD Gross chargeoffs	$0	$0	$0	$0	$0	$0	$0	$2,269	$2,269
Total Loans	$2,778,042	$1,835,480	$1,750,244	$1,690,337	$950,384	$2,338,978	$11,343,465	$2,080,605	$13,424,070
Total YTD Gross Chargeoffs	$1,170	$3,038	$11,478	$12,116	$2,069	$4,138	$34,009	$2,666	$36,675

Delinquency. Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the date of the scheduled payment.

Loan delinquency, including loans classified as nonaccrual, was as follows:

	As of June 30, 2026
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 89 days past due	Total past due	Current	Total Loans	> 89 days past due and still accruing
Loans
Commercial & industrial	$7,070	$1,545	$10,639	$19,254	$4,823,093	$4,842,347	$104
Lease financing	320	232	4,947	5,499	653,829	659,328	166
Construction real estate	698	0	0	698	598,560	599,258	0
Commercial real estate-investor	7,058	130	34,489	41,677	3,329,897	3,371,574	52
Commercial real estate-owner	1,040	546	4,507	6,093	1,171,220	1,177,313	0
Residential real estate	4,872	2,430	3,588	10,890	1,794,154	1,805,044	0
Home equity	2,655	477	2,971	6,103	1,052,072	1,058,175	0
Installment	845	352	474	1,671	154,799	156,470	0
Credit card	649	203	332	1,184	64,221	65,405	328
Total	$25,207	$5,915	$61,947	$93,069	$13,641,845	$13,734,914	$650

	As of December 31, 2025
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 89 days past due	Total past due	Current	Total Loans	> 89 days past due and still accruing
Loans
Commercial & industrial	$7,894	$3,176	$3,829	$14,899	$4,617,342	$4,632,241	$0
Lease financing	1,884	283	4,088	6,255	632,272	638,527	0
Construction real estate	0	0	1,120	1,120	676,219	677,339	0
Commercial real estate-investor	3,540	3,613	36,273	43,426	3,203,463	3,246,889	0
Commercial real estate-owner	1,081	2,985	3,436	7,502	1,130,165	1,137,667	0
Residential real estate	6,338	248	5,975	12,561	1,819,623	1,832,184	0
Home equity	2,966	1,065	1,224	5,255	999,949	1,005,204	0
Installment	935	462	484	1,881	186,813	188,694	65
Credit card	860	272	347	1,479	63,846	65,325	346
Total	$25,498	$12,104	$56,776	$94,378	$13,329,692	$13,424,070	$411

Financial Difficulty Modifications. FDM might result when a borrower is in financial distress, and may be in the form of principal forgiveness, an interest rate reduction, a term extension or an other-than-insignificant payment delay. In some cases, the Company might provide multiple types of modifications for a single loan. One type of modification, such as payment delay, may be granted initially, however, if the borrower continues to experience financial difficulty, another modification, such as a term extension and/or interest rate reduction, might be granted. Loans included in the "combination" column in the table that follows have more than one modification made to the same loan within the current reporting period. Additionally, modifications with a term extension or interest rate reduction are intended to reduce the borrower’s monthly payment, while modifications with a payment delay, which typically allow borrowers to make monthly payments or interest only payments for a period of time, are structured to cure the payment defaults by making delinquent payments due at maturity. Payment deferrals may be up to one year and have minimal financial impact since the deferred payments are paid at maturity.

The following tables provide the amortized cost basis of FDMs that were granted modifications during the respective periods:

	Three months ended June 30, 2026
(Dollars in thousands)	Principal forgiveness	Payment delay	Term extension	Interest rate reduction	Combination: Term extension and interest rate reduction	Total	Percent of total class of loans
Commercial & industrial	$0	$167	$223	$0	$0	$390	0.0%
Construction real estate	0	0	698	0	0	698	0.1%
Commercial real estate-investor	0	1,264	0	0	0	1,264	0.0%
Residential real estate	0	858	0	0	0	858	0.0%
Home equity	0	1,269	0	0	0	1,269	0.1%
Total	$0	$3,558	$921	$0	$0	$4,479	0.0%

	Three months ended June 30, 2025
(Dollars in thousands)	Principal forgiveness	Payment delay	Term extension	Interest rate reduction	Combination: Term extension and interest rate reduction	Total	Percent of total class of loans
Commercial & industrial	$0	$1,700	$0	$0	$0	$1,700	0.0%
Residential real estate	0	1,513	233	0	0	1,746	0.1%
Home equity	0	786	0	0	0	786	0.1%
Total	$0	$3,999	$233	$0	$0	$4,232	0.0%

	Six months ended June 30, 2026
(Dollars in thousands)	Principal forgiveness	Payment delay	Term extension	Interest rate reduction	Combination: Term extension and interest rate reduction	Total	Percent of total class of loans
Commercial & industrial	$0	$5,976	$1,040	$0	$0	$7,016	0.1%
Construction real estate	0	0	698	0	0	698	0.1%
Commercial real estate-investor	0	10,148	0	0	0	10,148	0.3%
Commercial real estate-owner	0	0	550	0	0	550	0.0%
Residential real estate	0	2,027	0	0	0	2,027	0.1%
Home equity	0	2,179	0	0	0	2,179	0.2%
Total	$0	$20,330	$2,288	$0	$0	$22,618	0.2%

	Six months ended June 30, 2025
(Dollars in thousands)	Principal forgiveness	Payment delay	Term extension	Interest rate reduction	Combination: Term extension and interest rate reduction	Total	Percent of total class of loans
Commercial & industrial	$0	$1,700	$219	$0	$0	$1,919	0.0%
Commercial real estate-investor	0	2,274	0	0	0	2,274	0.1%
Residential real estate	0	2,161	233	0	0	2,394	0.2%
Home equity	0	852	0	0	0	852	0.1%
Total	$0	$6,987	$452	$0	$0	$7,439	0.1%

The following table provides the financial effect of FDMs granted during the respective periods:

	Three months ended June 30, 2026
(Dollars in thousands)	Principal forgiveness	Weighted average interest rate reduction	Weighted average term extension
Commercial & industrial	$0	0.0%	1.5 years
Construction real estate	0	0.0%	1.2 years
Residential real estate	0	0.0%	N/A
Total	$0	0.0%	1.2 years

	Three months ended June 30, 2025
(Dollars in thousands)	Principal forgiveness	Weighted average interest rate reduction	Weighted average term extension
Commercial & industrial	$0	0.0%	N/A
Residential real estate	0	0.0%	3.5 years
Total	$0	0.0%	3.5 years

	Six months ended June 30, 2026
(Dollars in thousands)	Principal forgiveness	Weighted average interest rate reduction	Weighted average term extension
Commercial & industrial	$0	0.0%	0.7 years
Construction real estate	0	0.0%	1.2 years
Commercial real estate-owner	0	0.0%	0.8 years
Total	$0	0.0%	0.9 years

	Six months ended June 30, 2025
(Dollars in thousands)	Principal forgiveness	Weighted average interest rate reduction	Weighted average term extension
Commercial & industrial	$0	0.0%	0.5 years
Residential real estate	0	0.0%	3.5 years
Total	$0	0.0%	2.0 years

The Company has committed to lend no additional amounts to the borrowers who have been classified as FDM as of either June 30, 2026 or June 30, 2025. Additionally, there were six FDMs totaling $1.2 million that defaulted during the three months ended June 30, 2026 and 11 FDMs totaling $1.8 million that defaulted during the six months ended June 30, 2026, that were classified as FDMs during the twelve months preceding the default date. There were three FDMs with a balance of $0.1 million that defaulted during the three months ended June 30, 2025 and 13 FDMs with a balance of $1.2 million that defaulted during the six months ended June 30, 2025 that were classified as FDMs during the twelve months preceding the default date.

The Company closely monitors the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table provides the performance of loans that have been modified during the twelve months preceding June 30, 2026 and 2025.

	Twelve months ended June 30, 2026
(Dollars in thousands)	Current	30 – 59 days past due	60 – 89 days past due	> 89 days past due	Total
Commercial & industrial	$7,016	$0	$0	$1,322	$8,338
Construction real estate	0	698	0	0	698
Commercial real estate-investor	10,698	0	0	0	10,698
Residential real estate	3,467	43	62	256	3,828
Home equity	2,519	120	0	31	2,670
Total	$23,700	$861	$62	$1,609	$26,232

	Twelve months ended June 30, 2025
(Dollars in thousands)	Current	30 – 59 days past due	60 – 89 days past due	> 89 days past due	Total
Commercial & industrial	$2,291	$0	$0	$367	$2,658
Commercial real estate-investor	2,274	0	0	0	2,274
Residential real estate	3,420	77	0	137	3,634
Home equity	945	64	0	98	1,107
Total	$8,930	$141	$0	$602	$9,673

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

The following table provides information on nonaccrual loans and leases:

	June 30, 2026			December 31, 2025
(Dollars in thousands)	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual
Nonaccrual loans
Commercial & industrial	$8,781	$11,524	$20,305	$17,329	$10,132	$27,461
Lease financing	6,059	1,499	7,558	4,770	890	5,660
Construction real estate	698	0	698	0	1,120	1,120
Commercial real estate	26,250	18,154	44,404	15,977	29,613	45,590
Residential real estate	272	17,988	18,260	0	18,302	18,302
Home equity	547	3,548	4,095	0	2,927	2,927
Installment	0	832	832	0	748	748
Total nonaccrual loans	$42,607	$53,545	$96,152	$38,076	$63,732	$101,808

Interest income recognized on loans and leases while on nonaccrual was insignificant for the three and six months ended June 30, 2026 and June 30, 2025.

A loan is considered to be collateral dependent when the borrower is experiencing financial difficulty and the repayment is expected to be provided substantially through the operation or sale of collateral. The following table presents the amortized cost basis of collateral dependent loans by class of loan.

	June 30, 2026
	Type of Collateral
(Dollar in thousands)	Business assets	Commercial real estate	Equipment	Land	Residential real estate	Other	Total
Class of loan
Commercial & industrial	$13,334	$0	$1,999	$0	$0	$4,972	$20,305
Lease financing	0	0	7,558	0	0	0	7,558
Construction real estate	0	698	0	0	0	0	698
Commercial real estate-investor	0	38,235	0	0	16	0	38,251
Commercial real estate-owner	0	6,125	0	0	28	0	6,153
Residential real estate	0	0	0	0	18,260	0	18,260
Home equity	0	0	0	0	4,095	0	4,095
Installment	0	0	0	0	0	832	832
Total	$13,334	$45,058	$9,557	$0	$22,399	$5,804	$96,152

	December 31, 2025
	Type of Collateral
(Dollar in thousands)	Business assets	Commercial real estate	Equipment	Land	Residential real estate	Other	Total
Class of loan
Commercial & industrial	$18,822	$0	$2,392	$0	$0	$6,247	$27,461
Lease financing	0	0	5,660	0	0	0	5,660
Construction real estate	0	1,120	0	0	0	0	1,120
Commercial real estate-investor	0	36,862	0	0	46	0	36,908
Commercial real estate-owner	0	8,682	0	0	0	0	8,682
Residential real estate	0	0	0	0	18,302	0	18,302
Home equity	0	0	0	0	2,927	0	2,927
Installment	0	0	0	0	0	748	748
Total	$18,822	$46,664	$8,052	$0	$21,275	$6,995	$101,808

PCD Loans. First Financial has purchased loans, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount of those loans is as follows:

(Dollars in thousands)	2026	2025
Purchase price of loans at acquisition	$3,081	$27,402
Allowance for credit losses at acquisition	785	3,050
Non-credit discount at acquisition	98	1,505
Par value of acquired loans at acquisition	$3,964	$31,957

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

The components of the Company's net investments in direct financing and sales-type leases, which are included in Lease financing on the Consolidated Balance Sheets are as follows:

(Dollar in thousands)	June 30, 2026	December 31, 2025
Direct financing and sales-type leases
Lease receivables	$651,388	$627,742
Unguaranteed residual values	7,940	10,785
Total net investment in direct financing and sales-type leases	$659,328	$638,527

Interest income for direct financing and sales-type leases was $10.6 million and $9.8 million for the three months ended June 30, 2026 and June 30, 2025, respectively. Interest income for direct financing and sales-type leases was $19.8 million and $18.8 million for the six months ended June 30, 2026 and June 30, 2025, respectively.

The remaining maturities of lease receivables were as follows:

(Dollars in thousands)	Direct financing and Sales-type
Remainder of 2026	$122,652
2027	226,644
2028	162,622
2029	114,735
2030	66,605
Thereafter	42,179
Total lease payments	735,437
Less: unearned income	(84,049)
Net lease receivables	$651,388

OREO. OREO consists of properties acquired by the Company primarily through the loan foreclosure or repossession process, that results in partial or total satisfaction of problem loans.

Changes in OREO were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2026	2025	2026	2025
Balance at beginning of period	$238	$213	$184	$64
Additions
Commercial real estate	0	0	0	0
Residential real estate	0	0	54	149
Total additions	0	0	54	149
Disposals
Commercial real estate	0	0	0	0
Residential real estate	(64)	0	(64)	0
Total disposals	(64)	0	(64)	0
Valuation adjustment
Commercial real estate	0	0	0	0
Residential real estate	0	(9)	0	(9)
Total valuation adjustment	0	(9)	0	(9)
Balance at end of period	$174	$204	$174	$204
NOTE 5:  ALLOWANCE FOR CREDIT LOSSES

Allowance for credit losses - loans and leases. The ACL is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. The ACL is increased by provision expense and decreased by charge-offs, net of recoveries of amounts previously charged-off. First Financial's policy is to charge-off all or a portion of a loan when, in management's opinion, it is unlikely to collect the principal amount owed in full, either through payments from the borrower or a guarantor or from the liquidation of collateral. Similarly, upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the ACL is adjusted by the same amount. Cumulative recovery payments credited to the ACL for any loan should not exceed the amount charged-off. Accrued interest receivable on loans and leases, which totaled $57.4 million and $54.1 million as of June 30, 2026 and December 31, 2025, respectively, is excluded from the estimate of credit losses.

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

The ACL on loans and leases was $189.9 million as of June 30, 2026 and $186.5 million as of December 31, 2025. The change in the reserve on loans and leases compared to December 31, 2025 was primarily driven by the impact from the BankFinancial acquisition. In the first quarter of 2026, and in accordance with the early adoption of ASU 2025-08, the Company recorded a $2.8 million increase in the ACL for non-PCD loans with an offsetting adjustment to the amortized cost basis of the assets to account for the expected losses on acquired BankFinancial loans.

Changes in the allowance by loan category were as follows:

	Three months ended June 30, 2026
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction real estate	Commercial real estate	Residential real estate	Home Equity	Installment	Credit card	Total
Allowance for credit losses:
Balance at beginning of period	$70,472	$15,242	$14,301	$44,223	$16,101	$16,661	$3,495	$3,221	$183,716
Provision for credit losses	984	929	1,071	8,818	(435)	844	329	393	12,933
Gross charge-offs	(2,437)	(1,314)	0	(2,484)	(84)	(262)	(1,034)	(704)	(8,319)
Recoveries	463	114	0	8	18	157	660	162	1,582
Total net charge-offs	(1,974)	(1,200)	0	(2,476)	(66)	(105)	(374)	(542)	(6,737)
Ending allowance for credit losses	$69,482	$14,971	$15,372	$50,565	$15,600	$17,400	$3,450	$3,072	$189,912

	Three months ended June 30, 2025
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction real estate	Commercial real estate	Residential real estate	Home Equity	Installment	Credit card	Total
Allowance for credit losses:
Balance at beginning of period	$50,474	$12,837	$19,564	$34,637	$17,186	$15,132	$3,119	$2,533	$155,482
Provision for credit losses	7,627	1,665	(656)	(574)	(123)	714	93	338	9,084
Loans charged off	(4,996)	(606)	0	0	(16)	(100)	(1,120)	(489)	(7,327)
Recoveries	290	11	0	70	42	74	716	80	1,283
Total net charge-offs	(4,706)	(595)	0	70	26	(26)	(404)	(409)	(6,044)
Ending allowance for credit losses	$53,395	$13,907	$18,908	$34,133	$17,089	$15,820	$2,808	$2,462	$158,522

	Six months ended June 30, 2026
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction real estate	Commercial real estate	Residential real estate	Home equity	Installment	Credit card	Total
Allowance for credit losses:
Beginning balance	$75,155	$15,162	$16,951	$38,389	$18,084	$16,035	$3,874	$2,837	$186,487
Initial allowance on purchased loans	1,734	0	0	907	54	42	1	91	2,829
Provision for credit losses	5,255	1,029	(1,579)	13,746	(2,375)	1,431	409	1,047	18,963
Loans charged off	(13,225)	(1,357)	0	(2,513)	(211)	(381)	(2,092)	(1,200)	(20,979)
Recoveries	563	137	0	36	48	273	1,258	297	2,612
Total net charge-offs	(12,662)	(1,220)	0	(2,477)	(163)	(108)	(834)	(903)	(18,367)
Ending allowance for credit losses	$69,482	$14,971	$15,372	$50,565	$15,600	$17,400	$3,450	$3,072	$189,912

	Six months ended June 30, 2025
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction real estate	Commercial real estate	Residential real estate	Home equity	Installment	Credit card	Total
Allowance for credit losses:
Beginning balance	$49,987	$13,079	$19,216	$35,721	$17,822	$14,774	$3,564	$2,628	$156,791
Provision for credit losses	16,097	2,848	(308)	(1,682)	(783)	1,014	406	633	18,225
Loans charged off	(13,174)	(2,060)	0	0	(16)	(186)	(2,441)	(963)	(18,840)
Recoveries	485	40	0	94	66	218	1,279	164	2,346
Total net charge-offs	(12,689)	(2,020)	0	94	50	32	(1,162)	(799)	(16,494)
Ending allowance for credit losses	$53,395	$13,907	$18,908	$34,133	$17,089	$15,820	$2,808	$2,462	$158,522

Allowance for credit losses - unfunded commitments. First Financial estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over their estimated lives consistent with the Company's ACL methodology for loans and leases.

First Financial determined the adequacy of this reserve based upon an evaluation of the unfunded credit facilities, which included consideration of historical commitment utilization experience, credit risk ratings and historical loss rates, consistent with the Company's ACL methodology.

The ACL on unfunded commitments was $18.3 million as of June 30, 2026 and $20.2 million as of December 31, 2025. Additionally, First Financial recorded provision recapture related to the allowance on unfunded commitments of $4.7 million for the three months ended June 30, 2026 and provision expense of $0.7 million for the three months ended June 30, 2025. First Financial recorded provision recapture related to the allowance on unfunded commitments of $2.2 million for the six months ended June 30, 2026 and provision expense related to the allowance on unfunded commitments of $0.3 million for the six months ended June 30, 2025.

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

Substantially all of the Company's lessee contracts are classified as operating leases. Under Accounting Topic 842, operating lease agreements are required to be recognized on the Consolidated Balance Sheets as an ROU asset and a corresponding lease liability. The Company's right to use an asset over the life of a lease is recorded as an ROU asset in Accrued interest and other assets on the Consolidated Balance Sheets. Certain adjustments to the ROU asset may be required for items such as initial direct costs paid or incentives received. As of June 30, 2026 and December 31, 2025, the Company's ROU was $52.7 million and $48.6 million, respectively. First Financial recorded a $62.0 million and $58.1 million lease liability in Accrued interest and other liabilities on the Consolidated Balance Sheets at June 30, 2026 and December 31, 2025, respectively.

First Financial's leases are generally for periods of 5 to 30 years with various renewal options. Certain renewal options are included in the measurement of the ROU assets and lease liabilities if they are reasonably certain to be exercised. Variable lease payments that are dependent on an index or a rate are initially measured using the index or rate at the commencement date and are included in the measurement of the lease liability. Variable lease payments that are not dependent on an index or a rate are excluded from the measurement of the lease liability and are recognized in profit and loss when incurred. Variable lease payments are defined as payments made for the right to use an asset that vary because of changes in facts or circumstances occurring after the commencement date, other than the passage of time. The Company has elected not to recognize short-term leases (terms of one year or less) as lease liabilities and right-of use assets; related expenses are recognized on a straight-line basis over the lease term. Additionally, the Company has elected to apply the risk-free discount rate for leases in which there is no implicit discount rate.

First Financial has lease agreements with lease and non-lease components, which are generally accounted for separately. For real estate leases, non-lease components and other non-components, such as common area maintenance charges, real estate taxes, and insurance, are not included in the measurement of the lease liability since they are generally able to be segregated. First Financial does not have any material sub-lease agreements.

The components of lease expense were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2026	2025	2026	2025
Operating lease cost	$2,653	$1,995	$5,141	$4,008
Finance lease cost:
Amortization of right-of-use assets	25	25	50	51
Interest on lease liabilities	12	13	24	27
Variable lease cost	793	760	1,567	1,520
Total lease cost	$3,483	$2,793	$6,782	$5,606

Future minimum commitments due under these lease agreements as of June 30, 2026 are as follows:

(Dollars in thousands)	Operating leases	Finance leases
2026 (remaining six months)	$5,141	$76
2027	9,669	154
2028	9,338	159
2029	8,736	160
2030	8,401	111
Thereafter	35,426	697
Total lease payments	76,711	1,357
Less imputed interest	(14,743)	(259)
Total	$61,968	$1,098

Supplemental balance sheet information related to leases was as follows:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Operating leases
Operating lease right-of-use assets	$52,696	$48,647
Operating lease liabilities	61,968	58,112

Finance leases
Premises and equipment	$861	$910
Long-term debt	1,098	1,149

Weighted-average remaining lease term
Operating leases	10.5 years	10.7 years
Finance leases	9.8 years	10.2 years

Weighted-average discount rate
Operating leases	3.72%	3.53%
Finance leases	4.43%	4.42%

Supplemental cash flow information at June 30, 2026 and 2025 related to leases was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,786	$2,121	$5,393	$4,217
Operating cash flows from finance leases	12	13	24	27
Financing cash flows from finance leases	26	25	52	48
ROU assets obtained in exchange for lease obligations
Operating leases	3,920	35	7,056	399
Finance leases	0	0	0	(272)

NOTE 7: OPERATING LEASES - LESSOR

First Financial provides financing for various types of equipment through a variety of leasing arrangements. Operating leases are carried at cost less accumulated depreciation in the Consolidated Balance Sheets. Operating leases were $241.7 million and $214.0 million at June 30, 2026, and December 31, 2025, respectively, net of accumulated depreciation of $165.5 million and $151.4 million, respectively. The Company recorded lease income of $21.0 million and $18.7 million related to lease payments for operating leases in Leasing business income in the Consolidated Statements of Income for the three months ended June 30, 2026 and 2025, respectively, and $41.1 million and $36.6 million for the six months ended June 30, 2026 and 2025, respectively. Depreciation expense related to operating lease equipment was $14.6 million and $13.2 million for the three months ended June 30, 2026 and 2025, respectively, and $28.8 million and $26.0 million for the six months ended June 30, 2026 and 2025, respectively. Depreciation expense related to operating lease equipment is included in Leasing business expense in the Consolidated Statements of Income.

First Financial performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. First Financial recognized no impairment losses associated with operating lease assets for the three and six month periods ended June 30, 2026 or 2025. Recognized impairment losses, if any, would be recorded in Leasing business income in the Consolidated Statements of Income.

The future lease payments receivable from operating leases as of June 30, 2026 are as follows:

(Dollars in thousands)	Undiscounted cash flows
2026 (remaining six months)	$36,591
2027	59,497
2028	40,332
2029	26,811
2030	15,541
Thereafter	5,765
Total operating lease payments	$184,537

NOTE 8:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill. Assets and liabilities acquired in a business combination are recorded at their estimated fair values as of the acquisition date. The excess of the purchase price of the acquisition over the fair value of net assets acquired is recorded as goodwill.

Changes in the carrying amount of goodwill for the three and six months ended June 30, 2026 and June 30, 2025 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2026	2025	2026	2025
Balance at beginning of period	$1,099,543	$1,007,656	$1,099,524	$1,007,656
Goodwill resulting from business combinations	393	0	412	0
Balance at end of period	$1,099,936	$1,007,656	$1,099,936	$1,007,656

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

Goodwill is evaluated for impairment on an annual basis as of October 1 of each year, or whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value. First Financial performed its most recent annual impairment test as of October 1, 2025 and no impairment was indicated. As of June 30, 2026, no events or changes in circumstances indicated that the fair value of the reporting unit was below its carrying value.

Other intangible assets. Other intangible assets consist primarily of core deposit intangibles, customer lists, mortgage servicing rights and other miscellaneous intangibles, such as purchase commissions, non-compete agreements and trade name intangibles.

Core deposit intangibles represent the estimated fair value of acquired customer deposit relationships on the date of acquisition and are amortized on an accelerated basis over their estimated useful lives. As of June 30, 2026, First Financial's core deposit intangibles have an estimated remaining life of 8.9 years.

First Financial recorded a customer list intangible asset in conjunction with the Agile, Summit and Bannockburn acquisitions to account for the obligation or advantage on the part of either the Company or customers to continue pre-existing relationships subsequent to the merger. These customer list intangibles are being amortized on a straight-line basis over their estimated useful lives. The Agile customer list was $2.2 million at June 30, 2026 and $2.3 million at December 31, 2025, and is being amortized over an estimated remaining life of 10.7 years. The Summit customer list was $18.8 million and $20.1 million at June 30, 2026 and December 31, 2025, respectively, and is being amortized over an estimated remaining life of 7.5 years. The Bannockburn customer list was $14.9 million and $16.7 million at June 30, 2026 and December 31, 2025, respectively, and is being amortized over an estimated remaining life of 4.2 years.

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

Amortization expense recognized on other intangible assets for the three months ended June 30, 2026 and June 30, 2025 was $7.6 million and $3.4 million, which included MSR amortization of $1.4 million and $1.1 million, respectively. Amortization expense recognized on other intangible assets for the six months ended June 30, 2026 and June 30, 2025 was $15.2 million and $6.6 million, which included MSR amortization of $2.7 million and $1.9 million, respectively.

The gross carrying amount and accumulated amortization of other intangible assets at June 30, 2026 and December 31, 2025 were as follows:

(Dollars in thousands)	June 30, 2026		December 31, 2025
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Core deposit intangibles	$121,806	$(46,080)	$88,814	$(36,777)
Customer lists	72,278	(36,279)	72,278	(33,127)
Other	9,269	(3,734)	9,269	(3,654)
Mortgage servicing rights	35,582	(12,137)	33,013	(10,984)
Total	$238,935	$(98,230)	$203,374	$(84,542)

NOTE 9:  BORROWINGS

On the Consolidated Balance Sheets, short-term borrowings, or borrowings that mature in less than one year, include federal funds purchased, overnight advances from the FHLB and a short-term line of credit.

First Financial had $570.0 million and $675.0 million in short-term FHLB advances at June 30, 2026 and December 31, 2025, respectively. These short-term borrowings are used to manage normal liquidity needs and support the Company's asset and liability management strategies. Additionally, at June 30, 2026 and December 31, 2025, other short-term borrowings included $39.5 million and $0.3 million, respectively, of collateral owed to counterparty banks by First Financial.

First Financial also has a $40.0 million short-term credit facility with an unaffiliated bank that matures in December 2026, which is included in short-term borrowings. This facility has a variable interest rate and provides First Financial additional liquidity, if needed, for various corporate activities including the repurchase of First Financial common stock and the payment of dividends to shareholders. As of both June 30, 2026 and December 31, 2025, First Financial had no outstanding balance on this facility. The credit agreement requires First Financial to comply with certain covenants including those related to asset quality and capital levels, and First Financial was in compliance with all covenants associated with this facility as of both June 30, 2026 and December 31, 2025. This credit facility also required First Financial to pledge as collateral the Bank's common stock where the lender is granted a security interest in this collateral.

The following is a summary of First Financial's short-term borrowings:

(Dollars in thousands)	June 30, 2026	December 31, 2025
FHLB short-term borrowings	$570,000	$675,000
Other short-term borrowings	39,532	332
Total short-term borrowings	$609,532	$675,332

The following is a summary of First Financial's long-term debt:

	June 30, 2026		December 31, 2025
(Dollars in thousands)	Amount	Average rate	Amount	Average rate
Subordinated notes	$363,294	6.83%	$495,077	7.19%
Unamortized debt issuance costs	(4,242)	N/A	(5,204)	N/A
Notes issued in conjunction with acquisition of property and equipment	22,400	5.60%	23,030	5.38%
Capital lease liability	1,098	4.43%	1,149	4.42%
Total long-term debt	$382,550	6.82%	$514,052	7.18%

In 2020, First Financial issued $150.0 million of fixed to floating rate subordinated notes that mature in May 2030 and had an initial fixed interest rate of 5.25%. The Company elected to redeem these subordinated notes in whole on the February 2026 interest payment date. Therefore, these notes are not included in the Consolidated Balance Sheets as of June 30, 2026.

In November 2025, First Financial issued $300.0 million of fixed to floating rate subordinated notes. These subordinated notes have an initial fixed interest rate of 6.375% to, but excluding, December 1, 2030, payable semi-annually in arrears. From, and including, December 1, 2030, the interest rate on the subordinated notes will reset quarterly to a floating rate per annum equal to a benchmark rate, which is expected to be the then-current three-month term SOFR, plus 300 basis points, payable quarterly in arrears. These subordinated notes mature on December 1, 2035 and are redeemable by the Company in whole or in part beginning with the interest payment date of December 1, 2030. The subordinated notes issued in November 2025 are eligible to be treated as Tier 2 capital for 100% of its original issuance amount at June 30, 2026 for regulatory capital purposes.

In conjunction with the BankFinancial transaction, First Financial acquired $18.5 million of fixed to floating rate subordinated notes. These subordinated notes were originated in April 2021 and have an initial fixed interest rate of 3.75% to, but excluding, May 15, 2026, payable semi-annually in arrears. From, and including, May 15, 2026, the interest rate on the subordinated notes will reset quarterly to a floating rate per annum equal to a benchmark rate, currently the three-month term SOFR, plus 299 basis points, payable quarterly in arrears. As of June 30, 2026, the interest rate was 6.64%. The subordinated notes mature on May 15, 2031 and are redeemable by the Company, in whole or in part, on May 15, 2026, on any interest payment date thereafter, and at any time upon the occurrence of certain events. These acquired subordinated notes are eligible to be treated as Tier 2 capital for 80% of its original issuance amount at June 30, 2026 for regulatory capital purposes. The Company has received regulatory approval to redeem this subordinated debt, and anticipates doing so on the date of the scheduled third quarter interest payment.

First Financial acquired $49.5 million of variable rate subordinated notes in the MSFG merger that were issued to previously formed trusts in exchange for the trust proceeds. These notes were recorded at fair value at the date of the MSFG merger and the Consolidated Balance Sheets include $45.3 million and $45.1 million for these notes at June 30, 2026 and December 31, 2025, respectively. Interest on the acquired subordinated notes is payable quarterly, in arrears, and the Company has the option to defer interest payments for a period not to exceed 20 consecutive quarters. These acquired subordinated notes mature 30 years after the date of original issuance and may be called at par following the 5 year anniversary of issuance. These variable rate subordinated notes are callable as of June 30, 2026 and are treated as Tier 1 capital for regulatory capital purposes.

Additionally, long-term debt included $22.4 million and $23.0 million of term notes, both with and without recourse, with an average interest rate of 5.60% and 5.38% at June 30, 2026 and December 31, 2025, respectively. These term notes were used to finance equity investments in the purchase of equipment to be leased to customers.

NOTE 10:  DERIVATIVES

First Financial maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce certain risks related to interest rate, prepayment and foreign currency volatility. Additionally, First Financial holds derivative instruments for the benefit of its commercial customers and for other business purposes. The Company does not enter into unhedged speculative derivative positions. The Company’s interest rate risk management strategy involves modifying the repricing characteristics of certain financial instruments so that changes in interest rates do not adversely affect First Financial’s net interest margin and cash flows. Derivative instruments that the Company may use as part of its interest rate risk management strategy include interest rate caps, floors, swaps and foreign exchange contracts, to meet the needs of its clients while managing the interest and currency rate risk associated with certain transactions. First Financial may also utilize interest rate swaps to manage the interest rate risk profile of the Company. The impact from the changes in the fair value of derivatives in cash flow hedging arrangements is reported in Accumulated other comprehensive income (loss).

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

At June 30, 2026, for interest rate client derivatives, the Company had a total counterparty notional amount outstanding of $2.8 billion, spread among seven counterparties, with an estimated fair value of $48.7 million. At December 31, 2025, the Company had interest rate client derivatives with a total counterparty notional amount outstanding of $2.4 billion, spread among seven counterparties, with an estimated fair value of $24.7 million.

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

At June 30, 2026, for foreign exchange contracts, the Company had total counterparty notional amount outstanding of $9.9 billion spread among four counterparties, with an estimated fair value of $29.3 million. At December 31, 2025, the Company had total counterparty notional amounts outstanding of $8.3 billion spread among four counterparties, with an estimated fair value of $1.1 million.

In connection with its use of foreign exchange contracts, First Financial and its counterparties may be required to post cash collateral to offset the market position of the derivative instruments. First Financial maintains the right to offset these derivative positions with the collateral posted against them by or with the relevant counterparties.

In 2024, a single foreign exchange trade was mutually terminated and the counterparty was not able to immediately fully satisfy the obligation under the agreement. As such, at December 31, 2024, a $45.0 million receivable was established in Accrued interest and other assets on the Consolidated Balance Sheet, and the Company considers this receivable a classified asset for asset quality purposes. In 2025, the customer paid down this receivable by $8.0 million. At June 30, 2026, there was $37.0 million outstanding related to this receivable.

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

At June 30, 2026, for commodities contracts, the Company had total counterparty notional amount outstanding of $99.5 million with seven counterparties and an estimated fair value of $4.4 million. At December 31, 2025, the Company had total counterparty notional amount outstanding of $24.3 million with six counterparties and an estimated fair value of $0.4 million.

Cash flow hedges. First Financial enters into interest rate collars and floors, which are designated as cash flow hedges, to mitigate interest rate risk on variable-rate commercial loan pools. As of both June 30, 2026 and December 31, 2025, these hedges were determined to be effective and are expected to remain effective during the remaining terms. Changes in the fair value of cash flow hedges included in the assessment of hedge effectiveness are recorded in AOCI and reclassified from AOCI to current period earnings when the hedged item affects earnings. Reclassified gains and losses on interest rate contracts related to C&I loans are recorded within interest income in the Consolidated Statements of Income.

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

The notional value of the Company's cash flow hedges was $1.0 billion at June 30, 2026, with a loss of $0.3 million recorded in AOCI in the Consolidated Balance Sheet. As of June 30, 2026, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 30 months. It is estimated that $0.7 million will be reclassified from OCI to interest income during the next 12 months.

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

The effect of derivative instruments in cash flow hedging relationships on the Consolidated Statements of Income for the three months ended June 30, were as follows:

Derivatives in Cash Flow Hedging Relationship	Location of Gain or (Loss) Reclassified from AOCI into income	Gain (loss) reclassified from AOCI on Derivatives		Gain (loss) recognized in OCI on Derivatives
(Dollars in thousands)		June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest rate contracts	Interest income/(expense)	$(199)	$(199)	$(344)	$438

The effect of derivative instruments in cash flow hedging relationships on the Consolidated Statements of Income for the six months ended June 30, were as follows:

Derivatives in Cash Flow Hedging Relationship	Location of Gain or (Loss) Reclassified from AOCI into income	Gain (loss) reclassified from AOCI on Derivatives		Gain (loss) recognized in OCI on Derivatives
(Dollars in thousands)		June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest rate contracts	Interest income/(expense)	$(398)	$(398)	$(395)	$1,994

The following table details the classification and amounts of derivative contracts recognized in the Consolidated Balance Sheets:

	June 30, 2026			December 31, 2025
		Estimated fair value			Estimated fair value
(Dollars in thousands)	Notional amount	Gain (1)	Loss (2)	Notional amount	Gain (1)	Loss (2)
Derivatives not designated as qualifying hedging instruments
Interest rate derivatives-instruments associated with loans (3)
Matched interest rate contracts with borrowers	$2,756,778	$7,614	$(54,684)	$2,425,106	$23,271	$(46,159)
Matched interest rate contracts with counterparty	2,756,778	54,684	(7,577)	2,425,106	46,138	(23,243)
Foreign exchange contracts (4)
Matched foreign exchange contracts with customers	9,959,681	233,085	(203,806)	8,368,518	161,649	(160,523)
Match foreign exchange contracts with counterparty	9,902,999	203,806	(233,085)	8,318,982	160,523	(161,649)
Commodity contracts(5)
Matched commodity with client	98,195	1,578	(5,542)	24,180	909	(994)
Matched commodity with counterparty	99,466	8,058	(3,707)	24,269	669	(1,084)
Total derivatives not designated as qualifying hedging instruments	25,573,897	508,825	(508,401)	21,586,161	393,159	(393,652)

Derivatives designated as qualifying hedging instruments
Cash flow hedges (6)
Interest rate collars and floors	1,000,000	4	(165)	1,000,000	708	0
Total derivatives designated as qualifying hedging instruments	1,000,000	4	(165)	1,000,000	708	0
Total	$26,573,897	$508,829	$(508,566)	$22,586,161	$393,867	$(393,652)
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

The following tables disclose the gross and net amounts of derivative contracts recognized in the Consolidated Balance Sheets:

	Derivative contracts in an asset position at June 30, 2026
				Gross amounts not offset in Consolidated Balance Sheet
(Dollars in thousands)	Gross amounts of recognized assets (2)	Gross amounts offset in the Consolidated Balance Sheets	Net amounts presented in the Consolidated Balance Sheets	Financial instruments recognized amounts	Cash or financial instrument collateral (3)	Net amount
Interest rate contracts (1)	$62,298	$0	$62,298	$(24,233)	$(38,065)	$0
Foreign exchange contracts	493,573	0	493,573	(178,623)	(25,184)	289,766
Commodity contracts	9,636	0	9,636	(4,217)	0	5,419
Cash flow hedges	4	0	4	0	(4)	0
Total	$565,511	$0	$565,511	$(207,073)	$(63,253)	$295,185

	Derivative contracts in an liability position at June 30, 2026
				Gross amounts not offset in Consolidated Balance Sheet
(Dollars in thousands)	Gross amounts of recognized liabilities (2)	Gross amounts offset in the Consolidated Balance Sheets	Net amounts presented in the Consolidated Balance Sheets	Financial instruments recognized amounts	Cash or financial instrument collateral (3)	Net amount
Interest rate contracts (1)	$62,261	$0	$62,261	$(12,206)	$0	$50,055
Foreign exchange contracts	436,891	0	436,891	(178,623)	0	258,268
Commodity contracts	9,249	0	9,249	(4,217)	(53)	4,979
Cash flow hedges	0	0	0	0	0	0
Total	$508,401	$0	$508,401	$(195,046)	$(53)	$313,302

	Derivative contracts in an asset position at December 31, 2025
				Gross amounts not offset in Consolidated Balance Sheet
(Dollars in thousands)	Gross amounts of recognized assets (2)	Gross amounts offset in the Consolidated Balance Sheets	Net amounts presented in the Consolidated Balance Sheets	Financial instruments recognized amounts	Cash or financial instrument collateral (3)	Net amount
Interest rate contracts (1)	$69,409	$0	$69,409	$(43,607)	$(12,660)	$13,142
Foreign exchange contracts	371,710	0	371,710	(126,506)	0	245,204
Commodity contracts	1,578	0	1,578	(670)	0	908
Cash flow hedges	708	0	708	0	(708)	0
Total	$443,405	$0	$443,405	$(170,783)	$(13,368)	$259,254

	Derivative contracts in an liability position at December 31, 2025
				Gross amounts not offset in Consolidated Balance Sheet
(Dollars in thousands)	Gross amounts of recognized liabilities (2)	Gross amounts offset in the Consolidated Balance Sheets	Net amounts presented in the Consolidated Balance Sheets	Financial instruments recognized amounts	Cash or financial instrument collateral (3)	Net amount
Interest rate contracts (1)	$69,402	$0	$69,402	$(24,594)	$0	$44,808
Foreign exchange contracts	322,172	0	322,172	(126,506)	(5,894)	189,772
Commodity contracts	2,078	0	2,078	(670)	(462)	946
Cash flow hedges	0	0	0	0	0	0
Total	$393,652	$0	$393,652	$(151,770)	$(6,356)	$235,526

(1) Includes accrued interest receivable.
(2) Amount does not include IRLCs because these instruments are not subject to master netting or similar arrangements
(3) Amount of collateral received is an offset to asset positions or pledged as an offset of liability positions

The following table details the derivative financial instruments and the average remaining maturities at June 30, 2026:

(Dollars in thousands)	Notional amount	Average maturity (years)	Fair value
Interest rate contracts
Receive fixed, matched interest rate contracts with borrower	$2,756,778	3.6	$(47,070)
Pay fixed, matched interest rate contracts with counterparty	2,756,778	3.6	47,107
Foreign exchange contracts
Foreign exchange contracts - pay USD	9,959,681	0.5	29,279
Foreign exchange contracts - receive USD	9,902,999	0.5	(29,279)
Commodities contracts
Client commodity contracts	98,195	0.5	(3,964)
Counterparty commodity contracts	99,466	0.5	4,351
Total client derivatives	25,573,897	1.2	424

Cash flow hedges
Interest rate collars and floors on loan pools	1,000,000	1.3	(161)
Total cash flow hedges	1,000,000	1.3	(161)
Total	$26,573,897	1.2	$263

At June 30, 2026, derivative collateral owed by the Company to counterparty banks was $23.0 million with $10.5 million restricted within cash and due from banks on the Company's Consolidated Balance Sheet, $39.5 million recorded in short-term borrowings and $6.0 million in other assets. Derivative collateral owed to the Company from counterparty banks at December 31, 2025 was $21.6 million with $10.2 million restricted within cash and due from banks, $0.3 million recorded in short-term borrowings and $11.7 million in other assets.

Credit derivatives. In conjunction with participating interests in commercial loans, First Financial periodically enters into risk participation agreements with counterparties whereby First Financial either assumes or sells a portion of the credit exposure associated with an interest rate swap on the participated loan in exchange for a fee. Under these agreements, First Financial will either make a payment to or receive a payment from the counterparty if the loan customer defaults on its obligation to perform under the interest rate swap contract. The total notional value of the purchased risk agreements totaled $260.9 million as of June 30, 2026 and $223.5 million as of December 31, 2025. The total notional value of the sold risk agreements totaled $116.1 million as of June 30, 2026 and $111.5 million as of December 31, 2025. The net fair value of these agreements was recorded in Accrued interest and other liabilities on the Consolidated Balance Sheets and was insignificant at both June 30, 2026 and December 31, 2025.

Mortgage derivatives. First Financial enters into IRLCs and forward commitments for the future delivery of mortgage loans to third party investors, which are considered derivatives. When borrowers secure an IRLC with First Financial and the loans are intended to be sold, First Financial will enter into forward commitments for the future delivery of the loans to third party investors in order to hedge against the effect of changes in interest rates impacting IRLCs and loans held for sale. At June 30, 2026, the notional amount of the IRLCs was $47.4 million and the notional amount of forward commitments was $45.5 million. As of December 31, 2025, the notional amount of IRLCs was $37.5 million and the notional amount of forward commitments was $39.3 million. The fair value on these agreements was $0.8 million at June 30, 2026 and $0.7 million at December 31, 2025, and was recorded in Accrued interest and other assets on the Consolidated Balance Sheets.

NOTE 11:  COMMITMENTS AND CONTINGENCIES

First Financial offers a variety of financial instruments including loan commitments and letters of credit to assist clients in meeting their requirement for liquidity and credit enhancement. GAAP does not require these financial instruments to be recorded in the Consolidated Financial Statements.

First Financial utilizes the same credit policies in issuing commitments and conditional obligations as it does for credit instruments recorded on the Consolidated Balance Sheets. First Financial’s exposure to credit loss in the event of non-performance by the counterparty was represented by the contractual amounts of those instruments. First Financial estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company in accordance with ASC 326. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life consistent with the Company's ACL methodology for loans and leases. Adjustments to the reserve for unfunded commitments are recorded in Provision for (recapture of) credit losses - unfunded commitments in the Consolidated Statements of Income. First Financial had $18.3 million and $20.2 million of reserves for unfunded commitments recorded in Accrued interest and other liabilities on the Consolidated Balance Sheets at June 30, 2026 and December 31, 2025, respectively.

Loan commitments. Loan commitments are agreements to extend credit to a client, absent any violation of conditions established in the commitment agreement.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if deemed necessary by First Financial upon extension of credit, is based on management’s credit evaluation of the client.  The collateral held varies, but may include securities, real estate, inventory, plant or equipment. First Financial had commitments to extend credit of $4.7 billion at June 30, 2026 and $4.5 billion at December 31, 2025. As of June 30, 2026, commitments with a fixed interest rate totaled $103.4 million while commitments with variable interest rates totaled $4.6 billion. At December 31, 2025, commitments with a fixed interest rate totaled $75.0 million while commitments with variable interest rates totaled $4.4 billion. First Financial's fixed rate commitments have interest rates ranging from 0.00% to 36.00% at June 30, 2026 and 0.00% to 21.00% at December 31, 2025 and have maturities ranging from less than one year to 31.0 years at June 30, 2026 and maturities ranging from less than one year to 31.6 years at December 31, 2025.

The following table presents by type First Financial's active loan balances and related obligations to extend credit:

	June 30, 2026		December 31, 2025
(dollars in thousands)	Unfunded commitment	Loan balance	Unfunded commitment	Loan balance
Commercial & industrial	$2,174,846	$4,842,347	$2,066,620	$4,632,241
Lease financing	0	659,328	0	638,527
Construction real estate	678,858	599,258	680,920	677,339
Commercial real estate-investor	202,046	3,371,574	204,747	3,246,889
Commercial real estate-owner	38,719	1,177,313	39,973	1,137,667
Residential real estate	0	1,805,044	0	1,832,184
Home equity	1,186,273	1,058,175	1,103,581	1,005,204
Installment	57,355	156,470	48,606	188,694
Credit card	339,382	65,405	323,281	65,325
Total	$4,677,479	$13,734,914	$4,467,728	$13,424,070

Letters of credit. Letters of credit are conditional commitments issued by First Financial to guarantee the performance of a client to a third party.  First Financial’s letters of credit consist of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services.  The risk to First Financial arises from its obligation to make payment in the event of the client's contractual default to produce the contracted good or service to a third party.  First Financial issued letters of credit aggregating $35.9 million and $36.6 million at June 30, 2026 and December 31, 2025, respectively. Management conducts regular reviews of these instruments on an individual client basis.

Risk participation agreements. In conjunction with participating interests in commercial loans, First Financial periodically enters into risk participation agreements with counterparties whereby First Financial either assumes or sells a portion of the credit exposure associated with an interest rate swap on the participated loan in exchange for a fee. Under these agreements, First Financial will either make a payment to or receive a payment from the counterparty if the loan customer defaults on its obligation to perform under the interest rate swap contract. The total notional amount of the risk participation agreements was $377.0 million and $335.0 million at June 30, 2026 and December 31, 2025, respectively.

Affordable housing projects and other tax credit investments. First Financial is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved qualified affordable housing, renewable energy, or other renovation or community revitalization projects. These investments are included in Accrued interest and other assets in the Consolidated Balance Sheets, with any unfunded commitments included in Accrued interest and other liabilities in the Consolidated Balance Sheets. As of June 30, 2026, First Financial expects to recover its remaining investments through the use of the tax credits that are generated by the investments.

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

The following table summarizes First Financial's investments in affordable housing projects and other tax credit investments.

(Dollars in thousands)		June 30, 2026		December 31, 2025
Investment	Accounting Method	Investment	Unfunded commitment	Investment	Unfunded commitment
LIHTC	Proportional amortization	$195,370	$93,142	$169,031	$81,482
HTC	Proportional amortization	8,138	56	9,874	56
HTC	Equity	6,984	5,846	8,322	5,855
NMTC	Equity	101	0	290	0
Renewable energy	Equity	24,484	12,130	24,765	15,597
Total		$235,077	$111,174	$212,282	$102,990

The following table summarizes First Financial's amortization expense and tax benefit recognized in affordable housing projects and other tax credit investments.

		Three months ended
		June 30, 2026		June 30, 2025
(Dollars in thousands)		Amortization expense (1)	Tax expense (benefit) recognized (2)	Amortization expense (1)	Tax expense (benefit) recognized (2)
LIHTC	Proportional amortization	$6,067	$(5,332)	$2,995	$(4,653)
HTC	Proportional amortization	868	(1,033)	2,414	(1,033)
HTC	Equity	669	(310)	111	(101)
NMTC	Equity	0	0	0	0
Renewable energy	Equity	0	0	0	0
Total		$7,604	$(6,675)	$5,520	$(5,787)

		Six months ended
		June 30, 2026		June 30, 2025
(Dollars in thousands)	Accounting Method	Amortization expense (1)	Tax expense (benefit) recognized (2)	Amortization expense (1)	Tax expense (benefit) recognized (2)
LIHTC	Proportional amortization	$10,918	$(10,709)	$8,973	$(9,300)
HTC	Proportional amortization	1,736	(2,066)	2,467	(2,066)
HTC	Equity	1,338	(620)	223	(202)
NMTC	Equity	0	0	0	0
Renewable energy	Equity	0	0	0	0
Total		$13,992	$(13,395)	$11,663	$(11,568)

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

Contingencies/Litigation. As part of the ordinary course of business, First Financial and its subsidiaries are parties to litigation, including claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral, foreclosure interests that are incidental to our regular business activities and other matters. First Financial and its subsidiaries are engaged in various matters of litigation and have a number of unresolved claims pending. While the ultimate liability with respect to these litigation matters and claims cannot be determined at this time, First Financial believes that damages, if any, and other amounts relating to pending matters are not probable or cannot be reasonably estimated as of June 30, 2026. Reserves are established for these various matters of litigation when appropriate under FASB ASC Topic 450, Contingencies, based in part upon the advice of legal counsel. First Financial had no reserves related to litigation matters as of June 30, 2026 or December 31, 2025.

NOTE 12:  INCOME TAXES

For the second quarter of 2026, income tax expense was $18.0 million, resulting in an effective tax rate of 19.0% compared to $17.9 million and an effective tax rate of 20.3% for the comparable period in 2025. For the first six months of 2026, income tax expense was $37.1 million, resulting in an effective tax rate of 19.7% compared to $30.2 million and an effective tax rate of 19.9% for the comparable period in 2025. The lower effective tax rate in 2026 is primarily driven by a non-taxable bargain purchase gain related to the BankFinancial acquisition, which was partially offset by higher income, nondeductible charitable contributions and lower tax-exempt income.

At both June 30, 2026 and December 31, 2025, First Financial had no unrecognized tax benefits. As defined by FASB ASC Topic 740-10, Income Taxes, an unrecognized tax benefit is a position that if recognized would favorably impact the effective income tax rate in future periods. First Financial recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. At June 30, 2026 and December 31, 2025, the Company had no interest or penalties recorded.

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

First Financial made no cash contributions to the pension plan during the six months ended June 30, 2026 or the year ended December 31, 2025. Since the plan is fully funded, First Financial does not expect to make any contributions to the plan in 2026.

As a result of the plan’s actuarial projections, First Financial recorded expense in the Company's Consolidated Statements of Income, as set forth in the following table:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2026	2025	2026	2025
Service cost	$2,825	$2,775	$5,650	$5,550
Interest cost	1,525	1,425	3,050	2,850
Expected return on assets	(2,675)	(2,550)	(5,350)	(5,100)
Net actuarial loss	525	625	1,050	1,250
Net periodic benefit cost (income)	$2,200	$2,275	$4,400	$4,550

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

Service charges on deposit accounts. The Company earns revenues from its deposit customers for transaction-based fees, account maintenance fees and overdraft fees. Transaction-based fees, which include services such as ATM use fees, stop payment charges, statement rendering and ACH fees, are recognized at the time the transaction is executed, which is the point in time the Company fulfills the customer's request. Account maintenance fees, which relate primarily to monthly maintenance fees charged to customers, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Similarly, overdraft fees are recognized at the point in time that the overdraft occurs, which corresponds with the Company's performance obligation. Service charges on deposit accounts are withdrawn from the customer's deposit account.

Wealth management fees. Wealth management fees are primarily based on the value of assets under management, but can also include flat fees based upon a specific service rendered, such as tax preparation services. The Company’s performance obligation is generally satisfied over time and the resulting fees are recognized monthly, based upon the month-end market value of the assets under management and the applicable fees. The Company does not earn performance-based incentives. Optional services such as real estate sales and tax return preparation services are also available to existing wealth management customers. The Company’s performance obligation for these transactional-based services is generally satisfied, and related revenue recognized, as incurred.

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

Bankcard income. The Company earns interchange fees from cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized concurrent with the transaction processing services provided to the cardholder. Interchange income is presented on the Consolidated Statements of Income net of expenses. Gross interchange income for the second quarter of 2026 was $8.4 million, partially offset by $5.3 million of expenses within Noninterest income. Gross interchange income for the three months ended June 30, 2025 was $7.7 million, partially offset by $3.9 million of expenses within Noninterest income. Gross interchange income for the first six months of 2026 was $16.1 million, partially offset by $9.5 million of expenses within Noninterest income while gross interchange income for the same period in 2025 was $14.8 million, partially offset by $7.8 million of expenses within Noninterest income.

Foreign exchange income. Foreign exchange income includes both spot and forward income in First Financial's Consolidated Statements of Income. Forward income is excluded from the scope of ASU 2014-09; however, spot income is within the scope of the guidance. A foreign exchange spot trade is a trade made for immediate exchange and delivery of the currency, thus satisfying the performance obligation. Income from foreign exchange spot trades was $3.4 million and $2.6 million for the second quarters of 2026 and 2025, respectively, and $6.5 million and $5.4 million for the first six months of 2026 and 2025, respectively.

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

NOTE 15:  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss).  The following table summarizes the changes within each classification of AOCI:

	Three months ended June 30, 2026
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Unrealized gain (loss) on debt securities	$(8,123)	$(283)	$(7,840)	$1,727	$(6,113)	$(191,579)	$(6,113)	$(197,692)
Unrealized gain (loss) on derivatives	(647)	(199)	(448)	104	(344)	43	(344)	(301)
Retirement obligation	0	(525)	525	(121)	404	(24,665)	404	(24,261)
Foreign currency translation	(237)	0	(237)	0	(237)	(1,229)	(237)	(1,466)
Total	$(9,007)	$(1,007)	$(8,000)	$1,710	$(6,290)	$(217,430)	$(6,290)	$(223,720)

	Three months ended June 30, 2025
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Unrealized gain (loss) on debt securities	$7,583	$2	$7,581	$(1,670)	$5,911	$(222,644)	$5,911	$(216,733)
Unrealized gain (loss) on derivatives	371	(199)	570	(132)	438	380	438	818
Retirement obligation	0	(625)	625	(145)	480	(30,000)	480	(29,520)
Foreign currency translation	675	0	675	0	675	(1,624)	675	(949)
Total	$8,629	$(822)	$9,451	$(1,947)	$7,504	$(253,888)	$7,504	$(246,384)

	Six months ended June 30, 2026
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Unrealized gain (loss) on debt securities	$(44,614)	$(1,305)	$(43,309)	$9,540	$(33,769)	$(163,923)	$(33,769)	$(197,692)
Unrealized gain (loss) on derivatives	(912)	(398)	(514)	119	(395)	94	(395)	(301)
Retirement obligation	0	(1,050)	1,050	(242)	808	(25,069)	808	(24,261)
Foreign currency translation	(422)	0	(422)	0	(422)	(1,044)	(422)	(1,466)
Total	$(45,948)	$(2,753)	$(43,195)	$9,417	$(33,778)	$(189,942)	$(33,778)	$(223,720)

	Six months ended June 30, 2025
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Unrealized gain (loss) on debt securities	$41,108	$(9,911)	$51,019	$(11,238)	$39,781	$(256,514)	$39,781	$(216,733)
Unrealized gain (loss) on derivatives	2,196	(398)	2,594	(600)	1,994	(1,176)	1,994	818
Retirement obligation	0	(1,250)	1,250	(290)	960	(30,480)	960	(29,520)
Foreign currency translation	680	0	680	0	680	(1,629)	680	(949)
Total	$43,984	$(11,559)	$55,543	$(12,128)	$43,415	$(289,799)	$43,415	$(246,384)

The following table presents the activity reclassified from accumulated other comprehensive income into income during the three and six month periods ended June 30, 2026 and 2025, respectively:

	Amount reclassified from accumulated other comprehensive income (loss)
	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2026	2025	2026	2025	Affected Line Item in the Consolidated Statements of Income
Gains and losses on cash flow hedges
Interest rate contracts	$(199)	$(199)	$(398)	$(398)	Interest income - Loans and leases, including fees
Realized gain (loss) on securities available-for-sale	(283)	2	(1,305)	(9,911)	Net gain (loss) on investments securities
Recognized net actuarial loss on defined benefit pension plan (1)	(525)	(625)	(1,050)	(1,250)	Other noninterest expense
Total reclassifications for the period, before tax	$(1,007)	$(822)	$(2,753)	$(11,559)
(1) Included in the computation of net periodic pension cost (see Note 13 - Employee Benefit Plans for additional details).

NOTE 16:  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2026	2025	2026	2025
Numerator
Net income available to common shareholders	$76,456	$69,996	$150,901	$121,289

Denominator
Weighted average shares outstanding for basic earnings per common share	103,938,322	94,860,428	103,822,439	94,753,700
Effect of dilutive securities
Employee stock awards	998,419	881,268	954,522	879,879
Adjusted weighted average shares for diluted earnings per common share	104,936,741	95,741,696	104,776,961	95,633,579

Earnings per share available to common shareholders
Basic	$0.74	$0.74	$1.45	$1.28
Diluted	$0.73	$0.73	$1.44	$1.27

Stock options and warrants with exercise prices greater than the average market price of the common shares are excluded from the computation of net income per diluted share, as they would have been antidilutive.  First Financial had no options or warrants outstanding at June 30, 2026 or June 30, 2025.

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

The estimated fair values of First Financial’s financial instruments not measured at fair value on a recurring or nonrecurring basis in the consolidated financial statements were as follows:

	Carrying	Estimated fair value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
June 30, 2026
Financial assets
Cash and interest-bearing deposits with other banks	$785,555	$785,555	$785,555	$0	$0
Investment securities held-to-maturity	46,067	41,882	0	41,882	0
Other investments (1)	12,607	12,607	1,559	40	11,008
Loans and leases	13,545,002	13,383,579	0	0	13,383,579
Accrued interest receivable	80,818	80,818	0	23,440	57,378

Financial liabilities
Deposits	17,583,229	17,570,550	0	17,570,550	0
Short-term borrowings	609,532	609,532	609,532	0	0
Long-term debt	382,550	329,435	0	329,435	0
Accrued interest payable	32,413	32,413	4,191	28,222	0

	Carrying	Estimated fair value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
December 31, 2025
Financial assets
Cash and interest-bearing deposits with other banks	$775,891	$775,891	$775,891	$0	$0
Investment securities held-to-maturity	58,545	54,334	0	54,334	0
Other investments (1)	12,898	12,898	1,850	40	11,008
Loans and leases	13,237,583	13,061,341	0	0	13,061,341
Accrued interest receivable	71,940	71,940	0	17,833	54,107

Financial liabilities
Deposits	16,421,842	16,415,852	0	16,415,852	0
Short-term borrowings	675,332	675,332	675,332	0	0
Long-term debt	514,052	473,291	0	473,291	0
Accrued interest payable	38,304	38,304	2,918	35,386	0
(1) FHLB stock and FRB stock of $125.1 million and $116.7 million as of June 30, 2026 and December 31, 2025, respectively, are excluded from the numbers above.

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

Collateral dependent loans are carried at fair value when the value of the operation or collateral less any costs to sell is not sufficient to cover the remaining balance. In these instances, the loans will either be partially charged-off or receive specific allocations of the ACL. For collateral dependent loans, fair value is generally based on real estate appraisals, a calculation of enterprise value or a valuation of business assets including equipment, inventory and accounts receivable. These loans had a principal amount of $42.6 million and $38.1 million at June 30, 2026 and December 31, 2025, respectively, with a valuation allowance of $15.6 million and $16.1 million at June 30, 2026 and December 31, 2025, respectively.

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

Mortgage servicing rights. Mortgage servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount. If the carrying amount of the servicing asset exceeds fair value, impairment is recorded so that the servicing asset is carried at fair value. Fair value is determined based on a valuation model that calculates the present value of estimated future net servicing income. At June 30, 2026 and December 31, 2025, the fair value of MSR was $37.5 million and $33.7 million, respectively. The valuation model utilized a discount rate of 11.71% at June 30, 2026 and 11.66% at December 31, 2025, respectively, weighted average prepayment speeds of 6.25% at June 30, 2026 and 6.49% at December 31, 2025, respectively, and other economic factors that market participants would use in estimating future net servicing income and that can be validated against available market data.

The financial assets and liabilities measured at fair value on a recurring basis in the consolidated financial statements were as follows:

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/liabilities at fair value
June 30, 2026
Assets
Investment securities available-for-sale	$95	$4,694,702	$38,916	$4,733,713
Loans held for sale	0	33,125	0	33,125
Interest rate derivative contracts	0	62,442	0	62,442
Foreign exchange derivative contracts	0	436,891	0	436,891
Interest rate collars and floors	0	4	0	4
Commodities contracts	0	9,636	0	9,636
Total	$95	$5,236,800	$38,916	$5,275,811

Liabilities
Interest rate derivative contracts	$0	$62,350	$0	$62,350
Foreign exchange derivative contracts	0	436,891	0	436,891
Interest rate collars and floors	0	165	0	165
Commodities contracts	0	9,249	0	9,249
Total	$0	$508,655	$0	$508,655

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/liabilities at fair value
December 31, 2025
Assets
Investment securities available-for-sale	$95	$3,926,021	$45,816	$3,971,932
Loans held for sale	0	16,953	0	16,953
Interest rate derivative contracts	0	69,481	0	69,481
Foreign exchange derivative contracts	0	322,172	0	322,172
Interest rate collars and floors	0	708	0	708
Commodities contracts	0	1,578	0	1,578
Total	$95	$4,336,913	$45,816	$4,382,824

Liabilities
Interest rate derivative contracts	$0	$69,570	$0	$69,570
Foreign exchange derivative contracts	0	322,172	0	322,172
Interest rate collars and floors	0	0	0	0
Commodities contracts	0	2,078	0	2,078
Total	$0	$393,820	$0	$393,820

The following table presents a reconciliation for certain AFS securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2026	2025	2026	2025
Beginning balance	$36,441	$43,338	$45,816	$44,182
Accretion (amortization)	(3,270)	(18)	(8,270)	(40)
Increase (decrease) in fair value	4,125	(29)	8,360	(21)
Settlements	(1,698)	(722)	(10,308)	(1,552)
Transfers into level 3	3,318	0	3,318	0
Ending balance	$38,916	$42,569	$38,916	$42,569

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis.  Adjustments to the fair value of these assets usually result from the application of fair value accounting or write-downs of individual assets.  The following table summarizes financial assets and liabilities measured at fair value on a nonrecurring basis.

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3
June 30, 2026
Assets
Collateral dependent loans
Commercial & industrial	$0	$0	$6,048
Lease financing	0	0	2,710
Construction real estate	0	0	588
Commercial real estate	0	0	17,130
Residential real estate	0	0	212
Home equity	0	0	337

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3
December 31, 2025
Assets
Collateral dependent loans
Commercial & industrial	$0	$0	$8,517
Lease financing	0	0	2,499
Commercial real estate	0	0	11,020

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

The aggregate fair value of the Company’s residential mortgage loans held for sale as of June 30, 2026 and December 31, 2025 was $33.1 million and $17.0 million, respectively. The aggregate unpaid principal balance of the Company’s residential mortgage loans held for sale as of June 30, 2026 and December 31, 2025 was $31.7 million and $15.8 million, respectively. The resulting difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected was $1.5 million and $1.2 million as of June 30, 2026 and December 31, 2025, respectively.

Changes in the estimated fair value of residential mortgage loans held for sale are reported as a component of Net gain from sales of loans in the Company’s Consolidated Statements of Income. The change in fair value of the Company’s residential mortgage loans held for sale resulted in a loss of $0.1 million for the quarter ended June 30, 2026 and a gain of $0.1 million for the quarter ended June 30, 2025. The change in fair value of the Company’s residential mortgage loans held for sale resulted in gains of $0.3 million and $0.6 million for the six months ended June 30, 2026 and June 30, 2025, respectively.

NOTE 18:  BUSINESS COMBINATIONS

Finward Bancorp - Pending

In July 2026, First Financial Bancorp entered into an Agreement and Plan of Merger with Finward Bancorp, an Indiana corporation. Upon completion of the transaction, Peoples Bank, an Indiana state chartered bank, and a wholly owned subsidiary of Finward Bancorp, will merge into First Financial Bank. As of March 31, 2026, Finward Bancorp operated 24 full-service banking offices and had, on an unaudited basis, approximately $2.0 billion of total assets, $1.5 billion of total loans and $1.7 billion of total deposits. The completion of this transaction will expand First Financial’s presence in the Northwest Indiana and Chicagoland markets with a strong core deposit franchise while supplementing its existing commercial banking and wealth management lines of business.

Upon the terms and subject to the conditions set forth in the merger agreement, at the effective time of the merger, each share of common stock of Finward Bancorp will be converted into the right to receive 1.35 shares of First Financial common stock.

The completion of the merger is subject to customary conditions, including approval of the merger by Finward's stockholders, authorization for listing on the NASDAQ Stock Market LLC of the shares of First Financial Common Stock to be issued in connection with the merger, subject to official notice of issuance, the receipt of specified governmental consents and approvals that are necessary to consummate the transactions contemplated by the merger agreement and termination or expiration of all applicable waiting periods, and the absence of any order or other restraint preventing the consummation of the merger. Each party’s obligation to complete the merger is also subject to certain additional customary conditions, including, subject to certain exceptions, the accuracy of the representations and warranties of the other party, performance in all material respects by the other party of its obligations under the merger agreement, and receipt by such party of an opinion from counsel to the effect that the merger will qualify as a reorganization.

No First Financial shareholder approval is required, but the transaction is subject to approval by Finward's shareholders at a special meeting of shareholders. First Financial expects the acquisition to close in the fourth quarter of 2026 or the first quarter of 2027.

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

The BankFinancial transaction was accounted for using the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date in accordance with FASB ASC Topic 805, Business Combinations. The fair value measurements of assets acquired and liabilities assumed were $1.4 billion and $1.3 billion, respectively. Acquisition accounting adjustments are considered preliminary at June 30, 2026. These fair value measurements are subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values become available, and the measurement period ends January 1, 2027. Changes to the acquisition-date fair values of assets acquired, liabilities assumed, or consideration transferred during the measurement period may result in adjustments to the bargain purchase gain.

As the purchase price for BankFinancial was less than the fair value of the net identifiable assets acquired, the transaction resulted in the recognition of a gain on bargain purchase of $12.1 million. This gain is recorded within Noninterest Income in the Company's Consolidated Statement of Income and arose primarily from transaction-specific market factors, including the relative profitability profile of BankFinancial and the Company’s strategic focus on BankFinancial’s core deposit franchise and Chicago market presence. The Company reassessed the recognition and measurement of the identifiable assets acquired, liabilities assumed and consideration transferred before recognizing the gain.

This acquisition expands First Financial’s presence in the Chicago market with a strong core deposit franchise while supplementing the Company's existing commercial banking and wealth management lines of business. Operating results from the BankFinancial acquisition have been included in the Consolidated Statements of Income since the acquisition date.

Acquired loans held for sale represent certain multi-family loans that First Financial determined were not in alignment with the Company's long-term portfolio strategy, risk profile or concentration objectives. Management received multiple indications of interest on these loans, ultimately consummating the sale in March of 2026. The sales price of the loans sold approximated fair value at acquisition. Since these loans were sold prior to the end of the first quarter of 2026, they had no impact on the Company's Statement of Condition.

The gross contractual amounts receivable relating to the PCD assets was $4.0 million at the acquisition date, while the fair value of these assets was $3.0 million. The Company estimates, on the date of acquisition, that $0.8 million of the contractual cash flows specific to the PCD assets will not be collected.

First Financial incurred $6.8 million and $15.8 million of expenses related to the BankFinancial acquisition for the three and six months ended June 30, 2026, respectively.

The following table provides the purchase price calculation as of the acquisition date, identifiable assets purchased and liabilities assumed at their estimated fair value.

(Dollars in thousands)	BankFinancial
Purchase consideration
Cash consideration	$6
Stock consideration	149,648
Total purchase consideration	149,654

Assets acquired
Cash	12,724
Short term investments	493,646
Investment securities available-for-sale	138,332
Other investments	7,500
Loans, net of ACL	264,120
Loans held for sale	412,967
Premises and equipment	22,065
Core deposit intangible	32,992
Other intangible assets	295
Other assets	28,954
Total assets acquired	1,413,595

Liabilities assumed
Deposits	1,209,437
Subordinated notes	17,936
FHLB advances	10,048
Other liabilities	14,439
Total liabilities assumed	1,251,860

Net identifiable assets	161,735
Gain on bargain purchase	$(12,081)

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

Pursuant to the terms of the transaction, First Financial acquired all of the issued and outstanding equity securities of Westfield Bancorp in exchange for a cash payment of $260.0 million and 2,753,094 shares of First Financial common stock, equal to $64.4 million based on First Financial's stock price on the date of the transaction, for a total purchase price of $324.4 million.

The Westfield transaction was accounted for using the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date in accordance with FASB ASC Topic 805, Business Combinations. The fair value measurements of assets acquired and liabilities assumed were $2.1 billion and $1.9 billion, respectively. Acquisition accounting adjustments are considered preliminary at June 30, 2026. These fair value measurements are subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values become available, and the measurement period ends in November 2026.

Goodwill arising from the Westfield acquisition was $92.3 million and reflects the additional revenue growth expected with the Company's expansion into the insurance premium financing business. The goodwill arising from the Westfield acquisition is nondeductible for income tax purposes.  For further detail, see Note 8 – Goodwill and Other Intangible Assets.

The gross contractual amounts receivable relating to PCD assets was $32.0 million at the acquisition date, while the fair value of these assets was $27.4 million. The Company estimates, on the date of acquisition, that $3.0 million of the contractual cash flows specific to the PCD assets will not be collected.

First Financial incurred $5.8 million of expenses related to the Westfield acquisition for the three months ended June 30, 2026, and $11.0 million of expenses for the six months ended June 30, 2026. First Financial incurred $5.8 million of expenses related to the Westfield acquisition in 2025.

The following table provides the purchase price calculation as of the acquisition date, identifiable assets purchased and liabilities assumed at their estimated fair value.

(Dollars in thousands)	Westfield
Purchase consideration
Cash consideration	$260,000
Stock consideration	64,450
Total purchase consideration	324,450

Assets acquired
Cash	72,711
Investment securities available-for-sale	301,007
Other investments	25,491
Loans, net of ACL	1,571,298
Premises and equipment	6,026
Core deposit intangible	47,065
Other intangible assets	1,105
Other assets	103,524
Total assets acquired	2,128,227

Liabilities assumed
Deposits	1,790,442
FHLB advances	80,000
Long-term borrowings	1,920
Other liabilities	23,695
Total liabilities assumed	1,896,057

Net identifiable assets	232,170
Goodwill	$92,280

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

A segment may be distinguished by the level of information provided to the CODM, who uses such information to review performance of various components of the business, which are then aggregated if operating performance, products/services and customers are similar. First Financial has determined that the chief operating decision maker is comprised of a group of associates, including but not limited to the Chief Executive Officer and Chief Financial Officer, as well as from time to time the Board of Directors. The Board of Directors are not involved in the day-to-day management of the Company but there are times when Board approval is required, such as for shareholder dividends and material transactions, such as acquisitions.

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

Accordingly, and consistent with prior periods, all of the Company's operations are considered by management to be aggregated into one reportable operating segment.

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

EXECUTIVE SUMMARY

First Financial Bancorp. is a $22.4 billion financial holding company headquartered in Cincinnati, Ohio. The Company primarily operates through First Financial Bank, an Ohio-chartered commercial bank with 151 full service banking centers as of June 30, 2026. First Financial provides banking and financial services products to business and retail clients through its six lines of business: Commercial, Retail Banking, Mortgage Banking, Wealth Management, Investment Commercial Real Estate and Commercial Finance. The Commercial Finance business lends to targeted industry verticals and has a national geographic footprint. Wealth Management, operating under the brand of Yellow Cardinal Advisory Group, had $4.6 billion in assets under management as of June 30, 2026, and provides services that include financial planning, investment management, trust administration, estate settlement, business succession planning services, brokerage services and retirement planning.

Additional information about First Financial, including its products, services and banking locations, is available on the
Company's website at www.bankatfirst.com.

The primary components of First Financial’s operating results for the three and six month periods ended June 30, 2026 are discussed in greater detail in the sections that follow.

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

First Financial has also established loan production offices in multiple locations outside its primary footprint to broaden its geographic presence, enhance access to prospective borrowers and support growth, thereby strengthening the Company's overall operations.

BUSINESS COMBINATIONS

Finward Bancorp - Pending

In July 2026, subsequent to the end of the second quarter, First Financial entered into an agreement with Finward Bancorp to acquire all of its equity shares in an all-stock transaction. Under the terms of the agreement, each outstanding share of Finward common stock will be converted into the right to receive 1.35 shares of First Financial common stock, valuing the transaction at approximately $207.5 million, based on First Financial's closing stock price on July 20, 2026.

Headquartered in Munster, Indiana, Finward Bancorp is the sole owner of Peoples Bank, which will merge into First Financial Bank upon close of the transaction. As of March 31, 2026, Finward operated 24 banking centers in Northwest Indiana and the Chicagoland area and had, on an unaudited basis, approximately $2.0 billion in assets, which includes $1.5 billion in loans and $1.7 billion in deposits. This pending acquisition expands First Financial’s presence in the Northwest Indiana and Chicago markets with a strong core deposit franchise while supplementing its existing commercial banking and wealth management lines of business.

The closing of the Finward Bancorp transaction is subject to satisfaction of customary conditions, including, among others, receipt of required regulatory approvals; the absence of any governmental order that restrains, prevents or materially alters the transactions contemplated by the agreement; the accuracy of the parties’ representations and warranties contained in the agreement (subject to certain qualifications); and the parties’ material compliance with the covenants and agreements.

No First Financial shareholder approval is required, but the transaction is subject to approval by Finward's shareholders at a special meeting of shareholders. First Financial expects the acquisition in the fourth quarter of 2026 or the first quarter of 2027.

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

With the addition of 17 retail banking locations, the acquisition expanded First Financial’s presence in the Chicago market with a strong core deposit franchise while supplementing its existing commercial banking and wealth management lines of business. During the second quarter of 2026, the Company consolidated two of the acquired BankFinancial locations as part of its ongoing integration efforts and evaluation of the combined branch network.

The following table provides the purchase price calculation as of the acquisition date, identifiable assets purchased and liabilities assumed at their estimated fair value for the BankFinancial acquisition.

(Dollars in thousands)	BankFinancial
Purchase consideration
Cash consideration	$6
Stock consideration	149,648
Total purchase consideration	149,654

Assets acquired
Cash	12,724
Short term investments	493,646
Investment securities available-for-sale	138,332
Other investments	7,500
Loans, net of ACL	264,120
Loans held for sale	412,967
Premises and equipment	22,065
Core deposit intangible	32,992
Other intangible assets	295
Other assets	28,954
Total assets acquired	1,413,595

Liabilities assumed
Deposits	1,209,437
Subordinated notes	17,936
FHLB advances	10,048
Other liabilities	14,439
Total liabilities assumed	1,251,860

Net identifiable assets	161,735
Gain on bargain purchase	$(12,081)

As the fair value of net identifiable assets acquired exceeded the purchase price for BankFinancial, the transaction resulted in the recognition of a gain on bargain purchase of $12.1 million. This gain is recorded within Noninterest income in the Company's Consolidated Statement of Income and arose primarily from transaction-specific market factors, including the relative profitability profile of BankFinancial and the Company’s strategic focus on BankFinancial’s core deposit franchise and Chicago market presence.

Acquired loans held for sale represent certain multi-family loans that First Financial determined were not in alignment with the Company's long-term portfolio strategy, risk profile or concentration objectives. Management received multiple indications of interest on these loans, ultimately consummating the sale in March of 2026. The sales price of the loans sold approximated fair value at acquisition. As these loans were acquired and sold during the first quarter of 2026, they had no impact on the Company's Consolidated Balance Sheet.

Westfield Bancorp

First Financial Bancorp acquired Westfield Bancorp, Inc., an Ohio corporation, effective November 1, 2025. Upon completion of the transaction, Westfield Bank, FSB, a federal savings bank, and a wholly owned subsidiary of Westfield Bancorp, merged into First Financial Bank. Pursuant to the terms of the transaction, First Financial acquired all of the issued and outstanding equity securities of Westfield Bancorp in exchange for a cash payment of $260.0 million and 2,753,094 shares of First Financial common stock, equal to $64.4 million based on the Company's stock price on the date the transaction closed, for a total purchase price of $324.4 million.

The Westfield acquisition supplemented First Financial’s existing commercial banking and wealth management presence in Northeast Ohio by adding all seven of Westfield's retail banking locations and its commercial, insurance agency and private banking services. Additionally, Westfield had one banking center that was under construction at the time of the acquisition, and this banking center opened during the first quarter of 2026.

The following table provides the purchase price calculation as of the acquisition date, identifiable assets purchased and liabilities assumed at their estimated fair value for the Westfield acquisition.

(Dollars in thousands)	Westfield
Purchase consideration
Cash consideration	$260,000
Stock consideration	64,450
Total purchase consideration	324,450

Assets acquired
Cash	72,711
Investment securities available-for-sale	301,007
Other investments	25,491
Loans, net of ACL	1,571,298
Premises and equipment	6,026
Core deposit intangible	47,065
Other intangible assets	1,105
Other assets	103,524
Total assets acquired	2,128,227

Liabilities assumed
Deposits	1,790,442
FHLB advances	80,000
Long-term borrowings	1,920
Other liabilities	23,695
Total liabilities assumed	1,896,057

Net identifiable assets	232,170
Goodwill	$92,280

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

	Three months ended		Six months ended
(Dollars in thousands)	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Net interest income	$190,377	$189,610	$379,987	$307,565
Tax equivalent adjustment	1,161	1,186	2,347	2,459
Net interest income - tax equivalent	$191,538	$190,796	$382,334	$310,024

Average earning assets	$19,304,416	$19,393,679	$19,348,801	$15,783,527

Net interest margin (1)	3.96%	3.97%	3.96%	3.93%
Net interest margin (FTE) (1)	3.98%	3.99%	3.98%	3.96%
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

The following table reconciles non-GAAP capital ratios to GAAP:

	Three months ended		Six months ended
(Dollars in thousands)	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Net income (a)	$76,456	$74,445	$150,901	$121,289

Average total shareholders' equity	2,951,237	2,947,585	2,949,421	2,486,926
Less:
Average goodwill	(1,099,742)	(1,099,543)	(1,099,643)	(1,007,656)
Average other intangibles	(143,403)	(149,631)	(146,500)	(77,142)
Average tangible equity (b)	1,708,092	1,698,411	1,703,278	1,402,128

Total shareholders' equity	2,987,488	2,940,625	2,987,488	2,558,155
Less:
Goodwill	(1,099,936)	(1,099,543)	(1,099,936)	(1,007,656)
Other intangibles	(140,705)	(145,927)	(140,705)	(75,458)
Ending tangible equity (c)	1,746,847	1,695,155	1,746,847	1,475,041

Total assets	22,439,679	22,779,815	22,439,679	18,634,255
Less:
Goodwill	(1,099,936)	(1,099,543)	(1,099,936)	(1,007,656)
Other intangibles	(140,705)	(145,927)	(140,705)	(75,458)
Ending tangible assets (d)	21,199,038	21,534,345	21,199,038	17,551,141

	Three months ended		Six months ended
(Dollars in thousands)	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Risk-weighted assets (e)	16,456,311	16,127,377	16,456,311	14,129,683

Total average assets	22,391,439	22,459,721	22,425,392	18,394,161
Less:
Average goodwill	(1,099,742)	(1,099,543)	(1,099,643)	(1,007,656)
Average other intangibles	(143,403)	(149,631)	(146,500)	(77,142)
Average tangible assets (f)	21,148,294	21,210,547	21,179,249	17,309,363

Ending common shares outstanding (g)	104,956,458	104,932,829	104,956,458	95,760,617

Ratios
Return on average tangible shareholders' equity (a)/(b)	17.95%	17.78%	17.87%	17.44%
Ending tangible shareholders' equity as a percent of:
Ending tangible assets (c)/(d)	8.24%	7.87%	8.24%	8.40%
Risk-weighted assets (c)/(e)	10.62%	10.51%	10.62%	10.44%
Average tangible shareholders' equity to average tangible assets (b)/(f)	8.08%	8.01%	8.04%	8.10%
Tangible book value per share (c)/(g)	$16.64	$16.15	$16.64	$15.40

OVERVIEW OF OPERATIONS

Linked quarter comparison: Second quarter 2026 net income was $76.5 million and earnings per diluted common share were $0.73. This compares with first quarter 2026 net income of $74.4 million and earnings per diluted common share of $0.71. Return on average assets was 1.37% for the second quarter of 2026 compared to 1.34% for the first quarter of 2026. Return on average shareholders’ equity was 10.39% for the second quarter of 2026 compared to 10.24% for the first quarter of 2026.

Year-to-date comparison: For the six months ended June 30, 2026, net income was $150.9 million and earnings per diluted common share were $1.44. This compares with net income of $121.3 million and earnings per diluted common share of $1.27 for the first six months of 2025. Return on average assets for the six months ended June 30, 2026 was 1.36% compared to 1.33% for the same period in 2025, and return on average shareholders' equity was 10.32% and 9.83% for the first six months of 2026 and 2025, respectively.

(Dollars in thousands)	June 30, 2026	December 31, 2025
Balance Sheet - End of Period
Total assets	$22,439,679	$21,129,379
Loans and leases	13,734,914	13,424,070
Investment securities	4,917,535	4,160,041
Deposits	17,583,229	16,421,842
Shareholders' equity	2,987,488	2,769,216

	Three months ended		Six months ended
(Dollars in thousands, except per share data)	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Earnings
Net interest income	$190,377	$189,610	$379,987	$307,565
Net income	76,456	74,445	150,901	121,289

Per Share
Net income per common share-basic	$0.74	$0.72	$1.45	$1.28
Net income per common share-diluted	0.73	0.71	1.44	1.27
Cash dividends declared per common share	0.25	0.25	0.50	0.48
Book value per common share (end of period)	28.46	28.02	28.46	26.71
Tangible book value per common share (end of period) (1)	16.64	16.15	16.64	15.40
Market price (end of period)	33.83	27.88	33.83	24.26

Ratios
Return on average assets	1.37%	1.34%	1.36%	1.33%
Return on average shareholders' equity	10.39%	10.24%	10.32%	9.83%
Return on average tangible shareholders' equity (1)	17.95%	17.78%	17.87%	17.44%
Net interest margin	3.96%	3.97%	3.96%	3.93%
Net interest margin (FTE) (1)	3.98%	3.99%	3.98%	3.96%
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

	Three months ended		Six months ended
(Dollars in thousands)	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Interest income
Loans and leases, including fees	$219,164	$224,951	$444,115	$398,623
Investment securities
Taxable	53,904	49,491	103,395	70,644
Tax-exempt	2,472	2,526	4,998	4,437
Total interest on investment securities	56,376	52,017	108,393	75,081
Other earning assets	5,381	5,450	10,831	12,615
Total interest income	280,921	282,418	563,339	486,319
Interest expense
Deposits	79,250	79,735	158,985	154,125
Short-term borrowings	4,997	5,168	10,165	13,938
Long-term borrowings	6,297	7,905	14,202	10,691
Total interest expense	90,544	92,808	183,352	178,754
Net interest income	$190,377	$189,610	$379,987	$307,565

Linked quarter comparison: Net interest income for the second quarter of 2026 was $190.4 million, which was an increase of $0.8 million, or 0.4%, from the first quarter of 2026. Net interest margin on a fully tax equivalent basis was 3.98% in the second quarter of 2026 compared to 3.99% for the first quarter of 2026. The net interest margin during the second quarter decreased 1 basis point from the linked quarter as earning asset yields decreased 7 bps, which was mostly offset by a 6 bp decline in cost of funds.

Interest income of $280.9 million decreased $1.5 million, or 0.5%, in the second quarter of 2026 when compared to the first quarter of 2026. This decrease was primarily driven by a lower purchase accounting accretion, coupled with a slight decline in average earning assets, which were $19.3 billion for the second quarter of 2026, a decrease of $89.3 million, or 0.5%, compared to the first quarter of 2026.

Interest expense of $90.5 million decreased $2.3 million, or 2.4%, in the second quarter of 2026 when compared to the first quarter of 2026. The decrease in interest expense was primarily driven by a 4 bp decline in the cost of interest-bearing deposits to 2.29%, coupled with a lower average interest-bearing deposit balances. Additionally, average borrowed funds decreased $120.5 million, or 11.9%, from the linked quarter and the rates on borrowed funds declined 16 bps.

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

The notional value of the Company's cash flow hedges was $1.0 billion as of both June 30, 2026 and December 31, 2025, with the $0.3 million and $1.3 million changes in the fair value recorded in AOCI in the Consolidated Balance Sheets, respectively. As of June 30, 2026 and December 31, 2025, the maximum length of time over which the Company was hedging its exposure to the variability in future cash flows was 30 months and 36 months, respectively.

Year-to-date comparison: Net interest income of $380.0 million for the first six months of 2026 increased $72.4 million, or 23.5%, compared to the same period of 2025. Net interest margin on a fully tax equivalent basis was 3.98% for the six months ended June 30, 2026, which was an increase of 2 bps when compared to the same period in 2025, as a 48 bp decline in the cost of interest-bearing liabilities and higher interest earning asset balances more than offset a 34 bp decrease in earning asset yields and higher interest-bearing liabilities.

Interest income of $563.3 million for the six months ended June 30, 2026 grew $77.0 million, or 15.8%, compared to $486.3 million for the same period of the prior year as the increase in earning asset balances more than offset the decline in yield. Average earning assets of $19.3 billion for the first six months of 2026 increased $3.6 billion, or 22.6%, when compared to the same period of 2025, primarily due to the Westfield Bank and BankFinancial acquisitions. The change in earning assets included a $2.1 billion, or 17.5%, increase in average loan balances and a $1.5 billion, or 43.0%, increase in average investment securities. Average loan yields for the six months of 2026 decreased by 36 bps compared to the same period in the prior year, while the average yield on the investment portfolio increased by 5 bps in the first six months of 2026 primarily due to repositioning a portion of the portfolio in 2025.

Interest expense for the six months ended June 30, 2026 was $183.4 million compared to $178.8 million for the same period in the prior year. This increase was driven by a $2.7 billion, or 24.2%, increase in average interest-bearing deposits primarily due to the Westfield Bank and BankFinancial acquisitions, which was partially offset by a 47 bp decline in the cost on those deposits. Average borrowings decreased $4.1 million, or 0.4%, compared to the six months of 2025, while the cost of borrowed funds declined 4 bps compared to the same period of the prior year.

CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Quarterly Averages						Year-to-Date Averages
	June 30, 2026			March 31, 2026			June 30, 2026			June 30, 2025
(Dollars in thousands)	Balance	Interest	Yield	Balance	Interest	Yield	Balance	Interest	Yield	Balance	Interest	Yield
Earning assets
Investments
Investment securities	$5,079,730	$56,376	4.45%	$4,769,261	$52,017	4.42%	$4,925,353	$108,393	4.44%	$3,445,443	$75,081	4.39%
Interest-bearing deposits with other banks	605,647	5,381	3.56%	596,094	5,450	3.71%	600,897	10,831	3.63%	579,112	12,615	4.39%
Gross loans and leases (1)	13,619,039	219,164	6.45%	14,028,324	224,951	6.50%	13,822,551	444,115	6.48%	11,758,972	398,623	6.84%
Total earning assets	19,304,416	280,921	5.84%	19,393,679	282,418	5.91%	19,348,801	563,339	5.87%	15,783,527	486,319	6.21%

Nonearning assets
Allowance for credit losses	(186,331)			(200,745)			(193,498)			(158,188)
Cash and due from banks	182,261			227,115			204,564			169,581
Accrued interest and other assets	3,091,093			3,039,672			3,065,525			2,599,241
Total assets	$22,391,439			$22,459,721			$22,425,392			$18,394,161

Interest-bearing liabilities
Deposits
Interest-bearing demand	$3,762,177	$14,288	1.52%	$3,626,103	$13,281	1.49%	$3,694,516	$27,569	1.50%	$3,078,691	$29,327	1.92%
Savings	6,434,399	33,405	2.08%	6,406,223	32,480	2.06%	6,420,389	65,885	2.07%	4,962,007	60,297	2.45%
Time	3,678,808	31,557	3.44%	3,868,224	33,974	3.56%	3,772,993	65,531	3.50%	3,140,137	64,501	4.14%
Total interest-bearing deposits	13,875,384	79,250	2.29%	13,900,550	79,735	2.33%	13,887,898	158,985	2.31%	11,180,835	154,125	2.78%
Borrowed funds
Short-term borrowings	512,282	4,997	3.91%	554,362	5,168	3.78%	533,206	10,165	3.84%	608,898	13,938	4.62%
Long-term debt	379,354	6,297	6.66%	457,799	7,905	7.00%	418,360	14,202	6.85%	346,806	10,691	6.22%
Total borrowed funds	891,636	11,294	5.08%	1,012,161	13,073	5.24%	951,566	24,367	5.16%	955,704	24,629	5.20%
Total interest-bearing liabilities	14,767,020	90,544	2.46%	14,912,711	92,808	2.52%	14,839,464	183,352	2.49%	12,136,539	178,754	2.97%

Noninterest-bearing liabilities
Noninterest-bearing demand deposits	3,811,391			3,745,002			3,778,380			3,117,203
Other liabilities	861,791			854,423			858,127			653,493
Shareholders' equity	2,951,237			2,947,585			2,949,421			2,486,926
Total liabilities and shareholders' equity	$22,391,439			$22,459,721			$22,425,392			$18,394,161

Net interest income	$190,377			$189,610			$379,987			$307,565

Net interest spread			3.38%			3.39%			3.38%			3.24%
Contribution of noninterest-bearing sources of funds			0.58%			0.58%			0.58%			0.69%
Net interest margin (2)			3.96%			3.97%			3.96%			3.93%

Tax equivalent adjustment			0.02%			0.02%			0.02%			0.03%
Net interest margin (fully tax equivalent) (2)			3.98%			3.99%			3.98%			3.96%
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

RATE/VOLUME ANALYSIS

The impact on net interest income from changes in interest rates and volume of interest-earning assets and interest-bearing liabilities is illustrated in the table below:

	Changes for the three months ended June 30, 2026			Changes for the six months ended June 30, 2026
	Linked quarter income variance			Year-to-Date income variance
(Dollars in thousands)	Rate	Volume	Total	Rate	Volume	Total
Earning assets
Investment securities	$332	$4,027	$4,359	$743	$32,569	$33,312
Interest-bearing deposits with other banks	(212)	143	(69)	(2,177)	393	(1,784)
Gross loans and leases (1)	(1,681)	(4,106)	(5,787)	(20,810)	66,302	45,492
Total earning assets	(1,561)	64	(1,497)	(22,244)	99,264	77,020
Interest-bearing liabilities
Total interest-bearing deposits	(1,214)	729	(485)	(26,130)	30,990	4,860
Borrowed funds
Short-term borrowings	180	(351)	(171)	(2,330)	(1,443)	(3,773)
Long-term debt	(389)	(1,219)	(1,608)	1,082	2,429	3,511
Total borrowed funds	(209)	(1,570)	(1,779)	(1,248)	986	(262)
Total interest-bearing liabilities	(1,423)	(841)	(2,264)	(27,378)	31,976	4,598
Net interest income	$(138)	$905	$767	$5,134	$67,288	$72,422
(1) Loans held for sale and nonaccrual loans are included in gross loans.

NONINTEREST INCOME

	Three months ended		Six months ended
(Dollars in thousands)	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Noninterest income
Service charges on deposit accounts	$8,896	$9,013	$17,909	$15,229
Wealth management fees	8,252	10,482	18,734	15,924
Bankcard income	3,032	3,580	6,612	7,047
Client derivative fees	1,443	4,010	5,453	3,245
Foreign exchange income	13,101	16,313	29,414	26,304
Leasing business income	22,750	21,608	44,358	39,500
Net gains from sales of loans	6,658	6,047	12,705	11,009
Net gain (loss) on investment securities	(337)	(1,260)	(1,597)	(9,706)
Gain on bargain purchase	3,189	8,892	12,081	0
Other	6,807	3,221	10,028	10,594
Total noninterest income	$73,791	$81,906	$155,697	$119,146

Linked quarter comparison: Second quarter 2026 noninterest income was $73.8 million, decreasing $8.1 million, or 9.9%, compared to $81.9 million for the first quarter of 2026. The decrease from the linked quarter was primarily driven by lower gain on bargain purchase, foreign exchange income, client derivative fees and wealth management fees. These decreases were partially offset by increases in other noninterest income, leasing business income and fewer losses on investment securities.

Gain on bargain purchase decreased $5.7 million, or 64.1%, due to the initial recognition of the BankFinancial transaction in the first quarter. Driven by lower client demand during the second quarter, foreign exchange income decreased $3.2 million, or 19.7%, and client derivative fees decreased $2.6 million, or 64.0%. Wealth management fees decreased $2.2 million, or 21.3%, from the first quarter due to lower investment banking fees.

Partially offsetting these decreases, other noninterest income increased $3.6 million, or 111.3%, due to higher income from bank owned life insurance and limited partnership investments while leasing business income increased $1.1 million, or 5.3%, as a result of continued growth from Summit. Net loss on investment securities decreased $0.9 million, or 73.3%, as a result of impairment losses recognized in the first quarter.

Year-to-date comparison: Noninterest income of $155.7 million for the first six months of 2026 increased $36.6 million, or 30.7%, from $119.1 million in the comparable period of 2025. The increase was primarily attributed to the gain on bargain purchase recognized in conjunction with the BankFinancial acquisition, fewer losses on investment securities and increases in foreign exchange income, leasing business income, client derivative fees, wealth management fees, net gains from sales of loans and service charges on deposit accounts.

Noninterest income included a $12.1 million gain on bargain purchase in the first half of 2026 that resulted from the BankFinancial acquisition. The gain on bargain purchase arose primarily from transaction-specific market factors, including the relative profitability profile of BankFinancial and the Company’s strategic focus on BankFinancial’s core deposit franchise and Chicago market presence.

Losses on investment securities decreased $8.1 million in the first six months of 2026 as a result of the Bank repositioning a portion of the investment portfolio during the first half of 2025, which resulted in a $9.9 million loss during the prior period. Leasing business income increased $4.9 million, or 12.3%, due to continued portfolio growth and foreign exchange income increased $3.1 million, or 11.8%, as client demand increased compared to the prior year. Wealth management fees increased $2.8 million, or 17.6%, due to higher investment banking fees while service charges on deposit accounts increased $2.7 million, or 17.6%, due to an increase in deposit balances. Client derivative fees increased $2.2 million, or 68.0%, due to higher customer demand.

NONINTEREST EXPENSE

	Three months ended		Six months ended
(Dollars in thousands)	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Noninterest expenses
Salaries and employee benefits	$86,917	$99,856	$186,773	$150,155
Net occupancy	7,535	7,553	15,088	11,864
Furniture and equipment	4,310	4,693	9,003	7,254
Data processing	13,554	12,654	26,208	17,779
Marketing	3,616	2,652	6,268	4,755
Professional services	7,387	3,986	11,373	6,288
Amortization of tax credit investments	669	669	1,338	223
FDIC assessments	2,878	3,645	6,523	5,670
Intangible amortization	6,229	6,261	12,490	4,717
Leasing business expense	14,633	14,129	28,762	25,957
Other	13,814	13,310	27,124	22,085
Total noninterest expenses	$161,542	$169,408	$330,950	$256,747

Linked quarter comparison: Second quarter 2026 noninterest expenses were $161.5 million, which was a decrease of $7.9 million, or 4.6%, from $169.4 million in the first quarter of 2026. This decrease was primarily driven by a decrease in salaries and benefits expenses which was partially offset by increases in professional services, marketing and data processing expenses.

Salaries and employee benefits decreased $12.9 million, or 13.0%, as a result of lower incentive compensation tied to lower fee income. Professional services increased $3.4 million, or 85.3%, and marketing expenses increased $1.0 million, or 36.3%, during the second quarter of 2026 due to costs related to the BankFinancial acquisition. The $0.9 million, or 7.1%, increase in data processing expenses was also acquisition-related.

Year-to-date comparison: Noninterest expenses were $331.0 million for the first six months of 2026, which was an increase of $74.2 million, or 28.9%, compared to the same period in 2025. This increase was broad-based, with increases across all expense categories. The primary drivers of this expense growth were the Westfield and BankFinancial acquisitions.

Salaries and employee benefits increased $36.6 million, or 24.4%, due to the Westfield and BankFinancial acquisitions as well as an increase in incentive compensation tied to fee income. Intangible amortization expenses increased $7.8 million, or 164.8%, due to core deposit intangible amortization related to the Westfield and BankFinancial acquisitions. Data processing increased $8.4 million, or 47.4%, and occupancy expenses increased $3.2 million, or 27.2%, both driven by the Westfield and BankFinancial acquisitions. Leasing business expenses increased $2.8 million, or 10.8%, as a result of the growth in the operating lease portfolio, while professional services increased $5.1 million, or 80.9%, due to expenses related to the

BankFinancial loans sold during the first quarter of 2026. Other noninterest expenses increased $5.0 million, or 22.8%, as a result of an increase in donations, insurance expense and credit origination expense while furniture and fixtures increased $1.7 million, or 24.1%, due to the additional cleaning and maintenance expenses for the branches acquired in the Westfield and BankFinancial acquisitions.

INCOME TAXES

Linked quarter comparison: In the second quarter of 2026, First Financial recorded income tax expense of $18.0 million on pre-tax income of $94.4 million, resulting in an effective tax rate of 19.0%. This compared to income tax expense of $19.1 million on pre-tax income of $93.6 million and an effective tax rate of 20.4% for the first quarter 2026. The lower effective tax rate in the second quarter of 2026 was primarily driven by higher tax-exempt income and lower nondeductible charitable contributions.

Year-to-date comparison: For the first six months of 2026, income tax expense was $37.1 million on pre-tax income of $188.0 million, resulting in an effective tax rate of 19.7%. This compared to income tax expense of $30.2 million on pre-tax income of $151.5 million and an effective tax rate of 19.9% for the comparable period in 2025. The lower effective tax rate in the first six months of 2026 compared to 2025 was primarily driven by the nontaxable bargain purchase gain, which was partially offset by higher income, lower tax-exempt income and higher nondeductible charitable contributions.

The Company's effective tax rate may fluctuate from period to period due to changes in tax jurisdictions, forecasted income, tax-enhanced assets and tax credit investments.

INVESTMENTS

First Financial's investment portfolio totaled $4.9 billion at June 30, 2026 and $4.2 billion at December 31, 2025, or 21.9% and 19.7% of total assets, respectively.  AFS securities totaled $4.7 billion at June 30, 2026 and $4.0 billion at December 31, 2025, while HTM securities totaled $46.1 million at June 30, 2026 and $58.5 million at December 31, 2025. The effective duration of the investment portfolio was 4.7 years at June 30, 2026 and 4.4 years at December 31, 2025.

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

During the three months ended June 30, 2026, the Company realized losses on investment securities of $0.3 million and realized gains on investment securities of $0.2 million for the comparable period in 2025. The losses recognized in the second quarter of 2026 included $3.3 million of impairment losses on investments with credit deterioration where the Company determined that it no longer intended to hold the security until the recovery of the amortized cost basis.

During the six months ended June 30, 2026 and 2025, the Company realized $1.6 million and $9.7 million, respectively, of losses on investment securities. The losses recognized in the first half of 2026 included $8.3 million of impairment losses on investments with credit deterioration where the Company determined that it no longer intended to hold the security until the recovery of the amortized cost basis. The losses incurred in the first six months of 2025 were primarily the result of a strategic repositioning of a portion of the investment portfolio in order to increase future yields.

The Company's Consolidated Financial Statements reflected $197.7 million and $163.9 million of unrealized, after-tax, losses on debt securities as of June 30, 2026 and December 31, 2025, respectively. These unrealized losses were included as a component of equity in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. The increase in unrealized losses was primarily attributed to the increase in investment balances.

Certain unrealized losses on investment securities may be the result of credit deterioration. As of June 30, 2026, First Financial had four AFS securities with credit deterioration with a fair value totalling $19.9 million, net of $1.6 million unrealized losses, compared to six AFS securities with credit deterioration and a fair value totalling $20.9 million, net of unrealized losses of $9.8 million, as of December 31, 2025. The Company continues to monitor these securities and believes it will receive full par value.

The Company had net unrealized losses of $4.2 million on its HTM securities at both June 30, 2026 and December 31, 2025. The unrealized losses on HTM securities have no impact on the Consolidated Financial Statements of the Company.

First Financial had $0.1 million of unrealized losses on equity securities recorded in noninterest income for the second quarter of 2026 compared to $0.2 million in the first quarter. The Company had $0.3 million of unrealized losses on equity securities for the first six months ended June 30, 2026 compared to $0.2 million of unrealized gains for the same period of 2025.

First Financial will continue to monitor loan demand and deposit activity, as well as balance sheet composition, capital sensitivity and the interest rate environment, when considering future investment strategies.

LOANS AND LEASES

Excluding loans held for sale, loan balances increased $310.8 million, or 2.3%, to $13.7 billion as of June 30, 2026 when compared to December 31, 2025. This increase was primarily driven by the acquisition of $264.1 million of loans in the BankFinancial transaction along with growth from the Company's specialty finance businesses.

During the first six months of 2026, C&I loans increased $210.1 million, or 4.5%, to $4.8 billion; commercial real estate loans increased $164.3 million, or 3.7%, to $4.5 billion; home equity increased $53.0 million, or 5.3%, to $1.1 billion; and finance leases increased by $20.8 million, or 3.3%. Partially offsetting these increases, construction loans decreased $78.1 million, or 11.5%, to $599.3 million; installment loans decreased $32.2 million, or 17.1%, to $156.5 million; and residential real estate loans declined $27.1 million, or 1.5%, to $1.8 billion.

Second quarter 2026 average loans of $13.6 billion, excluding loans held for sale, increased $9.4 million, or 0.1%, from the first quarter 2026. Average loan balances for the first six months of 2026 increased $1.8 billion, or 15.7%, when compared to same period of 2025 driven by the acquisitions of Westfield and BankFinancial. The increase from the prior year included an increase of $912.8 million, or 23.8%, in C&I loans; an increase of $508.5 million, or 12.8%, in CRE; an increase of $342.7 million, or 23.1%, in residential real estate; an increase of $155.0 million, or 17.7%, in home equity; an increase of $55.3 million, or 9.5%, in lease financing; an increase of $40.4 million, or 33.0%, in installment loans; and an increase of $3.4 million, or 5.1%, in credit cards. These increases were partially offset by a decrease of $177.5 million, or 22.5%, in construction loans.

In an effort to mitigate credit risk, First Financial routinely reviews its loan portfolio for various concentrations. These reviews consider the Bank's collateral position as well as exposure to a given industry sector. First Financial believes its loan portfolio is sufficiently diversified to provide protection from deterioration in any particular industry or devaluation of a specific collateral type. The following tables, C&I and Owner Occupied Loans by Sector and Investor CRE Loans by property type, provide additional detail behind the Company's C&I and CRE loan portfolios as of June 30, 2026.

C&I and Owner Occupied CRE Loans by Sector (1)
(Dollars in thousands)	June 30, 2026	% of Total Loans
NAICS Sector
Finance and Insurance	$1,521,297	11.1%
Manufacturing	725,320	5.3%
Construction	588,945	4.3%
Real Estate and Rental and Leasing	434,304	3.2%
Health Care and Social Assistance	305,610	2.2%
Professional, Scientific, and Technical Services	300,134	2.2%
Accommodation and Food Services	279,589	2.0%
Retail Trade	260,902	1.9%
Wholesale Trade	254,923	1.9%
Transportation and Warehousing	178,325	1.3%
Agriculture, Forestry, Fishing and Hunting	166,238	1.2%
Administrative and Support and Waste Management	145,335	1.1%
Other Services (except Public Administration)	119,720	0.9%
Arts, Entertainment, and Recreation	86,405	0.6%
Information	67,633	0.5%
Public Administration	63,154	0.5%
Management of Companies and Enterprises	50,762	0.4%
Other	467,178	3.4%
Total	$6,015,774	43.8%
(1) Excludes loan marks and loans in process

Investor CRE Loans by Property Type (1)
(Dollars in thousands)	June 30, 2026	% of Total Loans
Property Type
Residential Multi Family 5+	$897,713	6.5%
Retail Property	890,350	6.5%
Industrial	496,992	3.6%
Office	371,224	2.7%
Hospital/Nursing Home	271,840	2.0%
Land	173,303	1.3%
Hotel	106,377	0.8%
Residential 1-4 Family	85,707	0.6%
Other Real Estate	83,792	0.6%
Other	15,954	0.1%
Total	$3,393,252	24.7%
(1) Excludes loan marks and loans in process
Given the potential for stress related to commercial office space, First Financial performed targeted reviews of its exposure to this sector. As of June 30, 2026, First Financial had $371.2 million of loans collateralized by non-owner occupied office space, which represents 2.7% of the total loan portfolio. The overall LTV of the office portfolio at origination was strong, and a majority is located in suburban locations and secured by Class A and Class B assets. As of June 30, 2026, the office portfolio included three nonaccrual relationships totaling $28.0 million, or 7.5% of the total office portfolio.

Loans to NDFI totaled $464.8 million, or 3.4% of total loans, as of June 30, 2026. NDFI include a wide range of financial entities that provide services similar to those of traditional banks but do not accept deposits from the general public and are not regulated by the Federal banking agencies. The NDFI balances at June 30, 2026 included $278.2 million in loans to mortgage credit intermediaries (primarily REITs), $120.7 million in loans to business credit intermediaries, $37.6 million in loans to private equity funds, and $28.3 million of loans to other NDFI, including consumer credit intermediaries. As of June 30, 2026, all of the loans to NDFI had an internal credit rating of pass.

COMMITMENTS AND CONTINGENCIES

Off-balance sheet arrangements include commitments to extend credit and financial guarantees.  Loan commitments are agreements to extend credit to a client absent any violation of any condition established in the commitment agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  First Financial had outstanding commitments to extend credit, including overdraft lending lines, totaling $4.7 billion at June 30, 2026 and $4.5 billion at December 31, 2025. As of June 30, 2026, commitments with a fixed interest rate totaled $103.4 million while commitments with variable interest rates totaled $4.6 billion. At December 31, 2025, commitments with a fixed interest rate totaled $75.0 million while commitments with variable interest rates totaled $4.4 billion. The fixed rate commitments have interest rates ranging from 0% to 36% at June 30, 2026 and 0% to 21% at December 31, 2025. The fixed rate commitments have maturities ranging from less than one year to 31.0 years at June 30, 2026 and maturities ranging from less than one year to 31.6 years at December 31, 2025.

Letters of credit are conditional commitments issued by First Financial to guarantee the performance of a client to a third party.  First Financial’s letters of credit consist primarily of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services for the third party.  First Financial issued letters of credit aggregating $35.9 million and $36.6 million at June 30, 2026 and December 31, 2025, respectively. Management conducts regular reviews of these instruments on an individual client basis.

First Financial is a party in risk participation transactions of interest rate swaps, which had total notional amount of $377.0 million and $335.0 million at June 30, 2026 and December 31, 2025, respectively. Under a risk participation agreement, the Company either assumes or sells a portion of the credit exposure associated with an interest rate swap with a counterparty. The Company's exposure is limited to instances where the loan customer defaults on its obligation to perform under the interest rate swap agreement.

First Financial is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved qualified affordable housing, renewable energy, or other renovation or community revitalization projects. These investments are included in accrued interest and other assets in the Consolidated Balance Sheets, with any unfunded commitments included in accrued interest and other liabilities in the Consolidated Balance Sheets. As of June 30, 2026, First Financial expects to recover its remaining investments through the use of the tax credits generated by the investments. First Financial had unfunded commitments related to tax credit investments of $111.2 million and $103.0 million at June 30, 2026 and December 31, 2025, respectively.

In the ordinary course of business, First Financial and its subsidiaries are parties to litigation, including claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral, foreclosure interests that are incidental to our regular business activities and other matters. While the ultimate liability with respect to these litigation matters and claims cannot be determined at this time, First Financial believes that damages, if any, and other amounts relating to pending matters are not probable or cannot be reasonably estimated as of June 30, 2026. Reserves are established for these various matters of litigation, when appropriate, under FASB ASC Topic 450, Contingencies, based in part upon the advice of legal counsel. First Financial had no reserves related to litigation matters as of June 30, 2026 or December 31, 2025.

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

Nonaccrual loans were $96.2 million, or 0.70% of total loans, as of June 30, 2026, reflecting a $5.7 million, or 5.6%, decline from $101.8 million as of December 31, 2025. Nonperforming assets, which consist of nonaccrual loans and OREO, were

$96.3 million, or 0.43% of total assets, at June 30, 2026 compared to $102.0 million, or 0.48% of total assets, at December 31, 2025.

Classified assets, which are defined by the Company as nonperforming assets plus performing loans internally rated substandard or worse, totaled $226.8 million as of June 30, 2026 compared to $235.5 million at December 31, 2025. Classified assets were 1.01% of total assets at June 30, 2026 compared to 1.11% at December 31, 2025, with the decline primarily due to the increase in total assets. Total classified assets at both June 30, 2026 and December 31, 2025 included a $37.0 million receivable from a customer, which was recorded following the mutually agreed upon termination of a foreign exchange trade. First Financial expects this receivable to be collected in full.

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

The Company utilized the Moody's June baseline forecast as its R&S forecast in the quantitative model at June 30, 2026. For reasonableness, the Company also considered the impact to the model from alternative prepayment speeds and more adverse economic forecasts. These alternative analyses were utilized to inform the Company's qualitative adjustments. Additionally, First Financial considered its credit exposure to certain industries believed to be at risk for future credit stress, such as franchise, hotel and investor commercial real estate lending, when making qualitative adjustments to the ACL model.

The total ACL, which includes both funded and unfunded reserves, was $208.2 million at June 30, 2026 and $206.7 million at December 31, 2025.

ACL - loans and leases. The ACL on loans and leases was $189.9 million as of June 30, 2026 and $186.5 million as of December 31, 2025. As a percentage of total loans, the ACL was 1.38% as of June 30, 2026 and 1.39% at December 31, 2025.

In the second quarter of 2026, the Company recorded net charge-offs of $6.7 million, or 20 bps of average loans and leases on an annualized basis, compared to net charge-offs of $11.6 million, or 35 bps, for the first quarter of 2026. Higher net charge-offs during the first quarter of 2026 were driven by a single commercial relationship. Through the first six months of 2026, the Company recorded net charge-offs of $18.4 million, or 27 bps of average loans and leases on an annualized basis, compared to net charge-offs of $16.5 million, or 28 bps, for the same period of 2025.

The ACL as a percentage of nonaccrual loans was 197.5% at June 30, 2026 and 183.2% at December 31, 2025. The increase in this ratio was driven primarily by the increase in the ACL on loans and leases coupled with a decline in nonaccrual loan balances during the current period.

Provision expense is a product of the Company's ACL model coupled with net charge-off activity during the period. During the second quarter of 2026, the Company recorded $12.9 million of provision expense for loans and leases compared to $6.0 million for the prior quarter. Through the first six months of 2026, the Company recorded provision expense of $19.0 million compared to $18.2 million for the same period of 2025.

ACL - unfunded commitments. The ACL on unfunded commitments was $18.3 million as of June 30, 2026 and $20.2 million as of December 31, 2025. First Financial recorded $4.7 million of provision recapture for credit losses on unfunded commitments for the second quarter of 2026, compared to $2.5 million of provision expense in the first quarter 2026. Through the first six months of 2026, the Company recorded $2.2 million of provision recapture compared to $0.3 million of provision expense for the same period of 2025.

See Note 5 – Allowance for Credit Losses in the Notes to Consolidated Financial Statements for further discussion of First Financial's ACL.

The following table details ACL activity by portfolio segment for the periods presented:

	Three months ended					Six months ended
	2026		2025			June 30,
(Dollars in thousands)	June 30,	Mar. 31,	Dec. 31,	Sep. 30,	June 30,	2026	2025
Allowance for credit loss activity
Balance at beginning of period	$183,716	$186,487	$161,916	$158,522	$155,482	$186,487	$156,791
Initial allowance on purchased loans	0	2,829	23,652	0	0	2,829	0
Provision for loan losses	12,933	6,030	9,688	8,612	9,084	18,963	18,225
Gross charge-offs
Commercial and industrial	2,437	10,788	6,636	2,165	4,996	13,225	13,174
Lease financing	1,314	43	918	298	606	1,357	2,060
Construction real estate	0	0	0	245	0	0	0
Commercial real estate	2,484	29	433	3,105	0	2,513	0
Residential real estate	84	127	151	0	16	211	16
Home equity	262	119	95	92	100	381	186
Installment	1,034	1,058	1,197	1,194	1,120	2,092	2,441
Credit card	704	496	729	577	489	1,200	963
Total gross charge-offs	8,319	12,660	10,159	7,676	7,327	20,979	18,840
Recoveries
Commercial and industrial	463	100	264	202	290	563	485
Lease financing	114	23	201	291	11	137	40
Construction real estate	0	0	0	0	0	0	0
Commercial real estate	8	28	5	1,138	70	36	94
Residential real estate	18	30	13	58	42	48	66
Home equity	157	116	117	94	74	273	218
Installment	660	598	682	609	716	1,258	1,279
Credit card	162	135	108	66	80	297	164
Total recoveries	1,582	1,030	1,390	2,458	1,283	2,612	2,346
Total net charge-offs	6,737	11,630	8,769	5,218	6,044	18,367	16,494
Ending allowance for credit losses	$189,912	$183,716	$186,487	$161,916	$158,522	$189,912	$158,522

Net charge-offs to average loans and leases (annualized)
Commercial and industrial	0.17%	0.91%	0.59%	0.20%	0.49%	0.54%	0.67%
Lease financing	0.74%	0.01%	0.46%	0.00%	0.41%	0.39%	0.70%
Construction real estate	0.00%	0.00%	0.00%	0.14%	0.00%	0.00%	0.00%
Commercial real estate	0.22%	0.00%	0.04%	0.20%	(0.01)%	0.11%	0.00%
Residential real estate	0.01%	0.02%	0.03%	(0.02)%	(0.01)%	0.02%	(0.01)%
Home equity	0.04%	0.00%	(0.01)%	0.00%	0.01%	0.02%	(0.01)%
Installment	0.94%	1.12%	1.25%	2.03%	1.38%	1.03%	1.91%
Credit card	3.03%	2.13%	3.56%	2.97%	2.41%	2.59%	2.41%
Total net charge-offs	0.20%	0.35%	0.27%	0.18%	0.21%	0.27%	0.28%

	Three months ended					Six months ended
	2026		2025			June 30,
(Dollars in thousands)	June 30,	Mar. 31,	Dec. 31,	Sep. 30,	June 30,	2026	2025
Nonperforming assets
Nonaccrual loans	$96,152	$100,541	$101,808	$75,951	$76,924	$96,152	$76,924
Other real estate owned	174	238	184	111	204	174	204
Total nonperforming assets	96,326	100,779	101,992	76,062	77,128	96,326	77,128
Accruing loans past due 90 days or more	650	1,366	411	592	714	650	714
Total underperforming assets	$96,976	$102,145	$102,403	$76,654	$77,842	$96,976	$77,842
Total classified assets	$226,826	$232,368	$235,451	$218,794	$214,346	$226,826	$214,346

Credit quality ratios
As a percent of period-end loans, net of unearned income:
Allowance for credit losses	1.38%	1.36%	1.39%	1.38%	1.34%	1.38%	1.34%
Nonaccrual loans	0.70%	0.75%	0.76%	0.65%	0.65%	0.70%	0.65%
Nonperforming loans	0.70%	0.75%	0.76%	0.65%	0.65%	0.70%	0.65%
Allowance for credit losses to nonaccrual loans	197.51%	182.73%	183.18%	213.18%	206.08%	197.51%	206.08%

DEPOSITS

Total deposits were $17.6 billion as of June 30, 2026, an increase of $1.2 billion, or 7.1%, from December 31, 2025. This increase was primarily driven by the acquisition of BankFinancial which included $1.2 billion in deposit balances. Compared to December 31, 2025, June 30, 2026 savings deposit balances increased $450.5 million, or 7.5%; interest-bearing demand deposits increased $443.7 million, or 13.2%; noninterest-bearing deposits increased $239.4 million, or 6.9%; and time deposits increased $27.8 million, or 0.8%. Noninterest-bearing deposits were 21.1% of total deposits as of both June 30, 2026 and December 31, 2025.

Average deposits for the second quarter of 2026 were $17.7 billion, which was an increase of $41.2 million, or 0.2%, from $17.6 billion in the first quarter of 2026. The increase during the second quarter was primarily driven by seasonal increases in public fund deposits and higher interest-bearing demand deposits, partially offset by a decline in brokered CDs. Average interest bearing demand deposits increased $136.1 million, or 3.8%, from the prior quarter; average noninterest-bearing deposits increased $66.4 million, or 1.8%; and average savings deposits increased $28.2 million, or 0.4%. Partially offsetting these increases, average time deposits declined $189.4 million, or 4.9%.

Average deposits for the first six months of 2026 increased $3.4 billion, or 23.6%, when compared to the same period of 2025, driven primarily by the Westfield and BankFinancial acquisitions. The increase in average deposits from the first six months of 2025 included a $1.5 billion, or 29.4%, increase in average savings deposits; a $632.9 million, or 20.2%, increase in average time deposits; a $661.2 million, or 21.2%, increase in average noninterest-bearing deposits; and a $615.8 million, or 20.0%, increase in average interest-bearing demand deposits.

Uninsured deposit balances were $7.5 billion, or 42.4% of total deposits, as of June 30, 2026. The Company reviews uninsured deposits for concentration risk and typically evaluates this risk by excluding public funds and intercompany deposits to arrive at an adjusted uninsured deposit amount. As such, excluding public funds and intercompany accounts, adjusted uninsured deposits were $4.9 billion, or 27.6% of total deposits, at the end of the second quarter of 2026.

BORROWINGS

First Financial's short-term borrowings are utilized to manage the Company's normal liquidity needs. These borrowings primarily include advances from the FHLB, but may also include Fed Funds purchased from other banks or advances from the FRB discount window. The Company's long-term borrowings may include subordinated debt or long-term advances from the FHLB, FRB or other sources.

Borrowed funds were $1.0 billion as of June 30, 2026 and $1.2 billion as of December 31, 2025. The decrease in borrowings was primarily driven by the Company's increase in deposits.

First Financial had total short-term borrowings of $609.5 million as of June 30, 2026 and $675.3 million as of December 31, 2025. Short-term borrowings with the FHLB were $570.0 million at June 30, 2026 and $675.0 million at December 31, 2025. There were no federal funds purchased included in short-term borrowings at June 30, 2026 or December 31, 2025.

Long-term debt was $382.6 million at June 30, 2026 and $514.1 million as of December 31, 2025. Outstanding subordinated debt totaled $359.1 million as of June 30, 2026 and $489.9 million as of December 31, 2025.

In 2020, First Financial issued $150.0 million of fixed to floating rate subordinated notes that would have matured in May 2030 and had an initial fixed interest rate of 5.25%. The Company elected to redeem these subordinated notes in whole on the February 2026 interest payment date. Therefore, these notes are not included in the Consolidated Balance Sheet as of June 30, 2026.

In November 2025, First Financial issued $300.0 million of fixed to floating rate subordinated notes. These subordinated notes have an initial fixed interest rate of 6.375% to, but excluding, December 1, 2030, payable semi-annually in arrears. From, and including, December 1, 2030, the interest rate on the subordinated notes will reset quarterly to a floating rate per annum equal to a benchmark rate, which is expected to be the then-current three-month term SOFR, plus 300 basis points, payable quarterly in arrears. These subordinated notes mature on December 1, 2035 and are redeemable by the Company in whole or in part beginning with the interest payment date of December 1, 2030. These subordinated notes are eligible to be treated as Tier 2 capital for 100% of its original issuance amount at June 30, 2026 for regulatory capital purposes.

In conjunction with the BankFinancial transaction, First Financial acquired $18.5 million of fixed to floating rate subordinated notes. These subordinated notes were originated in April 2021 and have an initial fixed interest rate of 3.75% to, but excluding, May 15, 2026, payable semi-annually in arrears. From, and including, May 15, 2026, the interest rate on the subordinated notes resets quarterly to a floating rate per annum equal to a benchmark rate, currently the three-month term SOFR, plus 299 basis points, payable quarterly in arrears. These subordinated notes mature on May 15, 2031 and are redeemable by the Company, in whole or in part, on May 15, 2026, on any interest payment date thereafter, and at any time upon the occurrence of certain events. These acquired subordinated notes are eligible to be treated as Tier 2 capital for regulatory capital purposes for 80% of its original issuance amount at June 30, 2026. The Company has received regulatory approval to redeem this subordinated debt, and anticipates doing so on the date of the scheduled third quarter interest payment.

First Financial had no FHLB long-term advances at June 30, 2026 or December 31, 2025. First Financial's total remaining borrowing capacity from the FHLB was $1.3 billion as of June 30, 2026.

See Note 9 – Borrowings in the Notes to Consolidated Financial Statements for further discussion of First Financial's borrowed funds.

LIQUIDITY

Liquidity management is the process by which First Financial manages the continuing flow of funds necessary to meet its financial commitments on a timely basis and at a reasonable cost. These funding commitments include withdrawals by depositors, credit commitments to borrowers, shareholder dividends, share repurchases, operating expenses and capital expenditures. Liquidity is derived primarily from deposit growth, principal and interest payments on loans and investment securities, maturing loans and investment securities and access to wholesale funding sources.

First Financial’s most stable source of liability-funded liquidity for both long and short-term needs is deposit growth and retention of the core deposit base. In addition to core deposit funding, First Financial also utilizes a variety of other short and long-term funding sources, which include subordinated notes, longer-term advances from the FRB and FHLB and its short-term line of credit.

Both First Financial Bancorp and First Financial Bank received investment grade credit ratings from Kroll Bond Rating Agency, Inc, an independent rating agency. These credit ratings impact the cost and availability of financing to First Financial. A downgrade to these credit ratings could affect First Financial's or the Bank’s abilities to access the credit markets and potentially increase borrowing costs, negatively impacting financial condition and liquidity. Key factors in maintaining high credit ratings include consistent and diverse earnings, strong credit quality and capital ratios, diverse funding sources and disciplined liquidity monitoring procedures. The ratings of First Financial Bancorp and First Financial Bank at June 30, 2026 were as follows:

	First Financial Bancorp	First Financial Bank
Senior Unsecured Debt	BBB+	A-
Subordinated Debt	BBB	BBB+
Short-Term Debt	K2	K2
Deposit	N/A	A-
Short-Term Deposit	N/A	K2

For ease of borrowing execution, First Financial utilizes a blanket collateral agreement with the FHLB. First Financial pledged $7.0 billion of certain eligible residential, commercial and farm real estate loans, home equity lines of credit and government, agency, and commercial mortgage-backed securities as collateral for borrowings from the FHLB as of June 30, 2026.

First Financial's principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. AFS securities were 99.0% and 98.5% of the total investment portfolio as of June 30, 2026 and December 31, 2025, respectively. The fair of investment securities classified as AFS totaled $4.7 billion at June 30, 2026 and $4.0 billion at December 31, 2025.  As of June 30, 2026, $1.9 billion of AFS securities were unpledged and there were $1.3 billion of securities available to be sold at breakeven. Additionally, $410.1 million of AFS securities have floating rates and could be sold with minimal losses at June 30, 2026.

HTM securities that are maturing within a short period of time can be an additional source of liquidity. As of June 30, 2026, the Company had $1.2 million of HTM securities maturing within one year. As of December 31, 2025, the Company had $0.7 million of HTM securities maturing within one year.

In total, First Financial expects $765.3 million of cash flows from its investment portfolio in the next 12 months.

First Financial maintains diverse funding sources, including FHLB borrowings, Fed Funds, the Fed discount window, brokered CDs and deposit placement services. At June 30, 2026, First Financial had unused and available overnight wholesale funding sources of $6.3 billion, or 28.2% of total assets, to satisfy the liquidity needs of the Company. Additionally, interest-bearing deposits with other banks totaled $579.2 million at June 30, 2026, with the majority being held at the Federal Reserve. The Company believes these diverse funding sources and related borrowing capacity provide sufficient flexibility to respond to any event that would stress its deposit balances.

First Financial also has a $40.0 million short-term credit facility with an unaffiliated bank that matures in December 2026. This facility has a variable interest rate and provides First Financial additional liquidity, if needed, for various corporate activities including the repurchase of First Financial common stock and the payment of dividends to shareholders. As of both June 30, 2026 and December 31, 2025, First Financial had no outstanding balance. The credit agreement requires First Financial to comply with certain covenants including those related to asset quality and capital levels. First Financial was in compliance with all covenants associated with this facility as of June 30, 2026 and December 31, 2025. This credit facility also required First Financial to pledge as collateral the Bank's common stock where the lender is granted a security interest in this collateral.

Certain restrictions exist regarding the Bank's ability to transfer funds to First Financial in the form of cash dividends, loans, other assets or advances and the approval of the Bank's primary federal regulator is required to pay dividends in excess of regulatory limitations.  Dividends paid to First Financial from the Bank totaled $100.0 million for the first six months of both 2026 and 2025.  As of June 30, 2026, the Bank had retained earnings of $1.1 billion, of which $141.1 million was available for distribution to First Financial without prior regulatory approval. As an additional source of liquidity, First Financial had $205.9 million in cash at the parent company as of June 30, 2026.

Share repurchases also impact First Financial's liquidity. For further information regarding share repurchases, see the Capital section that follows.

Capital expenditures were $23.8 million and $8.7 million for the first six months of 2026 and 2025, respectively. Management believes sufficient liquidity exists to fund its future capital expenditure commitments.

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

The Basel III Final Capital Rules include a minimum ratio of Common equity Tier 1 capital to risk-weighted assets of 7.0%, a minimum ratio of Tier 1 capital to risk-weighted assets of 8.5%, a minimum required Total risk-based capital ratio of 10.5% and a minimum leverage ratio of 4.0%. Failure to maintain the required Common equity Tier 1 capital will result in potential restrictions on a bank’s ability to pay dividends, repurchase stock and pay discretionary compensation to its employees.  The capital requirements also provide strict eligibility criteria for regulatory capital instruments and prescribe the methodology for calculating risk-weighted assets with the intention of identifying riskier assets, such as highly volatile commercial real estate and nonaccrual loans.

First Financial's tier 1 capital increased 101 bps to 12.61% at June 30, 2026 compared to 11.60% at December 31, 2025, while the total capital ratio increased to 15.75% at June 30, 2026 from 15.46% at December 31, 2025. The leverage ratio increased to 9.66% at June 30, 2026 from 9.53% at December 31, 2025. The Company’s tangible common equity ratio increased to 8.24% at June 30, 2026 from 7.79% at December 31, 2025, while the Company's tangible book value per share increased to $16.64 at June 30, 2026 from $15.74 at December 31, 2025. The changes to the Company's capital ratios are primarily a result of the Company's strong earnings.

As of June 30, 2026, management believes that First Financial met all capital adequacy requirements to which it was subject.  The Company's most recent regulatory notifications categorized First Financial as "well-capitalized" under the regulatory framework for prompt corrective action. There have been no conditions or events since those notifications that management believes have changed the Company's categorization. Total regulatory capital exceeded the minimum requirement by $863.3 million on a consolidated basis at June 30, 2026.

The following tables present the actual and required capital amounts and ratios as of June 30, 2026 and December 31, 2025 under the Basel III Final Capital Rules. Capital levels required to be considered "well capitalized" are based upon prompt corrective action regulations, as amended by the Basel III Final Capital Rules.

	Actual		Minimum capital required - Basel III		PCA requirement to be considered well capitalized
(Dollars in thousands)	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
June 30, 2026
Common equity Tier 1 capital to risk-weighted assets
Consolidated	$2,029,668	12.33%	$1,151,942	7.00%	N/A	N/A
First Financial Bank	2,099,860	12.77%	1,150,730	7.00%	$1,068,535	6.50%

Tier 1 capital to risk-weighted assets
Consolidated	2,075,286	12.61%	1,398,786	8.50%	N/A	N/A
First Financial Bank	2,100,173	12.78%	1,397,315	8.50%	1,315,120	8.00%

Total capital to risk-weighted assets
Consolidated	2,591,169	15.75%	1,727,913	10.50%	N/A	N/A
First Financial Bank	2,310,194	14.05%	1,726,095	10.50%	1,643,900	10.00%

Leverage ratio
Consolidated	2,075,286	9.66%	859,535	4.00%	N/A	N/A
First Financial Bank	2,100,173	9.78%	858,815	4.00%	1,073,519	5.00%

	Actual		Minimum capital required - Basel III		PCA requirement to be considered well capitalized
(Dollars in thousands)	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
December 31, 2025
Common equity tier 1 capital to risk-weighted assets
Consolidated	$1,798,266	11.32%	$1,112,325	7.00%	N/A	N/A
First Financial Bank	1,888,695	11.90%	1,111,184	7.00%	$1,031,814	6.50%

Tier 1 capital to risk-weighted assets
Consolidated	1,843,672	11.60%	1,350,681	8.50%	N/A	N/A
First Financial Bank	1,889,024	11.90%	1,349,295	8.50%	1,269,925	8.00%

Total capital to risk-weighted assets
Consolidated	2,457,377	15.46%	1,668,488	10.50%	N/A	N/A
First Financial Bank	2,092,052	13.18%	1,666,777	10.50%	1,587,406	10.00%

Leverage ratio
Consolidated	1,843,672	9.53%	774,045	4.00%	N/A	N/A
First Financial Bank	1,889,024	9.77%	773,531	4.00%	966,914	5.00%

Shareholder dividends. First Financial paid a dividend of $0.25 per common share on June 16, 2026 to shareholders of record as of June 1, 2026. Additionally, First Financial's Board of Directors authorized a dividend of $0.26 per common share, payable on September 15, 2026 to shareholders of record as of September 1, 2026.

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

Effective April, 2026, First Financial's Board of Directors approved a stock repurchase plan (the 2026 Stock Repurchase Plan). The 2026 Stock Repurchase Plan authorizes the purchase of up to 5,000,000 shares of the Company's common stock and will expire on December 31, 2027. First Financial did not repurchase any shares during the second quarter of 2026.

Shareholders' equity. Total shareholders’ equity was $3.0 billion at June 30, 2026 and $2.8 billion at December 31, 2025. The increase from year-end was due to the Company's strong earnings and the acquisition of BankFinancial during the first quarter.

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

Potential cash flows, sales, or replacement value of many of our assets and liabilities, especially those that earn or pay interest, are sensitive to changes in the general level of interest rates. This interest rate risk arises primarily from the Company's normal business activities of gathering deposits and extending loans. Many factors affect our exposure to changes in interest rates, such as general economic and financial conditions, client preferences, historical pricing relationships, and re-pricing characteristics of financial instruments. The Company's earnings can also be affected by the monetary and fiscal policies of the U.S. Government and its agencies, particularly the FRB.

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

Non-maturity deposit modeling is particularly dependent on the assumption for repricing sensitivity known as a beta. Beta is the amount by which First Financial’s interest bearing non-maturity deposit rates will increase when short-term interest rates rise. The Company utilized a weighted average deposit beta of 47% in its interest rate risk modeling as of June 30, 2026. First Financial also includes an assumption for the migration of non-maturity deposit balances into CDs and money markets for all upward rate scenarios beginning with the +100 bps scenario, thereby increasing deposit costs and reducing asset sensitivity.

Presented below is the estimated impact on First Financial’s NII and EVE position as of June 30, 2026, assuming immediate, parallel shifts in interest rates:

	% Change from base case for immediate parallel changes in rates
	-100 bps	+100 bps	+200 bps
NII-Year 1	(3.37)%	2.31%	4.13%
NII-Year 2	(4.96)%	2.81%	5.07%
EVE	(1.93)%	0.10%	(0.13)%

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

First Financial continually evaluates the sensitivity of its interest rate risk position to modeling assumptions. The following table reflects First Financial’s estimated NII sensitivity profile as of June 30, 2026 assuming a 25% increase and a 25% reduction to the beta assumption on managed rate deposits:

	Beta sensitivity (% change from base)
	+100 BP		+200 BP
	Beta 25% lower	Beta 25% higher	Beta 25% lower	Beta 25% higher
NII-Year 1	3.81%	0.81%	5.66%	2.60%
NII-Year 2	4.26%	1.35%	6.55%	3.59%

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

Management closely monitors the usage of excess business deposits, the balance of personal deposits and the broader macroeconomic environment. This monitoring includes consideration of various metrics and establishment of internal thresholds related to the composition of the balance sheet, borrowings and liquidity. Balance sheet composition metrics reviewed include the loan to deposit, loans to total assets and core deposits to total assets ratios among others. Borrowing composition monitoring includes, but is not limited to, consideration of borrowing capacity as a percentage of total assets, brokered CDs as a percentage of total assets and Fed funds lines to total assets. Liquidity composition ratios include remaining liquidity to total assets, and tier 1 liquidity sources as a percentage of both 30 and 90 day maturing liabilities, among others. As of June 30, 2026, all metrics reviewed were within the Company's policy limits.

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

CRITICAL ACCOUNTING ESTIMATES

First Financial’s Consolidated Financial Statements are prepared based on the application of the Company's accounting policies.  These policies require the reliance on estimates and assumptions which are inherently subjective and may be susceptible to significant change.  Changes in underlying factors, assumptions or estimates could have a material impact on First Financial’s future financial condition and results of operations. In management’s opinion, some of these estimates and assumptions have a more significant impact than others on First Financial’s financial reporting.  For First Financial, these estimates and assumptions include accounting for the ACL - loans and leases, goodwill and income taxes.  The estimates and assumptions are discussed in detail in the Critical Accounting Estimates section of Management’s Discussion and Analysis in First Financial’s 2025 Annual Report.  There were no changes to the accounting estimates and assumptions for the ACL, goodwill or income taxes during the six months ended June 30, 2026.

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this quarterly report which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are often characterized by the use of qualifying words (and their derivatives) such as “may,” “will,” “anticipates,” “could,” “should,” “would,” “believes,” “contemplates,” “likely,” “expects,” “estimates,” “continues,” “plans,” “projects” and “intends,” as well as words of similar meaning, other similar expressions or statements concerning opinions or judgments of the Company about future events are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Examples of forward-looking statements include, but are not limited to, statements we make about (i) our future operating or financial performance, including revenues, income or loss and earnings or loss per share, (ii) future common stock dividends, (iii) our capital structure, including future capital levels, (iv) our plans, objectives and strategies, and (v) the assumptions that underlie our forward-looking statements.

As with any forecast or projection, forward-looking statements are subject to inherent uncertainties, risks and changes in circumstances that may cause actual results to differ materially from those set forth in the forward-looking statements. Forward-looking statements are not historical facts but instead express only management’s beliefs regarding future results or events, many of which, by their nature, are inherently uncertain and outside of management’s control. Although we believe that our expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of our existing business and operations, there can be no assurance that actual results will not differ materially from any projected future results expressed or implied by such forward-looking statements. It is possible that actual results and outcomes may differ, possibly materially, from the anticipated results or outcomes indicated in these forward-looking statements. Important factors that could cause actual results to differ materially from those in our forward-looking statements include, among others, the following:

•economic, market, liquidity, credit, interest rate, operational and technological risks associated with the Company’s business;
•future credit quality and performance, including, but not limited to, our expectations regarding future loan losses and our allowance for credit losses;
•the effect of and changes in policies and laws or regulatory agencies, including, but not limited to, the Dodd-Frank Wall Street Reform and Consumer Protection Act and other legislation and regulation relating to the banking industry;
•management’s ability to effectively execute its business plans;
•mergers and acquisitions, including, but not limited to, the agreement to acquire Finward Bancorp, as reported by the Company on our Form 8-K filed on July 21, 2026 (the “Finward Transaction”), and the costs or difficulties related to the consummation of mergers and acquisitions and the integration of acquired companies;
•costs related to the pursuit of mergers and acquisitions, including, but not limited to, the agreement to acquire Finward Bancorp (the “Merger Agreement”), as announced by the Company on our Form 8-K filed on July 21, 2026;
•the occurrence of any event, change or other circumstances, including, but not limited to, the ability to obtain regulatory approvals or shareholder approvals, the result of which could cause the parties not to consummate the Finward Transaction;
•the possibility that such costs or difficulties related to the mergers and acquisitions are greater than anticipated;
•the possibility that any of the anticipated benefits of the Company’s merger and acquisition activities, including, but not limited to, the transaction activities contemplated by the Finward Transaction, will not be realized or will not be realized within the expected time period;
•risks relating to the potential dilutive effect of shares of the Company’s common stock proposed to be issued in the Finward Transaction;
•the effect of changes in accounting policies and practices;
•changes in consumer spending, borrowing and saving and changes in unemployment;
•changes in customers’ performance and creditworthiness;
•the costs and effects of litigation and of unexpected or adverse outcomes in such litigation;
•current and future economic and market conditions, including, but not limited to, the effects of changes in housing prices, fluctuations in unemployment rates, U.S. fiscal debt, budget and tax matters, geopolitical matters, trade and tariff policies, and any slowdown in global economic growth;
•our capital and liquidity requirements (including, but not limited to, under regulatory capital standards, such as the Basel III capital standards) and our ability to generate capital internally or raise capital on favorable terms;
•financial services reform and other current, pending or future legislation or regulation that could have a negative effect on our revenue and businesses, including, but not limited to, the Dodd-Frank Act and other legislation and regulation relating to bank products and services;

•the effect of the current interest rate environment or changes in interest rates or in the level or composition of our assets or liabilities on our net interest income, net interest margin and our mortgage originations, mortgage servicing rights and mortgage loans held for sale;
•the effect of a fall in stock market prices on our brokerage, asset and wealth management businesses;
•a failure in or breach of our operational or security systems or infrastructure, or those of our third-party vendors or other service providers, including, but not limited to, as a result of cyber attacks;
•the effect of changes in the level of checking or savings account deposits on our funding costs and net interest margin;
•our ability to develop and execute effective business plans and strategies.

These factors are not necessarily all of the factors that could cause the Company’s actual results, performance or achievements to differ materially from those expressed in or implied by any of the forward-looking statements. Other factors, including unknown or unpredictable factors, also could harm the results of the Company. Additional factors that may cause our actual results to differ materially from those described in our forward-looking statements can be found in our Form 10-K for the year ended December 31, 2025, as well as our other filings with the SEC, which are available on the SEC website at www.sec.gov.

All forward-looking statements included in this quarterly report are made as of the date hereof and are based on information available at the time of the filing. The Company does not assume or undertake any obligation to update or clarify any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by applicable law.

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

Changes in Internal Control over Financial Reporting
There were no changes in First Financial's internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, First Financial's internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

In December 2023 the Board authorized a two-year stock repurchase plan effective January 1, 2024, that provided for the purchase of up to 5,000,000 shares of the common stock of the Company (the “2024 Stock Repurchase Plan”). The 2024 Stock Repurchase Plan expired on December 31, 2025. Effective April, 2026, First Financial's Board of Directors approved a stock repurchase plan (the 2026 Stock Repurchase Plan). The 2026 Stock Repurchase Plan authorizes the purchase of up to 5,000,000 shares of the Company's common stock and will expire on December 31, 2027. First Financial did not repurchase any shares during the second quarter of 2026.

Item 5.    Other Information.

During the three months ended June 30, 2026, none of the Company's officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6.         Exhibits

(a)	Exhibits:

Exhibit Number
2.1
Agreement and Plan of Merger by and between First Financial Bancorp. and Finward Bancorp, dated as of July 21, 2026 (filed as Exhibit 2.1 Form 8-K filed on July 21, 2026 and incorporated herein by reference) (File No. 001-34762).

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

10.2
Form of Agreement for Restricted Stock Awards under the First Financial Bancorp. 2020 Stock Plan (filed as Exhibit 10.2 to the Form 10-Q for the quarter ended March 31, 2026 and incorporated herein by reference) (File No. 000-12379).*

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.1	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.2	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

99.1	First Financial Bancorp. 2026 Stock Plan (filed as Annex A to Company’s Proxy Statement filed on April 16, 2026, and incorporated herein by reference). (File No. 001-34762).

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

First Financial will furnish, without charge, to a security holder upon request a copy of the documents and will furnish any other Exhibit upon payment of reproduction costs.  Unless as otherwise noted, documents incorporated by reference involve File No. 001-34762.

* Compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FIRST FINANCIAL BANCORP.
(Registrant)

/s/ James M. Anderson		/s/ Scott T. Crawley
James M. Anderson		Scott T. Crawley
Executive Vice President and Chief Financial Officer		Senior Vice President and Controller
(Principal Accounting Officer)

Date	8/6/2026	Date	8/6/2026