Form 10-Q
period 2026-09-30
FIRST FINANCIAL BANCORP /OH/
filed 2026-11-06
CIK 708955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                           September 30, 2026

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
Yes  ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The registrant has one class of common stock (no par value) with 105,185,146 shares outstanding at November 5, 2026.

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

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Cash and due from banks	$176,102	$178,553
Interest-bearing deposits with other banks	566,778	597,338
Investment securities available-for-sale, at fair value (amortized cost $5,098,396 at September 30, 2026 and $4,182,075 at December 31, 2025)	4,635,304	3,971,932
Investment securities held-to-maturity (fair value $32,900 at September 30, 2026 and $54,334 at December 31, 2025)	38,321	58,545
Other investments	139,535	129,564
Loans held for sale, at fair value	22,958	16,953
Loans and leases
Commercial & industrial	4,948,380	4,632,241
Lease financing	678,423	638,527
Construction real estate	606,696	677,339
Commercial real estate	4,542,568	4,384,556
Residential real estate	1,806,123	1,832,184
Home equity	1,105,790	1,005,204
Installment	150,485	188,694
Credit card	66,617	65,325
Total loans and leases	13,905,082	13,424,070
Less: Allowance for credit losses	(191,650)	(186,487)
Net loans and leases	13,713,432	13,237,583
Premises and equipment	229,669	204,760
Operating leases	237,160	214,003
Goodwill	1,099,936	1,099,524
Other intangibles	135,077	118,832
Accrued interest and other assets	1,319,883	1,301,792
Total assets	$22,314,155	$21,129,379

Liabilities
Deposits
Interest-bearing demand	$3,820,903	$3,360,613
Savings	6,408,902	5,973,532
Time	3,636,887	3,622,227
Total interest-bearing deposits	13,866,692	12,956,372
Noninterest-bearing	3,831,099	3,465,470
Total deposits	17,697,791	16,421,842
FHLB short-term borrowings	575,000	675,000
Other short-term borrowings	76,860	332
Total short-term borrowings	651,860	675,332
Long-term debt	364,925	514,052
Total borrowed funds	1,016,785	1,189,384
Accrued interest and other liabilities	718,097	748,937
Total liabilities	19,432,673	18,360,163

Shareholders' equity
Common stock - no par value
Authorized - 160,000,000 shares; Issued - 110,262,672 shares at September 30, 2026 and 104,281,794 shares at December 31, 2025	1,790,583	1,647,618
Retained earnings	1,589,622	1,437,286
Accumulated other comprehensive income (loss)	(387,095)	(189,942)
Treasury stock, at cost, 5,074,349 shares at September 30, 2026 and 5,760,068 shares at December 31, 2025	(111,628)	(125,746)
Total shareholders' equity	2,881,482	2,769,216
Total liabilities and shareholders' equity	$22,314,155	$21,129,379
See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Interest income
Loans and leases, including fees	$228,730	$204,865	$672,845	$603,488
Investment securities
Taxable	53,631	36,421	157,026	107,065
Tax-exempt	2,425	2,195	7,423	6,632
Total interest on investment securities	56,056	38,616	164,449	113,697
Other earning assets	4,514	6,773	15,345	19,388
Total interest income	289,300	250,254	852,639	736,573
Interest expense
Deposits	82,263	77,766	241,248	231,891
Short-term borrowings	4,070	5,979	14,235	19,917
Long-term borrowings	6,711	6,023	20,913	16,714
Total interest expense	93,044	89,768	276,396	268,522
Net interest income	196,256	160,486	576,243	468,051
Provision for credit losses - loans and leases	8,975	8,612	27,938	26,837
Provision for (recapture of) credit losses - unfunded commitments	(72)	453	(2,305)	730
Net interest income after provision for credit losses	187,353	151,421	550,610	440,484
Noninterest income
Service charges on deposit accounts	9,031	7,829	26,940	23,058
Wealth management fees	9,135	7,351	27,869	23,275
Bankcard income	3,862	3,589	10,474	10,636
Client derivative fees	2,511	1,876	7,964	5,121
Foreign exchange income	17,485	16,666	46,899	42,970
Leasing business income	22,967	20,997	67,325	60,497
Net gains from sales of loans	5,650	6,835	18,355	17,844
Net gain (loss) on investment securities	247	(42)	(1,350)	(9,748)
Gain on bargain purchase	37	0	12,118	0
Other	6,733	8,424	16,761	19,018
Total noninterest income	77,658	73,525	233,355	192,671
Noninterest expenses
Salaries and employee benefits	94,385	80,607	281,158	230,762
Net occupancy	7,591	6,003	22,679	17,867
Furniture and equipment	4,834	3,582	13,837	10,836
Data processing	12,685	9,591	38,893	27,370
Marketing	3,801	2,359	10,069	7,114
Professional services	3,566	2,314	14,939	8,602
Amortization of tax credit investments	774	112	2,112	335
FDIC assessments	3,170	2,611	9,693	8,281
Intangible amortization	6,230	2,359	18,720	7,076
Leasing business expense	14,315	13,911	43,077	39,868
Other	14,385	10,820	41,509	32,905
Total noninterest expenses	165,736	134,269	496,686	391,016
Income before income taxes	99,275	90,677	287,279	242,139
Income tax expense	18,093	18,754	55,196	48,927
Net income	$81,182	$71,923	$232,083	$193,212
Net earnings per common share - basic	$0.78	$0.76	$2.23	$2.04
Net earnings per common share - diluted	$0.77	$0.75	$2.21	$2.02
Average common shares outstanding - basic	103,962,646	94,889,341	103,869,688	94,799,411
Average common shares outstanding - diluted	105,000,875	95,753,798	104,852,419	95,674,093
See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$81,182	$71,923	$232,083	$193,212
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on debt securities arising during the period	(163,456)	23,755	(197,225)	63,536
Change in retirement obligation	436	505	1,244	1,465
Unrealized gain (loss) on derivatives	(370)	(608)	(765)	1,386
Unrealized gain (loss) on foreign currency exchange	15	(268)	(407)	412
Other comprehensive income (loss)	(163,375)	23,384	(197,153)	66,799
Comprehensive income (loss)	$(82,193)	$95,307	$34,930	$260,011

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands except per share data)
(Unaudited)

	Common Stock		Retained	Accumulated other comprehensive	Treasury stock
	Shares	Amount	Earnings	income (loss)	Shares	Amount	Total
Balance at July 1, 2025	104,281,794	$1,638,796	$1,351,674	$(246,384)	(8,521,177)	$(185,931)	$2,558,155
Net income			71,923				71,923
Other comprehensive income (loss)				23,384			23,384
Cash dividends declared:
Common stock at $0.25 per share			(24,020)				(24,020)
Restricted stock awards, net of forfeitures		(1,502)			(3,367)	(106)	(1,608)
Share-based compensation expense		4,021					4,021
Balance at September 30, 2025	104,281,794	$1,641,315	$1,399,577	$(223,000)	(8,524,544)	$(186,037)	$2,631,855
Balance at July 1, 2026	110,262,672	$1,792,158	$1,535,765	$(223,720)	(5,306,214)	$(116,715)	$2,987,488
Net income			81,182				81,182
Other comprehensive income (loss)				(163,375)			(163,375)
Cash dividends declared:
Common stock at $0.26 per share			(27,325)				(27,325)
Restricted stock awards, net of forfeitures		(6,295)			231,865	5,087	(1,208)
Share-based compensation expense		4,720					4,720
Balance at September 30, 2026	110,262,672	$1,790,583	$1,589,622	$(387,095)	(5,074,349)	$(111,628)	$2,881,482

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands except per share data)
(Unaudited)

	Common Stock		Retained	Accumulated other comprehensive	Treasury stock
	Shares	Amount	Earnings	income (loss)	Shares	Amount	Total
Balance at January 1, 2025	104,281,794	$1,642,055	$1,276,329	$(289,799)	(8,786,954)	$(190,544)	$2,438,041
Net income			193,212				193,212
Other comprehensive income (loss)				66,799			66,799
Cash dividends declared:
Common stock at $0.73 per share			(69,964)				(69,964)
Restricted stock awards, net of forfeitures		(13,225)			262,410	4,507	(8,718)
Share-based compensation expense		12,485					12,485
Balance at September 30, 2025	104,281,794	$1,641,315	$1,399,577	$(223,000)	(8,524,544)	$(186,037)	$2,631,855
Balance at January 1, 2026	104,281,794	$1,647,618	$1,437,286	$(189,942)	(5,760,068)	$(125,746)	$2,769,216
Net income			232,083				232,083
Other comprehensive income (loss)				(197,153)			(197,153)
Cash dividends declared:
Common stock at $0.76 per share			(79,747)				(79,747)
Common stock issued in connection with business combinations	5,980,878	149,654					149,654
Restricted stock awards, net of forfeitures		(19,204)			685,719	14,118	(5,086)
Share-based compensation expense		12,515					12,515
Balance at September 30, 2026	110,262,672	$1,790,583	$1,589,622	$(387,095)	(5,074,349)	$(111,628)	$2,881,482

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine months ended
	September 30,
	2026	2025
Operating activities
Net income	$232,083	$193,212
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recapture of) credit losses	25,633	27,567
Depreciation and amortization	38,405	22,086
Stock-based compensation expense	12,515	12,485
Pension expense (income)	6,584	6,694
Net amortization (accretion) on investment securities	(1,984)	(1,915)
Net (gain) loss on investment securities	1,350	9,748
Gain on bargain purchase	(12,118)	0
Originations of loans held for sale	(493,899)	(406,050)
Net gains from sales of loans held for sale	(18,355)	(17,844)
Proceeds from sales of loans held for sale	919,215	415,608
Deferred income taxes	30,398	37,579
Amortization of operating leases	7,001	5,996
Payments for operating leases	(8,000)	(6,338)
Bank owned life insurance income	(5,363)	(4,070)
Decrease (increase) in interest receivable	(6,719)	(527)
(Decrease) increase in interest payable	(204)	(8,109)
Decrease (increase) in other assets	(8,513)	19,380
(Decrease) increase in other liabilities	(25,266)	(89,792)
Net cash provided by (used in) operating activities	692,763	215,710

Investing activities
Proceeds from sales of securities available-for-sale	575,963	353,863
Proceeds from calls, paydowns and maturities of securities available-for-sale	552,173	485,708
Purchases of securities available-for-sale	(1,893,537)	(979,030)
Proceeds from calls, paydowns and maturities of securities held-to-maturity	20,414	5,557
Proceeds from sales of other investment securities	10	19,359
Proceeds from calls, paydowns and maturities of other securities	54,236	33,072
Purchases of other investment securities	(56,775)	(54,793)
Net decrease (increase) in interest-bearing deposits with other banks	524,206	165,148
Net decrease (increase) in loans and leases	(240,104)	25,366
Proceeds from disposal of other real estate owned	184	55
Purchases of premises and equipment	(28,760)	(12,729)
Net change in operating leases	(23,157)	(5,548)
Net cash (paid for) acquired from acquisitions	12,615	0
Life insurance premium payments	(200)	(72)
Life insurance death benefits	5,559	915
Life insurance surrenders	17,893	0
Net cash provided by (used in) investing activities	(479,280)	36,871

Financing activities
Net (decrease) increase in total deposits	66,593	104,310
Net (decrease) increase in short-term borrowings	(33,520)	(160,285)
Payments on long-term debt	(168,971)	(125,958)
Payments for debt issuance costs	(165)	0
Cash dividends paid on common stock	(79,871)	(70,247)
Net cash provided by (used in) financing activities	(215,934)	(252,180)

Cash and due from banks
Change in cash and due from banks	(2,451)	401
Cash and due from banks at beginning of period	178,553	174,258
Cash and due from banks at end of period	$176,102	$174,659
	(continued on next page)
See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(Unaudited)

	Nine months ended
	September 30,
	2026	2025
Supplemental disclosures
Interest paid	$276,406	$276,631
Income taxes paid, net of refunds	$4,237	$3,975
Investment securities purchased not settled	$12,077	$38,060
Common stock issued in acquisitions	$149,654	$0

Supplemental schedule for investing activities
Business combinations
Assets acquired, net of purchase consideration -Westfield	$(499)	$0
Liabilities assumed - Westfield	(87)	0
Goodwill	$412	$0

Assets acquired, net of purchase consideration - BankFinancial	$1,263,978	$0
Liabilities assumed - BankFinancial	1,251,860	0
Gain on bargain purchase	$(12,118)	$0

See Notes to Consolidated Financial Statements.

FIRST FINANCIAL BANCORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
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

NOTE 2:  ACCOUNTING STANDARDS RECENTLY ADOPTED OR ISSUED

Standards Adopted in 2025

FASB ASU No. 2023-09 - In December, 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. These amendments require public business entities on an annual basis to disclose additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate for federal, state, and foreign income taxes. It also requires greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a quantitative threshold. Additionally, the ASU requires information pertaining to taxes paid (net of refunds received) to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts are equal to or greater than 5% of total income taxes paid (net of refunds received). The amendments in this ASU were effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 retrospectively for the annual period ending December 31, 2025. The adoption of this standard resulted in additional disclosures in the Company's Consolidated Financial Statements, but it did not materially impact the Company's results of operations.

FASB ASU No. 2025-08 - In November, 2025, the FASB issued ASU No. 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans, which allows entities to apply the gross-up approach in ASC 326 to all purchased seasoned loans, not just loans classified as PCD. The gross-up approach requires an entity to record an ACL at the acquisition date offset by an addition to the amortized cost basis of the asset.

Prior to the issuance of this ASU, the ACL for non-PCD assets was separately recorded through provision expense at the acquisition date of the non-PCD assets. Since acquired financial assets are initially recognized at fair value, which would include both interest and credit valuation adjustments, this effectively resulted in a “double count” of the expected credit loss for non-PCD assets on their acquisition date, which was captured as a Day 1 provision expense on the financial statements.

The new standard is effective for fiscal years beginning after December 15, 2026; however, First Financial elected to early adopt the new standard in the fourth quarter of 2025 with the initial application utilized for the Westfield acquisition. As such, the Company recorded a $23.7 million increase to the ACL, with an offsetting adjustment to the amortized cost basis of the assets, to account for the expected losses on loans acquired from Westfield.

For the BankFinancial acquisition, the Company recorded a $2.8 million increase to the ACL, with an offsetting adjustment to the amortized cost basis of the assets, to account for the expected losses on acquired BankFinancial loans.

Standards Issued But Not Yet Adopted

FASB ASU No. 2024-03 - In November, 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which requires disaggregation of certain expenses within the footnotes to the financial statements. The amendments require public business entities to disclose, in the notes to the financial statements, additional information about certain costs and expenses included in relevant expense captions presented on the face of the income statement. The amendments are intended to provide investors with more decision-useful information about the nature of expenses included in the income statement. The standard is effective for public business entities for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted and public business entities are required to adopt ASU 2024-03 prospectively; however, entities are permitted to apply the amendments retrospectively. The adoption of this standard may result in additional disclosures in the Company's Consolidated Financial Statements, but it is not expected to materially impact the Company's results of operations.

FASB ASU No. 2025-06 - In September, 2025, the FASB issued ASU No. 2025-06, Intangibles – Goodwill and Other -- Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The final rule, which is intended to modernize accounting for costs related to internal use software, removes all references to project stages throughout ASC 350-40 and clarifies that costs may begin to be capitalized once management has authorized the project and it is probable that the project will be completed and the software will be used to perform the function intended. The guidance specifies that the property, plant and equipment disclosure requirements under ASC 360-10 apply to all capitalized software costs accounted for under ASC 350-40, regardless of how the costs are presented in the financial statements. Under this new guidance, entities will need to disclose the capitalized internal-use software balance and accumulated amortization at the balance sheet date, the amortization for the period and a general description of the method used in computing amortization. The amendments in this ASU are effective for annual periods beginning after December 15, 2027 and interim periods within those years. The adoption of this standard will result in additional disclosures in the Company's Consolidated Financial Statements, but it is not expected to materially impact the Company's results of operations.

FASB ASU No. 2025-09 - In November, 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, which amends the existing guidance for hedge accounting. The amendments are intended to more closely align hedge accounting with the economics of an entity’s risk management activities and clarify and improve the application of certain hedge accounting guidance. The amendments address, among other matters, the aggregation of forecasted transactions with similar risk exposures in cash flow hedges, hedging forecasted interest payments on certain variable-rate debt instruments, cash flow hedges of nonfinancial forecasted transactions, the application of the net written option test and certain dual hedge strategies involving foreign-currency-denominated debt instruments. The rule is effective for annual reporting periods beginning after December 15, 2026, and is to be adopted on a prospective basis with an election to adopt the guidance for hedging relationships that exist on the date of adoption. The adoption of this standard is not expected to materially impact the Company's results of operations.

FASB ASU No. 2025-11 - In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which streamlines interim reporting under FASB ASC 270 by providing a comprehensive list of required disclosures and a material impact principle, without altering overall requirements. The standard is effective for periods beginning after December 15, 2027, with early adoption permitted. First Financial is currently evaluating the impact of adopting this guidance, but does not expect it to have a material impact on its Consolidated Financial Statements.

NOTE 3:  INVESTMENTS

For the three months ended September 30, 2026, there were $15.5 million of sales of AFS securities with insignificant gross realized gains or losses. For the three months ended September 30, 2025, there were $189.3 million sales of AFS securities with $3.4 million of gross realized gains and no gross realized losses.

For the nine months ended September 30, 2026, there were $576.0 million of sales of AFS securities with $7.1 million of gross realized gains and insignificant gross realized losses. For the nine months ended September 30, 2025, there were $353.9 million of sales of AFS securities with $3.5 million of gross realized gains and $10.0 million of gross realized losses.

First Financial had three AFS securities with unrealized losses due to credit deterioration at September 30, 2026. These securities totaled $14.1 million, net of $0.8 million unrealized losses. The Company had six AFS securities with unrealized losses due to credit deterioration at December 31, 2025, which totaled $20.9 million, net of unrealized losses of $9.8 million. The Company continues to monitor these securities and believes that the Company will receive the full par value.

Additionally, the Company recognized no impairment losses on AFS securities during the three months ended September 30, 2026 and $3.4 million of impairment losses on AFS securities during the three months ended September 30, 2025. For the nine months ended September 30, 2026, the Company recognized impairment losses of $8.3 million and $3.4 million impairment losses were recognized on AFS securities during the nine months ended September 30, 2025. The losses were included in Net gain (loss) on investment securities in the Consolidated Statements of Income. These losses were on securities with credit deterioration where the Company determined that it no longer intended to hold the securities until the recovery of their amortized cost bases.

The following is a summary of HTM and AFS investment securities as of September 30, 2026:

	Held-to-maturity				Available-for-sale
(Dollars in thousands)	Amortized cost	Unrecognized gain	Unrecognized loss	Fair value	Amortized cost	Unrealized gain	Unrealized loss	Fair value
U.S. Treasuries	$0	$0	$0	$0	$100	$0	$(5)	$95
Securities of U.S. government agencies and corporations	0	0	0	0	104,978	135	(5,231)	99,882
Mortgage-backed securities - residential	0	0	0	0	2,002,626	31	(199,374)	1,803,283
Mortgage-backed securities - commercial	25,732	0	(4,396)	21,336	425,734	136	(30,792)	395,078
Collateralized mortgage obligations	5,402	0	(710)	4,692	1,084,939	10	(78,811)	1,006,138
Obligations of state and other political subdivisions	7,187	0	(315)	6,872	771,939	306	(133,628)	638,617
Asset-backed securities	0	0	0	0	523,108	116	(12,294)	510,930
Other securities	0	0	0	0	184,972	17	(3,708)	181,281
Total	$38,321	$0	$(5,421)	$32,900	$5,098,396	$751	$(463,843)	$4,635,304

The following is a summary of HTM and AFS investment securities as of December 31, 2025:

	Held-to-maturity				Available-for-sale
(Dollars in thousands)	Amortized cost	Unrecognized gain	Unrecognized loss	Fair value	Amortized cost	Unrealized gain	Unrealized loss	Fair value
U.S. Treasuries	$0	$0	$0	$0	$99	$0	$(4)	$95
Securities of U.S. government agencies and corporations	0	0	0	0	0	0	0	0
Mortgage-backed securities - residential	0	0	0	0	1,607,916	11,265	(69,767)	1,549,414
Mortgage-backed securities - commercial	27,373	0	(3,392)	23,981	394,129	1,212	(13,741)	381,600
Collateralized mortgage obligations	6,088	0	(499)	5,589	741,819	3,765	(36,347)	709,237
Obligations of state and other political subdivisions	8,334	60	(179)	8,215	706,668	931	(89,509)	618,090
Asset-backed securities	0	0	0	0	568,366	1,817	(13,639)	556,544
Other securities	16,750	0	(201)	16,549	163,078	1,063	(7,189)	156,952
Total	$58,545	$60	$(4,271)	$54,334	$4,182,075	$20,053	$(230,196)	$3,971,932

The following table provides a summary of investment securities by contractual maturity as of September 30, 2026, except for residential and commercial mortgage-backed securities, collateralized mortgage obligations and asset-backed securities, which are shown as single totals due to the unpredictability of the timing in principal repayments.

	Held-to-maturity		Available-for-sale
(Dollars in thousands)	Amortized cost	Fair value	Amortized cost	Fair value
By Contractual Maturity:
Due in one year or less	$495	$493	$37,621	$37,493
Due after one year through five years	5,438	5,348	81,754	72,700
Due after five years through ten years	0	0	263,969	229,926
Due after ten years	1,254	1,031	678,645	579,756
Mortgage-backed securities - residential	0	0	2,002,626	1,803,283
Mortgage-backed securities - commercial	25,732	21,336	425,734	395,078
Collateralized mortgage obligations	5,402	4,692	1,084,939	1,006,138
Asset-backed securities	0	0	523,108	510,930
Total	$38,321	$32,900	$5,098,396	$4,635,304

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

First Financial does not intend to sell, and it is not more likely than not that the Company will be required to sell, debt securities prior to maturity or recovery of the recorded value other than the previously mentioned securities on which the Company recorded impairment losses. Additionally, based on the Company's credit assessment of AFS securities in an unrealized loss position, the Company recorded no reserves for the periods ended September 30, 2026 or December 31, 2025.

As of September 30, 2026, the Company's investment securities portfolio consisted of 849 AFS and HTM securities, of which 789 were in an unrealized loss position. As of December 31, 2025, the Company's investment securities portfolio consisted of 949 AFS and HTM securities, of which 533 were in an unrealized loss position.

Primarily all of First Financial’s HTM debt securities are issued by U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government, are widely recognized as “risk free,” and have a long history of zero credit loss. The remainder of the Company's HTM securities are non-agency collateralized mortgage obligations and obligations of state and other political subdivisions which currently carry ratings no lower than A+. There were no HTM securities on nonaccrual status or past due at September 30, 2026 or December 31, 2025.

Management measures expected credit losses on HTM debt securities on a collective basis by security type. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The Company did not record an ACL for these securities as of September 30, 2026 or December 31, 2025.

The following tables provide the fair value and gross unrealized losses of AFS investment securities in an unrealized loss position for which an ACL has not been recorded, aggregated by investment category and the length of time the individual securities have been in a continuous loss position:

	September 30, 2026
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. Treasuries	$0	$0	$95	$(5)	$95	$(5)
Securities of U.S. Government agencies and corporations	80,609	(5,231)	0	0	80,609	(5,231)
Mortgage-backed securities - residential	1,408,559	(112,009)	377,631	(87,365)	1,786,190	(199,374)
Mortgage-backed securities - commercial	234,818	(14,799)	129,252	(15,993)	364,070	(30,792)
Collateralized mortgage obligations	748,886	(32,854)	240,608	(45,957)	989,494	(78,811)
Obligations of state and other political subdivisions	208,210	(16,964)	413,019	(116,664)	621,229	(133,628)
Asset-backed securities	320,447	(2,331)	41,773	(9,963)	362,220	(12,294)
Other securities	103,729	(1,721)	54,035	(1,987)	157,764	(3,708)
Total	$3,105,258	$(185,909)	$1,256,413	$(277,934)	$4,361,671	$(463,843)

	December 31, 2025
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. Treasuries	$0	$0	$95	$(4)	$95	$(4)
Securities of U.S. Government agencies and corporations	0	0	0	0	0	0
Mortgage-backed securities - residential	277,394	(1,349)	536,694	(68,418)	814,088	(69,767)
Mortgage-backed securities - commercial	39,084	(108)	166,649	(13,633)	205,733	(13,741)
Collateralized mortgage obligations	56,942	(130)	286,606	(36,217)	343,548	(36,347)
Obligations of state and other political subdivisions	71,825	(511)	466,766	(88,998)	538,591	(89,509)
Asset-backed securities	70,967	(48)	54,351	(13,591)	125,318	(13,639)
Other securities	7,321	(54)	76,141	(7,135)	83,462	(7,189)
Total	$523,533	$(2,200)	$1,587,302	$(227,996)	$2,110,835	$(230,196)

The following tables provide the fair value and gross unrecognized losses of HTM investment securities in an unrecognized loss position for which an ACL has not been recorded, aggregated by investment category and the length of time the individual securities have been in a continuous loss position:

	September 30, 2026
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrecognized loss	Fair value	Unrecognized loss	Fair value	Unrecognized loss
U.S. Treasuries	$0	$0	$0	$0	$0	$0
Securities of U.S. Government agencies and corporations	0	0	0	0	0	0
Mortgage-backed securities - residential	0	0	0	0	0	0
Mortgage-backed securities - commercial	0	0	21,336	(4,396)	21,336	(4,396)
Collateralized mortgage obligations	0	0	4,692	(710)	4,692	(710)
Obligations of state and other political subdivisions	4,113	(92)	1,031	(223)	5,144	(315)
Asset-backed securities	0	0	0	0	0	0
Other securities	0	0	0	0	0	0
Total	$4,113	$(92)	$27,059	$(5,329)	$31,172	$(5,421)

	December 31, 2025
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair value	Unrecognized loss	Fair value	Unrecognized loss	Fair value	Unrecognized loss
U.S. Treasuries	$0	$0	$0	$0	$0	$0
Securities of U.S. Government agencies and corporations	0	0	0	0	0	0
Mortgage-backed securities - residential	0	0	0	0	0	0
Mortgage-backed securities - commercial	0	0	23,981	(3,392)	23,981	(3,392)
Collateralized mortgage obligations	0	0	5,589	(499)	5,589	(499)
Obligations of state and other political subdivisions	2,273	(4)	1,217	(175)	3,490	(179)
Asset-backed securities	0	0	0	0	0	0
Other securities	0	0	16,549	(201)	16,549	(201)
Total	$2,273	$(4)	$47,336	$(4,267)	$49,609	$(4,271)

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

Loans, excluding loans held for sale, totaled $13.9 billion at September 30, 2026 and $13.4 billion at December 31, 2025.

Credit Quality. To facilitate the monitoring of credit quality for commercial loans, First Financial utilizes the following categories of credit grades:

Pass - Higher quality loans that do not fit any of the other categories described below.

Special Mention - First Financial assigns a special mention rating to loans and leases with potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or lease or First Financial's credit position at some future date.

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

The following table sets forth the Company's loan portfolio at September 30, 2026 by risk attribute and origination date as well as current period gross chargeoffs:

(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Term Total	Revolving	Total
Commercial & industrial
Pass	$1,391,302	$852,037	$436,808	$339,804	$255,316	$400,141	$3,675,408	$1,116,348	$4,791,756
Special mention	6,524	9,577	26,279	7,894	175	12,535	62,984	24,397	87,381
Substandard	4,858	5,514	7,811	1,771	3,913	7,164	31,031	38,212	69,243
Doubtful	0	0	0	0	0	0	0	0	0
Total	$1,402,684	$867,128	$470,898	$349,469	$259,404	$419,840	$3,769,423	$1,178,957	$4,948,380
YTD Gross chargeoffs	$15	$1,135	$610	$9,101	$2,009	$969	$13,839	$370	$14,209
Lease financing
Pass	$215,217	$193,630	$128,220	$106,654	$27,944	$2,115	$673,780	$0	$673,780
Special mention	0	0	35	1,895	0	0	1,930	0	1,930
Substandard	0	662	1,137	908	6	0	2,713	0	2,713
Doubtful	0	0	0	0	0	0	0	0	0
Total	$215,217	$194,292	$129,392	$109,457	$27,950	$2,115	$678,423	$0	$678,423
YTD Gross chargeoffs	$0	$229	$139	$944	$974	$47	$2,333	$0	$2,333
Construction real estate
Pass	$104,577	$347,400	$114,156	$24,241	$2,242	$2,791	$595,407	$741	$596,148
Special mention	0	313	0	299	9,585	0	10,197	0	10,197
Substandard	0	0	0	0	0	351	351	0	351
Doubtful	0	0	0	0	0	0	0	0	0
Total	$104,577	$347,713	$114,156	$24,540	$11,827	$3,142	$605,955	$741	$606,696
YTD Gross chargeoffs	$0	$0	$0	$0	$0	$110	$110	$0	$110

(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Term Total	Revolving	Total
Commercial real estate - investor
Pass	$523,582	$592,482	$351,337	$255,210	$393,122	$1,032,980	$3,148,713	$37,447	$3,186,160
Special mention	0	17,784	135	534	24,175	40,922	83,550	0	83,550
Substandard	0	14,550	304	14,702	27,740	73,034	130,330	0	130,330
Doubtful	0	0	0	0	0	0	0	0	0
Total	$523,582	$624,816	$351,776	$270,446	$445,037	$1,146,936	$3,362,593	$37,447	$3,400,040
YTD Gross chargeoffs	$0	$0	$0	$0	$3,467	$3,756	$7,223	$0	$7,223
Commercial real estate - owner
Pass	$160,035	$190,369	$182,066	$132,584	$133,763	$291,291	$1,090,108	$10,912	$1,101,020
Special mention	937	5,359	5,020	4,317	194	8,477	24,304	0	24,304
Substandard	177	171	1,872	678	8,854	5,424	17,176	28	17,204
Doubtful	0	0	0	0	0	0	0	0	0
Total	$161,149	$195,899	$188,958	$137,579	$142,811	$305,192	$1,131,588	$10,940	$1,142,528
YTD Gross chargeoffs	$0	$0	$0	$0	$419	$0	$419	$0	$419
Residential real estate
Performing	$80,285	$169,786	$175,327	$291,893	$334,812	$732,233	$1,784,336	$0	$1,784,336
Nonperforming	0	452	1,448	1,815	2,383	15,689	21,787	0	21,787
Total	$80,285	$170,238	$176,775	$293,708	$337,195	$747,922	$1,806,123	$0	$1,806,123
YTD Gross chargeoffs	$0	$0	$16	$52	$104	$50	$222	$0	$222
Home equity
Performing	$38,260	$34,689	$22,567	$16,745	$15,317	$52,126	$179,704	$916,662	$1,096,366
Nonperforming	30	802	416	259	167	682	2,356	7,068	9,424
Total	$38,290	$35,491	$22,983	$17,004	$15,484	$52,808	$182,060	$923,730	$1,105,790
YTD Gross chargeoffs	$0	$0	$38	$252	$126	$47	$463	$55	$518
Installment
Performing	$12,126	$18,118	$8,112	$11,345	$13,264	$8,557	$71,522	$77,062	$148,584
Nonperforming	216	287	90	107	338	234	1,272	629	1,901
Total	$12,342	$18,405	$8,202	$11,452	$13,602	$8,791	$72,794	$77,691	$150,485
YTD Gross chargeoffs	$86	$770	$561	$464	$545	$313	$2,739	$29	$2,768
Credit cards
Performing	$0	$0	$0	$0	$0	$0	$0	$66,035	$66,035
Nonperforming	0	0	0	0	0	0	0	582	582
Total	$0	$0	$0	$0	$0	$0	$0	$66,617	$66,617
YTD Gross chargeoffs	$0	$0	$0	$0	$0	$0	$0	$1,720	$1,720
Total Loans	$2,538,126	$2,453,982	$1,463,140	$1,213,655	$1,253,310	$2,686,746	$11,608,959	$2,296,123	$13,905,082
Total YTD Gross Chargeoffs	$101	$2,134	$1,364	$10,813	$7,644	$5,292	$27,348	$2,174	$29,522

The following table sets forth the Company's loan portfolio at December 31, 2025 by risk attribute and origination date:

(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Term Total	Revolving	Total
Commercial & industrial
Pass	$1,271,775	$677,609	$573,100	$416,504	$195,513	$370,281	$3,504,782	$983,377	$4,488,159
Special mention	11,034	2,951	3,605	3,426	15,620	1,964	38,600	28,194	66,794
Substandard	5,264	6,635	18,335	9,918	5,780	4,883	50,815	26,473	77,288
Doubtful	0	0	0	0	0	0	0	0	0
Total	$1,288,073	$687,195	$595,040	$429,848	$216,913	$377,128	$3,594,197	$1,038,044	$4,632,241
YTD Gross chargeoffs	$900	$1,223	$8,702	$9,133	$1,272	$455	$21,685	$290	$21,975
Lease financing
Pass	$219,775	$198,664	$150,630	$45,917	$7,589	$2,852	$625,427	$0	$625,427
Special mention	0	44	50	0	0	0	94	0	94
Substandard	903	261	4,212	7,053	459	118	13,006	0	13,006
Doubtful	0	0	0	0	0	0	0	0	0
Total	$220,678	$198,969	$154,892	$52,970	$8,048	$2,970	$638,527	$0	$638,527
YTD Gross chargeoffs	$0	$762	$1,605	$858	$32	$19	$3,276	$0	$3,276
Construction real estate
Pass	$156,573	$157,874	$111,375	$124,429	$17,642	$44,313	$612,206	$887	$613,093
Special mention	0	0	0	32,549	0	16,209	48,758	0	48,758
Substandard	0	0	0	14,368	0	1,120	15,488	0	15,488
Doubtful	0	0	0	0	0	0	0	0	0
Total	$156,573	$157,874	$111,375	$171,346	$17,642	$61,642	$676,452	$887	$677,339
YTD Gross chargeoffs	$0	$0	$0	$0	$0	$245	$245	$0	$245
Commercial real estate - investor
Pass	$691,430	$338,403	$365,545	$459,555	$267,413	$995,774	$3,118,120	$55,353	$3,173,473
Special mention	18,990	586	0	293	0	9,554	29,423	0	29,423
Substandard	550	0	1,723	10,298	0	31,422	43,993	0	43,993
Doubtful	0	0	0	0	0	0	0	0	0
Total	$710,970	$338,989	$367,268	$470,146	$267,413	$1,036,750	$3,191,536	$55,353	$3,246,889
YTD Gross chargeoffs	$0	$0	$0	$433	$0	$3,105	$3,538	$0	$3,538
Commercial real estate - owner
Pass	$204,292	$209,356	$142,925	$145,530	$96,069	$278,518	$1,076,690	$9,388	$1,086,078
Special mention	2,268	2,865	2,132	1,574	3,497	12,484	24,820	492	25,312
Substandard	245	3,940	2,399	10,582	3,620	5,491	26,277	0	26,277
Doubtful	0	0	0	0	0	0	0	0	0
Total	$206,805	$216,161	$147,456	$157,686	$103,186	$296,493	$1,127,787	$9,880	$1,137,667
YTD Gross chargeoffs	$0	$0	$0	$0	$0	$0	$0	$0	$0
Residential real estate
Performing	$138,000	$198,224	$335,419	$362,690	$287,576	$488,914	$1,810,823	$0	$1,810,823
Nonperforming	0	916	920	2,031	4,800	12,694	21,361	0	21,361
Total	$138,000	$199,140	$336,339	$364,721	$292,376	$501,608	$1,832,184	$0	$1,832,184
YTD Gross chargeoffs	$0	$0	$0	$0	$119	$48	$167	$0	$167
Home equity
Performing	$40,066	$26,234	$19,405	$17,348	$21,786	$39,242	$164,081	$834,642	$998,723
Nonperforming	341	173	335	178	70	603	1,700	4,781	6,481
Total	$40,407	$26,407	$19,740	$17,526	$21,856	$39,845	$165,781	$839,423	$1,005,204
YTD Gross chargeoffs	$0	$0	$43	$0	$8	$229	$280	$93	$373
Installment
Performing	$16,087	$10,578	$18,085	$25,692	$22,197	$22,037	$114,676	$70,995	$185,671

(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Term Total	Revolving	Total
Nonperforming	449	167	49	402	753	505	2,325	698	3,023
Total	$16,536	$10,745	$18,134	$26,094	$22,950	$22,542	$117,001	$71,693	$188,694
YTD Gross chargeoffs	$270	$1,053	$1,128	$1,692	$638	$37	$4,818	$14	$4,832
Credit cards
Performing	$0	$0	$0	$0	$0	$0	$0	$64,979	$64,979
Nonperforming	0	0	0	0	0	0	0	346	346
Total	$0	$0	$0	$0	$0	$0	$0	$65,325	$65,325
YTD Gross chargeoffs	$0	$0	$0	$0	$0	$0	$0	$2,269	$2,269
Total Loans	$2,778,042	$1,835,480	$1,750,244	$1,690,337	$950,384	$2,338,978	$11,343,465	$2,080,605	$13,424,070
Total YTD Gross Chargeoffs	$1,170	$3,038	$11,478	$12,116	$2,069	$4,138	$34,009	$2,666	$36,675

Delinquency. Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the date of the scheduled payment.

Loan delinquency, including loans classified as nonaccrual, was as follows:

	As of September 30, 2026
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 89 days past due	Total past due	Current	Total Loans	> 89 days past due and still accruing
Loans
Commercial & industrial	$3,032	$1,191	$7,657	$11,880	$4,936,500	$4,948,380	$252
Lease financing	942	17	1,074	2,033	676,390	678,423	0
Construction real estate	0	0	351	351	606,345	606,696	0
Commercial real estate-investor	2,023	0	46,808	48,831	3,351,209	3,400,040	0
Commercial real estate-owner	1,118	0	4,101	5,219	1,137,309	1,142,528	0
Residential real estate	5,580	174	6,964	12,718	1,793,405	1,806,123	103
Home equity	2,464	3,234	2,579	8,277	1,097,513	1,105,790	0
Installment	772	282	550	1,604	148,881	150,485	0
Credit card	657	290	582	1,529	65,088	66,617	582
Total	$16,588	$5,188	$70,666	$92,442	$13,812,640	$13,905,082	$937

	As of December 31, 2025
(Dollars in thousands)	30 – 59 days past due	60 – 89 days past due	> 89 days past due	Total past due	Current	Total Loans	> 89 days past due and still accruing
Loans
Commercial & industrial	$7,894	$3,176	$3,829	$14,899	$4,617,342	$4,632,241	$0
Lease financing	1,884	283	4,088	6,255	632,272	638,527	0
Construction real estate	0	0	1,120	1,120	676,219	677,339	0
Commercial real estate-investor	3,540	3,613	36,273	43,426	3,203,463	3,246,889	0
Commercial real estate-owner	1,081	2,985	3,436	7,502	1,130,165	1,137,667	0
Residential real estate	6,338	248	5,975	12,561	1,819,623	1,832,184	0
Home equity	2,966	1,065	1,224	5,255	999,949	1,005,204	0
Installment	935	462	484	1,881	186,813	188,694	65
Credit card	860	272	347	1,479	63,846	65,325	346
Total	$25,498	$12,104	$56,776	$94,378	$13,329,692	$13,424,070	$411

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

The following tables provide the end of period amortized cost basis of FDMs end that were granted modifications during the respective periods:

	Three months ended September 30, 2026
(Dollars in thousands)	Principal forgiveness	Payment delay	Term extension	Interest rate reduction	Combination: Term extension and interest rate reduction	Total	Percent of total class of loans
Residential real estate	$0	$482	$0	$0	$0	$482	0.0%
Home equity	0	408	0	0	0	408	0.0%
Total	$0	$890	$0	$0	$0	$890	0.0%

	Three months ended September 30, 2025
(Dollars in thousands)	Principal forgiveness	Payment delay	Term extension	Interest rate reduction	Combination: Term extension and interest rate reduction	Total	Percent of total class of loans
Commercial & industrial	$0	$9,974	$0	$0	$0	$9,974	0.3%
Residential real estate	0	827	279	0	0	1,106	0.1%
Home equity	0	17	0	0	0	17	0.0%
Total	$0	$10,818	$279	$0	$0	$11,097	0.1%

	Nine months ended September 30, 2026
(Dollars in thousands)	Principal forgiveness	Payment delay	Term extension	Interest rate reduction	Combination: Term extension and interest rate reduction	Total	Percent of total class of loans
Commercial & industrial	$0	$6,048	$735	$0	$0	$6,783	0.1%
Construction real estate	0	0	461	0	0	461	0.1%
Commercial real estate-investor	0	8,716	0	0	0	8,716	0.3%
Commercial real estate-owner	0	0	550	0	0	550	0.0%
Residential real estate	0	2,487	0	0	0	2,487	0.1%
Home equity	0	2,582	0	0	0	2,582	0.2%
Total	$0	$19,833	$1,746	$0	$0	$21,579	0.2%

	Nine months ended September 30, 2025
(Dollars in thousands)	Principal forgiveness	Payment delay	Term extension	Interest rate reduction	Combination: Term extension and interest rate reduction	Total	Percent of total class of loans
Commercial & industrial	$0	$11,674	$190	$0	$0	$11,864	0.3%
Commercial real estate-investor	0	474	0	0	0	474	0.0%
Residential real estate	0	2,971	509	0	0	3,480	0.2%
Home equity	0	861	0	0	0	861	0.1%
Total	$0	$15,980	$699	$0	$0	$16,679	0.1%

The following table provides the financial effect of FDMs granted during the respective periods:

	Three months ended September 30, 2026
(Dollars in thousands)	Principal forgiveness	Weighted average interest rate reduction	Weighted average term extension
Residential real estate	$0	0.0%	N/A
Home equity	0	0.0%	N/A
Total	$0	0.0%	N/A

	Three months ended September 30, 2025
(Dollars in thousands)	Principal forgiveness	Weighted average interest rate reduction	Weighted average term extension
Commercial & industrial	$0	0.0%	N/A
Residential real estate	0	0.0%	10.6 years
Home equity	0	0.0%	N/A
Total	$0	0.0%	10.6 years

	Nine months ended September 30, 2026
(Dollars in thousands)	Principal forgiveness	Weighted average interest rate reduction	Weighted average term extension
Commercial & industrial	$0	0.0%	1.2 years
Construction real estate	0	0.0%	1.2 years
Commercial real estate-owner	0	0.0%	0.5 years
Total	$0	0.0%	1.0 year

	Nine months ended September 30, 2025
(Dollars in thousands)	Principal forgiveness	Weighted average interest rate reduction	Weighted average term extension
Commercial & industrial	$0	0.0%	0.5 years
Residential real estate	0	0.0%	7.4 years
Total	$0	0.0%	5.5 years

The Company has committed to lend no additional amounts to the borrowers who have been classified as FDM as of either September 30, 2026 or September 30, 2025. Additionally, there were five FDMs totaling $0.5 million that defaulted during the three months ended September 30, 2026 and 16 FDMs totaling $2.2 million that defaulted during the nine months ended September 30, 2026, that were classified as FDMs during the twelve months preceding the default date. There were six FDMs with a balance of $0.6 million that defaulted during the three months ended September 30, 2025 and 19 FDMs with a balance of $1.8 million that defaulted during the nine months ended September 30, 2025 that were classified as FDMs during the twelve months preceding the default date.

The Company closely monitors the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table provides the performance of loans that have been modified during the twelve months preceding September 30, 2026 and 2025.

	Twelve months ended September 30, 2026
(Dollars in thousands)	Current	30 – 59 days past due	60 – 89 days past due	> 89 days past due	Total
Commercial & industrial	$6,783	$0	$0	$1,322	$8,105
Construction real estate	0	0	0	351	351
Commercial real estate-investor	9,266	0	0	0	9,266
Residential real estate	2,443	0	355	521	3,319
Home equity	2,778	35	195	46	3,054
Total	$21,270	$35	$550	$2,240	$24,095

	Twelve months ended September 30, 2025
(Dollars in thousands)	Current	30 – 59 days past due	60 – 89 days past due	> 89 days past due	Total
Commercial & industrial	$12,227	$0	$0	$367	$12,594
Commercial real estate-investor	474	0	0	0	474
Residential real estate	3,037	97	337	350	3,821
Home equity	955	17	0	98	1,070
Total	$16,693	$114	$337	$815	$17,959

Nonaccrual loans. Loans are typically classified as nonaccrual when payments are 90 or more days past due or when, in the opinion of management, the collection of principal or interest is doubtful. Generally, loans are classified as nonaccrual due to the continued failure to adhere to contractual payment terms by the borrower, coupled with other pertinent factors. When a loan is classified as nonaccrual, the accrual of interest income is discontinued and previously accrued but unpaid interest is reversed. Any payments received while a loan is on nonaccrual status are applied as a reduction to the carrying value of the loan. A loan classified as nonaccrual may return to accrual status if none of the principal and interest is due and unpaid, and the Bank expects repayment of the remaining contractual principal and interest.

First Financial individually reviews all nonaccrual loan relationships greater than $250,000 to determine if a reserve is required based on the borrower’s overall financial condition, resources and payment record, support from guarantors and the realizable value of any collateral. The Company may also individually review accruing loan relationships greater than $250,000 if it is determined that the loans do not share similar risk characteristics with loans being evaluated collectively in the pooled allowance methodology. The reserves from individual reviews are based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.

The following table provides information on nonaccrual loans and leases:

	September 30, 2026			December 31, 2025
(Dollars in thousands)	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual	Nonaccrual loans with a related ACL	Nonaccrual loans with no related ACL	Total nonaccrual
Nonaccrual loans
Commercial & industrial	$10,688	$10,439	$21,127	$17,329	$10,132	$27,461
Lease financing	699	760	1,459	4,770	890	5,660
Construction real estate	0	351	351	0	1,120	1,120
Commercial real estate	28,468	25,402	53,870	15,977	29,613	45,590
Residential real estate	626	17,732	18,358	0	18,302	18,302
Home equity	0	4,093	4,093	0	2,927	2,927
Installment	0	952	952	0	748	748
Total nonaccrual loans	$40,481	$59,729	$100,210	$38,076	$63,732	$101,808

Interest income recognized on loans and leases while on nonaccrual was insignificant for the three and nine months ended September 30, 2026 and September 30, 2025.

A loan is considered to be collateral dependent when the borrower is experiencing financial difficulty and the repayment is expected to be provided substantially through the operation or sale of collateral. The following table presents the amortized cost basis of collateral dependent loans by class of loan.

	September 30, 2026
	Type of Collateral
(Dollar in thousands)	Business assets	Commercial real estate	Equipment	Land	Residential real estate	Other	Total
Class of loan
Commercial & industrial	$10,903	$0	$1,758	$0	$0	$8,466	$21,127
Lease financing	0	0	1,459	0	0	0	1,459
Construction real estate	0	351	0	0	0	0	351
Commercial real estate-investor	0	49,282	0	0	15	0	49,297
Commercial real estate-owner	0	4,545	0	0	28	0	4,573
Residential real estate	0	0	0	0	18,358	0	18,358
Home equity	0	0	0	0	4,093	0	4,093
Installment	0	0	0	0	0	952	952
Total	$10,903	$54,178	$3,217	$0	$22,494	$9,418	$100,210

	December 31, 2025
	Type of Collateral
(Dollar in thousands)	Business assets	Commercial real estate	Equipment	Land	Residential real estate	Other	Total
Class of loan
Commercial & industrial	$18,822	$0	$2,392	$0	$0	$6,247	$27,461
Lease financing	0	0	5,660	0	0	0	5,660
Construction real estate	0	1,120	0	0	0	0	1,120
Commercial real estate-investor	0	36,862	0	0	46	0	36,908
Commercial real estate-owner	0	8,682	0	0	0	0	8,682
Residential real estate	0	0	0	0	18,302	0	18,302
Home equity	0	0	0	0	2,927	0	2,927
Installment	0	0	0	0	0	748	748
Total	$18,822	$46,664	$8,052	$0	$21,275	$6,995	$101,808

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

The components of the Company's net investments in direct financing and sales-type leases, which are included in Lease financing on the Consolidated Balance Sheets are as follows:

(Dollar in thousands)	September 30, 2026	December 31, 2025
Direct financing and sales-type leases
Lease receivables	$673,606	$627,742
Unguaranteed residual values	4,817	10,785
Total net investment in direct financing and sales-type leases	$678,423	$638,527

Interest income for direct financing and sales-type leases was $11.6 million and $9.7 million for the three months ended September 30, 2026 and September 30, 2025, respectively. Interest income for direct financing and sales-type leases was $31.5 million and $28.5 million for the nine months ended September 30, 2026 and September 30, 2025, respectively.

The remaining maturities of lease receivables were as follows:

(Dollars in thousands)	Direct financing and Sales-type
Remainder of 2026	$64,493
2027	241,536
2028	182,679
2029	134,418
2030	82,089
Thereafter	53,732
Total lease payments	758,947
Less: unearned income	(85,341)
Net lease receivables	$673,606

OREO. OREO consists of properties acquired by the Company primarily through the loan foreclosure or repossession process, that results in partial or total satisfaction of problem loans.

Changes in OREO were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2026	2025	2026	2025
Balance at beginning of period	$174	$204	$184	$64
Additions
Commercial real estate	106	0	106	0
Residential real estate	0	0	54	149
Total additions	106	0	160	149
Disposals
Commercial real estate	0	0	0	0
Residential real estate	(120)	(55)	(184)	(55)
Total disposals	(120)	(55)	(184)	(55)
Valuation adjustment
Commercial real estate	0	0	0	0
Residential real estate	0	(38)	0	(47)
Total valuation adjustment	0	(38)	0	(47)
Balance at end of period	$160	$111	$160	$111
NOTE 5:  ALLOWANCE FOR CREDIT LOSSES

Allowance for credit losses - loans and leases. The ACL is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. The ACL is increased by provision expense and decreased by charge-offs, net of recoveries of amounts previously charged-off. First Financial's policy is to charge-off all or a portion of a loan when, in management's opinion, it is unlikely to collect the principal amount owed in full, either through payments from the borrower or a guarantor or from the liquidation of collateral. Similarly, upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the ACL is adjusted by the same amount. Cumulative recovery payments credited to the ACL for any loan should not exceed the amount charged-off. Accrued interest receivable on loans and leases, which totaled $57.8 million and $54.1 million as of September 30, 2026 and December 31, 2025, respectively, is excluded from the estimate of credit losses.

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

The ACL on loans and leases was $191.7 million as of September 30, 2026 and $186.5 million as of December 31, 2025. The change in the reserve on loans and leases compared to December 31, 2025 was primarily driven by the impact from the BankFinancial acquisition. In the first quarter of 2026, and in accordance with the early adoption of ASU 2025-08, the Company recorded a $2.8 million increase in the ACL for non-PCD loans with an offsetting adjustment to the amortized cost basis of the assets to account for the expected losses on acquired BankFinancial loans.

Changes in the allowance by loan category were as follows:

	Three months ended September 30, 2026
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction real estate	Commercial real estate	Residential real estate	Home Equity	Installment	Credit card	Total
Allowance for credit losses:
Balance at beginning of period	$69,482	$14,971	$15,372	$50,565	$15,600	$17,400	$3,450	$3,072	$189,912
Provision for credit losses	8,027	684	(2,546)	3,337	(533)	(583)	(49)	638	8,975
Gross charge-offs	(984)	(976)	(110)	(5,129)	(11)	(137)	(676)	(520)	(8,543)
Recoveries	387	0	0	8	24	60	688	139	1,306
Total net charge-offs	(597)	(976)	(110)	(5,121)	13	(77)	12	(381)	(7,237)
Ending allowance for credit losses	$76,912	$14,679	$12,716	$48,781	$15,080	$16,740	$3,413	$3,329	$191,650

	Three months ended September 30, 2025
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction real estate	Commercial real estate	Residential real estate	Home Equity	Installment	Credit card	Total
Allowance for credit losses:
Balance at beginning of period	$53,395	$13,907	$18,908	$34,133	$17,089	$15,820	$2,808	$2,462	$158,522
Provision for credit losses	8,968	475	(3,034)	2,147	(1,567)	454	385	784	8,612
Loans charged off	(2,165)	(298)	(245)	(3,105)	0	(92)	(1,194)	(577)	(7,676)
Recoveries	202	291	0	1,138	58	94	609	66	2,458
Total net charge-offs	(1,963)	(7)	(245)	(1,967)	58	2	(585)	(511)	(5,218)
Ending allowance for credit losses	$60,400	$14,375	$15,629	$34,313	$15,580	$16,276	$2,608	$2,735	$161,916

	Nine months ended September 30, 2026
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction real estate	Commercial real estate	Residential real estate	Home equity	Installment	Credit card	Total
Allowance for credit losses:
Balance at beginning of period	$75,155	$15,162	$16,951	$38,389	$18,084	$16,035	$3,874	$2,837	$186,487
Initial allowance on purchased loans	1,734	0	0	907	54	42	1	91	2,829
Provision for credit losses	13,282	1,713	(4,125)	17,083	(2,908)	848	360	1,685	27,938
Loans charged off	(14,209)	(2,333)	(110)	(7,642)	(222)	(518)	(2,768)	(1,720)	(29,522)
Recoveries	950	137	0	44	72	333	1,946	436	3,918
Total net charge-offs	(13,259)	(2,196)	(110)	(7,598)	(150)	(185)	(822)	(1,284)	(25,604)
Ending allowance for credit losses	$76,912	$14,679	$12,716	$48,781	$15,080	$16,740	$3,413	$3,329	$191,650

	Nine months ended September 30, 2025
(Dollars in thousands)	Commercial & industrial	Lease financing	Construction real estate	Commercial real estate	Residential real estate	Home equity	Installment	Credit card	Total
Allowance for credit losses:
Balance at beginning of period	$49,987	$13,079	$19,216	$35,721	$17,822	$14,774	$3,564	$2,628	$156,791
Provision for credit losses	25,065	3,323	(3,342)	465	(2,350)	1,468	791	1,417	26,837
Loans charged off	(15,339)	(2,358)	(245)	(3,105)	(16)	(278)	(3,635)	(1,540)	(26,516)
Recoveries	687	331	0	1,232	124	312	1,888	230	4,804
Total net charge-offs	(14,652)	(2,027)	(245)	(1,873)	108	34	(1,747)	(1,310)	(21,712)
Ending allowance for credit losses	$60,400	$14,375	$15,629	$34,313	$15,580	$16,276	$2,608	$2,735	$161,916

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

The ACL on unfunded commitments was $18.2 million as of September 30, 2026 and $20.2 million as of December 31, 2025. Additionally, First Financial recorded provision recapture related to the allowance on unfunded commitments of $0.1 million for the three months ended September 30, 2026 and provision expense of $0.5 million for the three months ended September 30, 2025. First Financial recorded provision recapture related to the allowance on unfunded commitments of $2.3 million for the nine months ended September 30, 2026 and provision expense related to the allowance on unfunded commitments of $0.7 million for the nine months ended September 30, 2025.

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

Substantially all of the Company's lessee contracts are classified as operating leases. Under ASC 842, operating lease agreements are required to be recognized on the Consolidated Balance Sheets as a ROU asset and a corresponding lease liability. The Company's right to use an asset over the life of a lease is recorded as a ROU asset in Accrued interest and other assets on the Consolidated Balance Sheets. Certain adjustments to the ROU asset may be required for items such as initial direct costs paid or incentives received. As of September 30, 2026 and December 31, 2025, the Company's ROU asset was $44.5 million and $48.6 million, respectively. First Financial recorded a $53.5 million and $58.1 million lease liability in Accrued interest and other liabilities on the Consolidated Balance Sheets at September 30, 2026 and December 31, 2025, respectively.

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

The components of lease expense were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2026	2025	2026	2025
Operating lease cost	$1,860	$1,988	$7,001	$5,996
Finance lease cost:
Amortization of right-of-use assets	27	25	77	76
Interest on lease liabilities	12	13	36	40
Short-term lease cost	155	0	155	0
Variable lease cost	843	759	2,410	2,279
Total lease cost	$2,897	$2,785	$9,679	$8,391

Future minimum commitments due under these lease agreements as of September 30, 2026 are as follows:

(Dollars in thousands)	Operating leases	Finance leases
2026 (remaining three months)	$2,557	$38
2027	9,881	154
2028	9,510	159
2029	7,504	160
2030	6,860	111
Thereafter	30,187	705
Total lease payments	66,499	1,327
Less imputed interest	(13,025)	(251)
Total	$53,474	$1,076

Supplemental balance sheet information related to leases was as follows:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Operating leases
Operating lease right-of-use assets	$44,472	$48,647
Operating lease liabilities	53,474	58,112

Finance leases
Premises and equipment	$851	$910
Long-term debt	1,076	1,149

Weighted-average remaining lease term
Operating leases	10.5 years	10.7 years
Finance leases	9.6 years	10.2 years

Weighted-average discount rate
Operating leases	3.68%	3.53%
Finance leases	4.37%	4.42%

Supplemental cash flow information at September 30, 2026 and 2025 related to leases was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,607	$2,121	$8,000	$6,338
Operating cash flows from finance leases	12	13	36	40
Financing cash flows from finance leases	26	25	78	73
ROU assets obtained in exchange for lease obligations
Operating leases	789	0	7,845	399
Finance leases	0	0	0	(272)

NOTE 7: OPERATING LEASES - LESSOR

First Financial provides financing for various types of equipment through a variety of leasing arrangements. Operating leases are carried at cost less accumulated depreciation in the Consolidated Balance Sheets. Operating leases were $237.2 million and $214.0 million at September 30, 2026, and December 31, 2025, respectively, net of accumulated depreciation of $173.2 million and $151.4 million, respectively. The Company recorded lease income of $21.0 million and $19.4 million related to lease payments for operating leases in Leasing business income in the Consolidated Statements of Income for the three months ended September 30, 2026 and 2025, respectively, and $62.1 million and $56.0 million for the nine months ended September 30, 2026 and 2025, respectively. Depreciation expense related to operating lease equipment was $14.3 million and $13.9 million for the three months ended September 30, 2026 and 2025, respectively, and $43.1 million and $39.9 million for the nine months ended September 30, 2026 and 2025, respectively. Depreciation expense related to operating lease equipment is included in Leasing business expense in the Consolidated Statements of Income.

First Financial performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. First Financial recognized no impairment losses associated with operating lease assets for the three and nine month periods ended September 30, 2026 or 2025. Recognized impairment losses, if any, would be recorded in Leasing business income in the Consolidated Statements of Income.

The future lease payments receivable from operating leases as of September 30, 2026 are as follows:

(Dollars in thousands)	Undiscounted cash flows
2026 (remaining three months)	$19,753
2027	65,619
2028	44,267
2029	30,340
2030	16,874
Thereafter	5,073
Total operating lease payments	$181,926

NOTE 8:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill. Assets and liabilities acquired in a business combination are recorded at their estimated fair values as of the acquisition date. The excess of the purchase price of the acquisition over the fair value of net assets acquired is recorded as goodwill.

Changes in the carrying amount of goodwill for the three and nine months ended September 30, 2026 and September 30, 2025 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2026	2025	2026	2025
Balance at beginning of period	$1,099,936	$1,007,656	$1,099,524	$1,007,656
Goodwill resulting from business combinations	0	0	412	0
Balance at end of period	$1,099,936	$1,007,656	$1,099,936	$1,007,656

In the fourth quarter of 2025, First Financial recorded $91.9 million of goodwill related to the acquisition of Westfield Bancorp, Inc., an Ohio corporation. Upon completion of the transaction, Westfield Bank, FSB, a federal savings bank, and a wholly owned subsidiary of Westfield Bancorp, merged into First Financial Bank. This acquisition supplements First Financial's existing commercial banking and wealth management presence in Northeast Ohio by adding all of Westfield's retail banking locations and its commercial lending, insurance agency lending and private banking services. The measurement period for recording adjustments to the fair value of assets and liabilities acquired in the Westfield acquisition ends in November 2026. For further detail, see Note 18: Business Combinations.

Goodwill is evaluated for impairment on an annual basis as of October 1 of each year, or whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value. First Financial performed its most recent annual impairment test as of October 1, 2025 and no impairment was indicated. As of September 30, 2026, no events or changes in circumstances indicated that the fair value of the reporting unit was below its carrying value.

Other intangible assets. Other intangible assets consist primarily of core deposit intangibles, customer lists, mortgage servicing rights and other miscellaneous intangibles, such as purchase commissions, non-compete agreements and trade name intangibles.

Core deposit intangibles represent the estimated fair value of acquired customer deposit relationships on the date of acquisition and are amortized on an accelerated basis over their estimated useful lives. As of September 30, 2026, First Financial's core deposit intangibles have an estimated remaining life of 8.7 years.

First Financial recorded a customer list intangible asset in conjunction with the Agile, Summit and Bannockburn acquisitions to account for the obligation or advantage on the part of either the Company or customers to continue pre-existing relationships subsequent to the merger. These customer list intangibles are being amortized on a straight-line basis over their estimated useful lives.

The unamortized customer list intangible assets and corresponding remaining useful lives are as follows:

(dollars in thousands)	September 30, 2026
	Bannockburn	Summit	Agile
Unamortized customer list intangible	$14,036	$18,211	$2,176
Remaining useful life	3.9 years	7.3 years	10.4 years

(dollars in thousands)	December 31, 2025
	Bannockburn	Summit	Agile
Unamortized customer list intangible	$16,723	$20,095	$2,333
Remaining useful life	4.7 years	8.0 years	11.2 years

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

Amortization expense recognized on other intangible assets for the three months ended September 30, 2026 and September 30, 2025 was $7.5 million and $3.5 million, which included MSR amortization of $1.3 million and $1.1 million, respectively. Amortization expense recognized on other intangible assets for the nine months ended September 30, 2026 and September 30, 2025 was $22.7 million and $10.1 million, which included MSR amortization of $4.0 million and $3.0 million, respectively.

The gross carrying amount and accumulated amortization of other intangible assets at September 30, 2026 and December 31, 2025 were as follows:

(Dollars in thousands)	September 30, 2026		December 31, 2025
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Core deposit intangibles	$121,806	$(50,731)	$88,814	$(36,777)
Customer lists	72,278	(37,855)	72,278	(33,127)
Other	9,269	(3,754)	9,269	(3,654)
Mortgage servicing rights	36,838	(12,774)	33,013	(10,984)
Total	$240,191	$(105,114)	$203,374	$(84,542)

NOTE 9:  BORROWINGS

On the Consolidated Balance Sheets, short-term borrowings, or borrowings that mature in less than one year, include federal funds purchased, overnight advances from the FHLB and a short-term line of credit.

First Financial had $575.0 million and $675.0 million in short-term FHLB advances at September 30, 2026 and December 31, 2025, respectively. These short-term borrowings are used to manage normal liquidity needs and support the Company's asset and liability management strategies. Additionally, at September 30, 2026 and December 31, 2025, other short-term borrowings included $76.9 million and $0.3 million, respectively, of collateral owed to counterparty banks by First Financial.

First Financial also has a $40.0 million short-term credit facility with an unaffiliated bank that matures in December 2026, which is included in short-term borrowings. This facility has a variable interest rate and provides First Financial additional liquidity, if needed, for various corporate activities including the repurchase of First Financial common stock and the payment of dividends to shareholders. As of both September 30, 2026 and December 31, 2025, First Financial had no outstanding balance on this facility. The credit agreement requires First Financial to comply with certain covenants including those related to asset quality and capital levels, and First Financial was in compliance with all covenants associated with this facility as of both September 30, 2026 and December 31, 2025. This credit facility also required First Financial to pledge as collateral the Bank's common stock where the lender is granted a security interest in this collateral.

The following is a summary of First Financial's short-term borrowings:

(Dollars in thousands)	September 30, 2026	December 31, 2025
FHLB short-term borrowings	$575,000	$675,000
Other short-term borrowings	76,860	332
Total short-term borrowings	$651,860	$675,332

The following is a summary of First Financial's long-term debt:

	September 30, 2026		December 31, 2025
(Dollars in thousands)	Amount	Average rate	Amount	Average rate
Subordinated notes	$345,419	6.83%	$495,077	7.19%
Unamortized debt issuance costs	(4,129)	N/A	(5,204)	N/A
Notes issued in conjunction with acquisition of property and equipment	22,559	5.80%	23,030	5.38%
Capital lease liability	1,076	4.37%	1,149	4.42%
Total long-term debt	$364,925	6.84%	$514,052	7.18%

In 2020, First Financial issued $150.0 million of fixed to floating rate subordinated notes that mature in May 2030 and had an initial fixed interest rate of 5.25%. The Company elected to redeem these subordinated notes in whole on the February 2026 interest payment date. Therefore, these notes are not included in the Consolidated Balance Sheet as of September 30, 2026.

In conjunction with the BankFinancial transaction, First Financial acquired $18.5 million of fixed to floating rate subordinated notes. These subordinated notes were originated in April 2021 and had an initial fixed interest rate of 3.75% that reset to three-month term SOFR, plus 299 basis points in May 2026. The Company elected to redeem these subordinated notes in whole on the August 2026 interest payment date. Therefore, these notes are not included in the Consolidated Balance Sheet as of September 30, 2026.

In November 2025, First Financial issued $300.0 million of fixed to floating rate subordinated notes. These subordinated notes have an initial fixed interest rate of 6.375% to, but excluding, December 1, 2030, payable semi-annually in arrears. From, and including, December 1, 2030, the interest rate on the subordinated notes will reset quarterly to a floating rate per annum equal to a benchmark rate, which is expected to be the then-current three-month term SOFR, plus 300 basis points, payable quarterly in arrears. These subordinated notes mature on December 1, 2035 and are redeemable by the Company in whole or in part beginning with the interest payment date of December 1, 2030. At September 30, 2026, the subordinated notes issued in November 2025 are eligible to be treated as Tier 2 capital for 100% of the original issuance amount for regulatory capital purposes.

First Financial acquired $49.5 million of variable rate subordinated notes in the MSFG merger that were issued to previously formed trusts in exchange for the trust proceeds. These notes were recorded at fair value at the date of the MSFG merger and the Consolidated Balance Sheets include $45.4 million and $45.1 million for these notes at September 30, 2026 and December 31, 2025, respectively. Interest on the acquired subordinated notes is payable quarterly, in arrears, and the Company has the option to defer interest payments for a period not to exceed 20 consecutive quarters. These acquired subordinated notes mature 30 years after the date of original issuance and may be called at par following the 5 year anniversary of issuance. These variable rate subordinated notes are callable as of September 30, 2026 and are treated as Tier 1 capital for regulatory capital purposes.

Additionally, long-term debt included $22.6 million and $23.0 million of term notes, both with and without recourse, with an average interest rate of 5.80% and 5.38% at September 30, 2026 and December 31, 2025, respectively. These term notes were used to finance equity investments in the purchase of equipment to be leased to customers.

NOTE 10:  DERIVATIVES

First Financial maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce certain risks related to interest rate, prepayment and foreign currency volatility. Additionally, First Financial holds derivative instruments for the benefit of its commercial customers and for other business purposes. The Company does not enter into unhedged speculative derivative positions. The Company’s interest rate risk management strategy involves modifying the repricing characteristics of certain financial instruments to mitigate the impact of interest rate changes to First Financial’s net interest margin and cash flows. Derivative instruments that the Company may use as part of its interest rate risk management strategy include interest rate caps, floors, swaps and foreign exchange contracts, to meet the needs of its clients while managing the interest and currency rate risk associated with certain transactions. First Financial may also utilize interest rate swaps to manage the interest rate risk profile of the Company. The impact from the changes in the fair value of derivatives in cash flow hedging arrangements is reported in Accumulated other comprehensive income (loss).

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

At September 30, 2026, for interest rate client derivatives, the Company had a total counterparty notional amount outstanding of $2.7 billion, spread among five counterparties, with an estimated fair value of $90.0 million. At December 31, 2025, the Company had interest rate client derivatives with a total counterparty notional amount outstanding of $2.4 billion, spread among seven counterparties, with an estimated fair value of $24.7 million.

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

At September 30, 2026, for foreign exchange contracts, the Company had total counterparty notional amount outstanding of $9.9 billion spread among five counterparties, with an estimated fair value of $21.5 million. At December 31, 2025, the Company had total counterparty notional amounts outstanding of $8.3 billion spread among four counterparties, with an estimated fair value of $1.1 million.

In connection with its use of foreign exchange contracts, First Financial and its counterparties may be required to post cash collateral to offset the market position of the derivative instruments. First Financial maintains the right to offset these derivative positions with the collateral posted against them by or with the relevant counterparties.

In 2024, a single foreign exchange trade was mutually terminated and the counterparty was not able to immediately fully satisfy the obligation under the agreement. As such, at December 31, 2024, a $45.0 million receivable was established in Accrued interest and other assets on the Consolidated Balance Sheet, and the Company considers this receivable a classified asset for asset quality purposes. In 2025, the customer paid down this receivable by $8.0 million. At both September 30, 2026 and December 31, 2025, there was $37.0 million outstanding related to this receivable.

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

At September 30, 2026, for commodities contracts, the Company had total counterparty notional amount outstanding of $108.6 million with seven counterparties and an estimated fair value of $4.8 million. At December 31, 2025, the Company had total counterparty notional amount outstanding of $24.3 million with six counterparties and an estimated fair value of $0.4 million.

Cash flow hedges. First Financial enters into interest rate collars and floors, which are designated as cash flow hedges, to mitigate interest rate risk on variable-rate commercial loan pools. As of both September 30, 2026 and December 31, 2025, these hedges were determined to be effective and are expected to remain effective during the remaining terms. Changes in the fair value of cash flow hedges included in the assessment of hedge effectiveness are recorded in AOCI and reclassified from AOCI to current period earnings when the hedged item affects earnings. Reclassified gains and losses on interest rate contracts related to C&I loans are recorded within interest income in the Consolidated Statements of Income.

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

The notional value of the Company's cash flow hedges was $900.0 million at September 30, 2026, with a loss of $0.7 million recorded in AOCI in the Consolidated Balance Sheet. As of September 30, 2026, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 27 months. It is estimated that $0.7 million will be reclassified from OCI to interest income during the next 12 months.

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

The effect of derivative instruments in cash flow hedging relationships on the Consolidated Statements of Income for the three months ended September 30, were as follows:

Derivatives in Cash Flow Hedging Relationship	Location of Gain or (Loss) Reclassified from AOCI into income	Gain (loss) reclassified from AOCI on Derivatives		Gain (loss) recognized in OCI on Derivatives
(Dollars in thousands)		September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest rate contracts	Interest income/(expense)	$(144)	$(199)	$(370)	$(608)

The effect of derivative instruments in cash flow hedging relationships on the Consolidated Statements of Income for the nine months ended September 30, were as follows:

Derivatives in Cash Flow Hedging Relationship	Location of Gain or (Loss) Reclassified from AOCI into income	Gain (loss) reclassified from AOCI on Derivatives		Gain (loss) recognized in OCI on Derivatives
(Dollars in thousands)		September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest rate contracts	Interest income/(expense)	$(541)	$(596)	$(765)	$1,386

The following table details the classification and amounts of derivative contracts recognized in the Consolidated Balance Sheets:

	September 30, 2026			December 31, 2025
		Estimated fair value			Estimated fair value
(Dollars in thousands)	Notional amount	Gain (1)	Loss (2)	Notional amount	Gain (1)	Loss (2)
Derivatives not designated as qualifying hedging instruments
Interest rate derivatives-instruments associated with loans (3)
Matched interest rate contracts with borrowers	$2,674,510	$2,052	$(90,527)	$2,425,106	$23,271	$(46,159)
Matched interest rate contracts with counterparty	2,674,510	90,554	(2,004)	2,425,106	46,138	(23,243)
Foreign exchange contracts (4)
Matched foreign exchange contracts with customers	9,953,137	154,618	(133,120)	8,368,518	161,649	(160,523)
Matched foreign exchange contracts with counterparty	9,903,335	133,120	(154,618)	8,318,982	160,523	(161,649)
Commodity contracts(3)
Matched commodity with client	105,440	4,373	(8,800)	24,180	909	(994)
Matched commodity with counterparty	108,592	10,140	(5,388)	24,269	669	(1,084)
Total derivatives not designated as qualifying hedging instruments	25,419,524	394,857	(394,457)	21,586,161	393,159	(393,652)

Derivatives designated as qualifying hedging instruments
Cash flow hedges (5)
Interest rate collars and floors	900,000	0	(776)	1,000,000	708	0
Total derivatives designated as qualifying hedging instruments	900,000	0	(776)	1,000,000	708	0
Total	$26,319,524	$394,857	$(395,233)	$22,586,161	$393,867	$(393,652)
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
(5) Changes in fair value are included in Accumulated other comprehensive income in the Consolidated Balance sheets.

The following tables disclose the gross and net amounts of derivative contracts recognized in the Consolidated Balance Sheets:

	Derivative contracts in an asset position at September 30, 2026
				Gross amounts not offset in Consolidated Balance Sheet
(Dollars in thousands)	Gross amounts of recognized assets (2)	Gross amounts offset in the Consolidated Balance Sheets	Net amounts presented in the Consolidated Balance Sheets	Financial instruments recognized amounts	Cash or financial instrument collateral (3)	Net amount
Interest rate contracts (1)	$92,743	$0	$92,743	$(17,505)	$(75,238)	$0
Foreign exchange contracts	337,539	0	337,539	(123,247)	(9,872)	204,420
Commodity contracts	14,513	0	14,513	(6,058)	0	8,455
Cash flow hedges	0	0	0	0	0	0
Total	$444,795	$0	$444,795	$(146,810)	$(85,110)	$212,875

	Derivative contracts in a liability position at September 30, 2026
				Gross amounts not offset in Consolidated Balance Sheet
(Dollars in thousands)	Gross amounts of recognized liabilities (2)	Gross amounts offset in the Consolidated Balance Sheets	Net amounts presented in the Consolidated Balance Sheets	Financial instruments recognized amounts	Cash or financial instrument collateral (3)	Net amount
Interest rate contracts (1)	$92,669	$0	$92,669	$(1,196)	$0	$91,473
Foreign exchange contracts	287,738	0	287,738	(123,247)	0	164,491
Commodity contracts	14,188	0	14,188	(6,058)	(50)	8,080
Cash flow hedges	776	0	776	0	(776)	0
Total	$395,371	$0	$395,371	$(130,501)	$(826)	$264,044

	Derivative contracts in an asset position at December 31, 2025
				Gross amounts not offset in Consolidated Balance Sheet
(Dollars in thousands)	Gross amounts of recognized assets (2)	Gross amounts offset in the Consolidated Balance Sheets	Net amounts presented in the Consolidated Balance Sheets	Financial instruments recognized amounts	Cash or financial instrument collateral (3)	Net amount
Interest rate contracts (1)	$69,409	$0	$69,409	$(43,607)	$(12,660)	$13,142
Foreign exchange contracts	371,710	0	371,710	(126,506)	0	245,204
Commodity contracts	1,578	0	1,578	(670)	0	908
Cash flow hedges	708	0	708	0	(708)	0
Total	$443,405	$0	$443,405	$(170,783)	$(13,368)	$259,254

	Derivative contracts in a liability position at December 31, 2025
				Gross amounts not offset in Consolidated Balance Sheet
(Dollars in thousands)	Gross amounts of recognized liabilities (2)	Gross amounts offset in the Consolidated Balance Sheets	Net amounts presented in the Consolidated Balance Sheets	Financial instruments recognized amounts	Cash or financial instrument collateral (3)	Net amount
Interest rate contracts (1)	$69,402	$0	$69,402	$(24,594)	$0	$44,808
Foreign exchange contracts	322,172	0	322,172	(126,506)	(5,894)	189,772
Commodity contracts	2,078	0	2,078	(670)	(462)	946
Cash flow hedges	0	0	0	0	0	0
Total	$393,652	$0	$393,652	$(151,770)	$(6,356)	$235,526

(1) Includes accrued interest receivable.
(2) Amount does not include IRLCs because these instruments are not subject to master netting or similar arrangements
(3) Amount of collateral received is an offset to asset positions or pledged as an offset of liability positions

The following table details the derivative financial instruments and the average remaining maturities at September 30, 2026:

(Dollars in thousands)	Notional amount	Average maturity (years)	Fair value
Interest rate contracts
Receive fixed, matched interest rate contracts with borrower	$2,674,510	3.5	$(88,475)
Pay fixed, matched interest rate contracts with counterparty	2,674,510	3.5	88,550
Foreign exchange contracts
Foreign exchange contracts - pay USD	9,953,137	0.5	21,498
Foreign exchange contracts - receive USD	9,903,335	0.5	(21,498)
Commodities contracts
Client commodity contracts	105,440	0.6	(4,427)
Counterparty commodity contracts	108,592	0.6	4,752
Total client derivatives	25,419,524	1.1	400

Cash flow hedges
Interest rate collars and floors on loan pools	900,000	1.2	(776)
Total cash flow hedges	900,000	1.2	(776)
Total	$26,319,524	1.1	$(376)

At September 30, 2026, derivative collateral owed by the Company to counterparty banks was $68.4 million with $8.5 million restricted within cash and due from banks on the Company's Consolidated Balance Sheet and $76.9 million recorded in short-term borrowings. There was no derivative collateral recorded in other assets. Derivative collateral owed to the Company from counterparty banks at December 31, 2025 was $21.6 million with $10.2 million restricted within cash and due from banks, $0.3 million recorded in short-term borrowings and $11.7 million in other assets.

Credit derivatives. In conjunction with participating interests in commercial loans, First Financial periodically enters into risk participation agreements with counterparties whereby First Financial either assumes or sells a portion of the credit exposure associated with an interest rate swap on the participated loan in exchange for a fee. Under these agreements, First Financial will either make a payment to or receive a payment from the counterparty if the loan customer defaults on its obligation to perform under the interest rate swap contract. The total notional value of the purchased risk agreements totaled $255.2 million as of September 30, 2026 and $223.5 million as of December 31, 2025. The total notional value of the sold risk agreements totaled $96.1 million as of September 30, 2026 and $111.5 million as of December 31, 2025. The net fair value of these agreements was recorded in Accrued interest and other liabilities on the Consolidated Balance Sheets and was insignificant at both September 30, 2026 and December 31, 2025.

Mortgage derivatives. First Financial enters into IRLCs and forward commitments for the future delivery of mortgage loans to third party investors, which are considered derivatives. When borrowers secure an IRLC with First Financial and the loans are intended to be sold, First Financial will enter into forward commitments for the future delivery of the loans to third party investors in order to hedge against the effect of changes in interest rates impacting IRLCs and loans held for sale. At September 30, 2026, the notional amount of the IRLCs was $58.6 million and the notional amount of forward commitments was $46.0 million. As of December 31, 2025, the notional amount of IRLCs was $37.5 million and the notional amount of forward commitments was $39.3 million. The fair value on these agreements was $0.8 million at September 30, 2026 and $0.7 million at December 31, 2025, and was recorded in Accrued interest and other assets on the Consolidated Balance Sheets.

NOTE 11:  COMMITMENTS AND CONTINGENCIES

First Financial offers a variety of financial instruments including loan commitments and letters of credit to assist clients in meeting their requirement for liquidity and credit enhancement. GAAP does not require these financial instruments to be recorded in the Consolidated Financial Statements.

First Financial utilizes the same credit policies in issuing commitments and conditional obligations as it does for credit instruments recorded on the Consolidated Balance Sheets. First Financial’s exposure to credit loss in the event of non-performance by the counterparty was represented by the contractual amounts of those instruments. First Financial estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company in accordance with FASB ASC Topic 326. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life consistent with the Company's ACL methodology for loans and leases. Adjustments to the reserve for unfunded commitments are recorded in Provision for (recapture of) credit losses - unfunded commitments in the Consolidated Statements of Income. First Financial had $18.2 million and $20.2 million of reserves for unfunded commitments recorded in Accrued interest and other liabilities on the Consolidated Balance Sheets at September 30, 2026 and December 31, 2025, respectively.

Loan commitments. Loan commitments are agreements to extend credit to a client, absent any violation of conditions established in the commitment agreement.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments will expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if deemed necessary by First Financial upon extension of credit, is based on management’s credit evaluation of the client.  The collateral held varies, but may include securities, real estate, inventory, plant or equipment. First Financial had commitments to extend credit of $4.8 billion at September 30, 2026 and $4.5 billion at December 31, 2025. As of September 30, 2026, commitments with a fixed interest rate totaled $106.1 million while commitments with variable interest rates totaled $4.7 billion. At December 31, 2025, commitments with a fixed interest rate totaled $75.0 million while commitments with variable interest rates totaled $4.4 billion. First Financial's fixed rate commitments have interest rates ranging from 0.00% to 36.00% at September 30, 2026 and 0.00% to 21.00% at December 31, 2025 and have maturities ranging from less than one year to 31.0 years at September 30, 2026 and maturities ranging from less than one year to 31.6 years at December 31, 2025.

The following table presents by type First Financial's active loan balances and related obligations to extend credit:

	September 30, 2026		December 31, 2025
(dollars in thousands)	Unfunded commitment	Loan balance	Unfunded commitment	Loan balance
Commercial & industrial	$2,233,733	$4,948,380	$2,066,620	$4,632,241
Lease financing	13,963	678,423	0	638,527
Construction real estate	706,294	606,696	680,920	677,339
Commercial real estate-investor	182,054	3,400,040	204,747	3,246,889
Commercial real estate-owner	48,364	1,142,528	39,973	1,137,667
Residential real estate	0	1,806,123	0	1,832,184
Home equity	1,199,185	1,105,790	1,103,581	1,005,204
Installment	70,272	150,485	48,606	188,694
Credit card	358,204	66,617	323,281	65,325
Total	$4,812,069	$13,905,082	$4,467,728	$13,424,070

Letters of credit. Letters of credit are conditional commitments issued by First Financial to guarantee the performance of a client to a third party.  First Financial’s letters of credit consist of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services.  The risk to First Financial arises from its obligation to make payment in the event of the client's contractual default to produce the contracted good or service to a third party.  First Financial issued letters of credit aggregating $34.9 million and $36.6 million at September 30, 2026 and December 31, 2025, respectively. Management conducts regular reviews of these instruments on an individual client basis.

Risk participation agreements. In conjunction with participating interests in commercial loans, First Financial periodically enters into risk participation agreements with counterparties whereby First Financial either assumes or sells a portion of the credit exposure associated with an interest rate swap on the participated loan in exchange for a fee. Under these agreements, First Financial will either make a payment to or receive a payment from the counterparty if the loan customer defaults on its obligation to perform under the interest rate swap contract. The total notional amount of the risk participation agreements was $351.3 million and $335.0 million at September 30, 2026 and December 31, 2025, respectively.

Affordable housing projects and other tax credit investments. First Financial is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved qualified affordable housing, renewable energy, or other renovation or community revitalization projects. These investments are included in Accrued interest and other assets in the Consolidated Balance Sheets, with any unfunded commitments included in Accrued interest and other liabilities in the Consolidated Balance Sheets. As of September 30, 2026, First Financial expects to recover its remaining investments through the use of the tax credits that are generated by the investments.

FASB ASC Topic 323 (ASU No. 2023-02) expanded the scope of the proportional amortization method to equity investments beyond LIHTC investments. First Financial made an accounting policy election to apply PAM to the following tax credit programs: HTC, NMTC, and renewable energy tax credits. For each program that First Financial elects to apply the proportional amortization method, First Financial analyzes each investment individually under the scope criteria to determine if PAM applies. First Financial determined that it was eligible to apply PAM to certain HTC and renewable energy investments, however not every HTC investment qualified under the existing guidance.

The following table summarizes First Financial's investments in affordable housing projects and other tax credit investments.

(Dollars in thousands)		September 30, 2026		December 31, 2025
Investment	Accounting Method	Investment	Unfunded commitment	Investment	Unfunded commitment
LIHTC	Proportional amortization	$189,186	$81,420	$169,031	$81,482
HTC	Proportional amortization	7,270	56	9,874	56
HTC	Equity	16,798	15,619	8,322	5,855
NMTC	Equity	51	0	290	0
Renewable energy	Proportional amortization	8,971	22	0	0
Renewable energy	Equity	8,859	143	24,765	15,597
Total		$231,135	$97,260	$212,282	$102,990

The following table summarizes First Financial's amortization expense and tax benefit recognized in affordable housing projects and other tax credit investments.

		Three months ended
		September 30, 2026		September 30, 2025
(Dollars in thousands)		Amortization expense (1)	Tax expense (benefit) recognized (2)	Amortization expense (1)	Tax expense (benefit) recognized (2)
LIHTC	Proportional amortization	$6,185	$(5,337)	$4,001	$(4,092)
HTC	Proportional amortization	868	(1,033)	868	(1,033)
HTC	Equity	774	(310)	112	(101)
NMTC	Equity	0	0	0	0
Renewable energy	Proportional amortization	6,441	(7,296)	0	0
Renewable energy	Equity	0	0	0	0
Total		$14,268	$(13,976)	$4,981	$(5,226)

		Nine months ended
		September 30, 2026		September 30, 2025
(Dollars in thousands)	Accounting Method	Amortization expense (1)	Tax expense (benefit) recognized (2)	Amortization expense (1)	Tax expense (benefit) recognized (2)
LIHTC	Proportional amortization	$17,103	$(16,046)	$12,974	$(13,392)
HTC	Proportional amortization	2,604	(3,099)	3,335	(3,099)
HTC	Equity	2,112	(930)	335	(303)
NMTC	Equity	0	0	0	0
Renewable energy	Proportional amortization	6,441	(7,296)	0	0
Renewable energy	Equity	0	0	0	0
Total		$28,260	$(27,371)	$16,644	$(16,794)

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

Contingencies/Litigation. As part of the ordinary course of business, First Financial and its subsidiaries are parties to litigation, including claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral, foreclosure interests that are incidental to our regular business activities and other matters. First Financial and its subsidiaries are engaged in various matters of litigation and have a number of unresolved claims pending. While the ultimate liability with respect to these litigation matters and claims cannot be determined at this time, First Financial believes that damages, if any, and other amounts relating to pending matters are not probable or cannot be reasonably estimated as of September 30, 2026. Reserves are established for these various matters of litigation when appropriate under FASB ASC Topic 450, Contingencies, based in part upon the advice of legal counsel. First Financial had no reserves related to litigation matters as of September 30, 2026 or December 31, 2025.

NOTE 12:  INCOME TAXES

For the third quarter of 2026, income tax expense was $18.1 million, resulting in an effective tax rate of 18.2% compared to $18.8 million and an effective tax rate of 20.7% for the comparable period in 2025. For the first nine months of 2026, income tax expense was $55.2 million, resulting in an effective tax rate of 19.2% compared to $48.9 million and an effective tax rate of 20.2% for the comparable period in 2025. The lower effective tax rate in 2026 is primarily driven by the non-taxable bargain purchase gain related to the BankFinancial acquisition and increased tax credit activity, which was partially offset by higher income and nondeductible charitable contributions.

At both September 30, 2026 and December 31, 2025, First Financial had no unrecognized tax benefits. As defined by FASB ASC Topic 740-10, Income Taxes, an unrecognized tax benefit is a position that if recognized would favorably impact the effective income tax rate in future periods. First Financial recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. At September 30, 2026 and December 31, 2025, the Company had no interest or penalties recorded.

In July 2025, the legislation formally titled “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14,” which is commonly referred to as the One Big Beautiful Bill (“the Act”) was signed into law. First Financial evaluated the income tax implications of the Act and has applied the new law to current and deferred income tax calculations.

First Financial and its subsidiaries are subject to U.S. federal income tax as well as state and local income tax in numerous jurisdictions.  Tax years prior to 2023 have been closed and are no longer subject to U.S. federal income tax examinations. Tax years 2023 through 2025 remain open to examination by the federal taxing authority. With limited exception, First Financial is no longer subject to state and local income tax examinations for years prior to 2022.

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

First Financial made no cash contributions to the pension plan during the nine months ended September 30, 2026 or the year ended December 31, 2025. Since the plan is fully funded, First Financial does not expect to make any contributions to the plan in 2026.

As a result of the plan’s actuarial projections, First Financial recorded expense in the Company's Consolidated Statements of Income, as set forth in the following table:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2026	2025	2026	2025
Service cost	$2,734	$2,615	$8,384	$8,165
Interest cost	1,518	1,400	4,568	4,250
Expected return on assets	(2,636)	(2,527)	(7,986)	(7,627)
Amortization of prior service cost	1	4	1	4
Net actuarial loss	567	652	1,617	1,902
Net periodic benefit cost (income)	$2,184	$2,144	$6,584	$6,694

NOTE 14:  REVENUE RECOGNITION

The majority of the Company’s revenues come from sources that are outside of the scope of FASB ASC Topic 606, Revenue from Contracts with Customers. Income sources that are outside of this standard include income earned on loans, leases, securities, derivatives and foreign exchange, excluding spot transactions. The Company's services that fall within the scope of ASU 2014-09 are presented within Noninterest income and are recognized as revenue when the Company satisfies its obligation to the customer. Services within the scope of this guidance include service charges on deposits, wealth management fees, bankcard income, foreign exchange spot income, gain/loss on the sale of OREO and investment brokerage fees.

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

Bankcard income. The Company earns interchange fees from cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized concurrent with the transaction processing services provided to the cardholder. Interchange income is presented on the Consolidated Statements of Income net of expenses. Gross interchange income for the third quarter of 2026 was $8.4 million, partially offset by $4.6 million of expenses within Noninterest income. Gross interchange income for the three months ended September 30, 2025 was $7.7 million, partially offset by $4.1 million of expenses within Noninterest income. Gross interchange income for the first nine months of 2026 was $24.5 million, partially offset by $14.0 million of expenses within Noninterest income while gross interchange income for the same period in 2025 was $22.5 million, partially offset by $11.9 million of expenses within Noninterest income.

Foreign exchange income. Foreign exchange income includes both spot and forward income in First Financial's Consolidated Statements of Income. Forward income is excluded from the scope of ASU 2014-09; however, spot income is within the scope of the guidance. A foreign exchange spot trade is a trade made for immediate exchange and delivery of the currency, thus satisfying the performance obligation. Income from foreign exchange spot trades was $3.1 million and $2.6 million for the third quarters of 2026 and 2025, respectively, and $9.6 million and $8.0 million for the first nine months of 2026 and 2025, respectively.

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

NOTE 15:  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Shareholders’ equity is affected by transactions and valuations of asset and liability positions that require adjustments to accumulated other comprehensive income (loss).  The following table summarizes the changes within each classification of AOCI:

	Three months ended September 30, 2026
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Unrealized gain (loss) on debt securities	$(209,618)	$13	$(209,631)	$46,175	$(163,456)	$(197,692)	$(163,456)	$(361,148)
Unrealized gain (loss) on derivatives	(624)	(143)	(481)	111	(370)	(301)	(370)	(671)
Retirement obligation	0	(568)	568	(132)	436	(24,261)	436	(23,825)
Foreign currency translation	15	0	15	0	15	(1,466)	15	(1,451)
Total	$(210,227)	$(698)	$(209,529)	$46,154	$(163,375)	$(223,720)	$(163,375)	$(387,095)

	Three months ended September 30, 2025
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Unrealized gain (loss) on debt securities	$30,469	$3	$30,466	$(6,711)	$23,755	$(216,733)	$23,755	$(192,978)
Unrealized gain (loss) on derivatives	(990)	(199)	(791)	183	(608)	818	(608)	210
Retirement obligation	0	(656)	656	(151)	505	(29,520)	505	(29,015)
Foreign currency translation	(268)	0	(268)	0	(268)	(949)	(268)	(1,217)
Total	$29,211	$(852)	$30,063	$(6,679)	$23,384	$(246,384)	$23,384	$(223,000)

	Nine months ended September 30, 2026
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Unrealized gain (loss) on debt securities	$(254,232)	$(1,292)	$(252,940)	$55,715	$(197,225)	$(163,923)	$(197,225)	$(361,148)
Unrealized gain (loss) on derivatives	(1,536)	(541)	(995)	230	(765)	94	(765)	(671)
Retirement obligation	0	(1,618)	1,618	(374)	1,244	(25,069)	1,244	(23,825)
Foreign currency translation	(407)	0	(407)	0	(407)	(1,044)	(407)	(1,451)
Total	$(256,175)	$(3,451)	$(252,724)	$55,571	$(197,153)	$(189,942)	$(197,153)	$(387,095)

	Nine months ended September 30, 2025
	Total other comprehensive income (loss)					Total accumulated other comprehensive income (loss)
(Dollars in thousands)	Prior to reclass	Reclass from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Unrealized gain (loss) on debt securities	$71,577	$(9,908)	$81,485	$(17,949)	$63,536	$(256,514)	$63,536	$(192,978)
Unrealized gain (loss) on derivatives	1,207	(596)	1,803	(417)	1,386	(1,176)	1,386	210
Retirement obligation	0	(1,906)	1,906	(441)	1,465	(30,480)	1,465	(29,015)
Foreign currency translation	412	0	412	0	412	(1,629)	412	(1,217)
Total	$73,196	$(12,410)	$85,606	$(18,807)	$66,799	$(289,799)	$66,799	$(223,000)

The following table presents the activity reclassified from accumulated other comprehensive income into income during the three and nine month periods ended September 30, 2026 and 2025, respectively:

	Amount reclassified from accumulated other comprehensive income (loss)
	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2026	2025	2026	2025	Affected Line Item in the Consolidated Statements of Income
Gains and losses on cash flow hedges
Interest rate contracts	$(143)	$(199)	$(541)	$(596)	Interest income - Loans and leases, including fees
Realized gain (loss) on securities available-for-sale	13	3	(1,292)	(9,908)	Net gain (loss) on investments securities
Defined benefit pension plan
Amortization of prior service cost (credit) (1)	(1)	(4)	(1)	(4)	Other noninterest expense
Recognized net actuarial loss (1)	(567)	(652)	(1,617)	(1,902)	Other noninterest expense
Amortization and settlement charges of defined benefit pension items	(568)	(656)	(1,618)	(1,906)	Other noninterest expense
Total reclassifications for the period, before tax	$(698)	$(852)	$(3,451)	$(12,410)
(1) Included in the computation of net periodic pension cost (see Note 13 - Employee Benefit Plans for additional details).

NOTE 16:  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2026	2025	2026	2025
Numerator
Net income available to common shareholders	$81,182	$71,923	$232,083	$193,212

Denominator
Weighted average shares outstanding for basic earnings per common share	103,962,646	94,889,341	103,869,688	94,799,411
Effect of dilutive securities
Employee stock awards	1,038,229	864,457	982,731	874,682
Adjusted weighted average shares for diluted earnings per common share	105,000,875	95,753,798	104,852,419	95,674,093

Earnings per share available to common shareholders
Basic	$0.78	$0.76	$2.23	$2.04
Diluted	$0.77	$0.75	$2.21	$2.02

Stock options and warrants with exercise prices greater than the average market price of the common shares are excluded from the computation of net income per diluted share, as they would have been antidilutive.  First Financial had no options or warrants outstanding at September 30, 2026 or September 30, 2025.

NOTE 17:  FAIR VALUE DISCLOSURES

The fair value framework as disclosed in the FASB ASC Topic 820 includes a hierarchy which focuses on prioritizing the inputs used in valuation techniques.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1), a lower priority to observable inputs other than quoted prices in active markets for identical assets and liabilities (Level 2) and the lowest priority to unobservable inputs (Level 3).  When determining the fair value measurements for assets and liabilities, First Financial looks to active markets to price identical assets or liabilities whenever possible and classifies such items in Level 1.  When identical assets and liabilities are not traded in active markets, First Financial looks to observable market data for similar assets and liabilities and classifies such items as Level 2.  Certain assets and liabilities are not actively traded in observable markets and First Financial must use alternative techniques, based on unobservable inputs, to determine the fair value and classifies such items as Level 3. The level within the fair value hierarchy is based on the lowest level of input that is significant in the fair value measurement.

The estimated fair values of First Financial’s financial instruments not measured at fair value on a recurring or nonrecurring basis in the consolidated financial statements were as follows:

	Carrying	Estimated fair value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
September 30, 2026
Financial assets
Cash and interest-bearing deposits with other banks	$742,880	$742,880	$742,880	$0	$0
Investment securities held-to-maturity	38,321	32,900	0	32,900	0
Other investments (1)	12,842	12,842	1,794	40	11,008
Loans and leases	13,713,432	13,522,821	0	0	13,522,821
Accrued interest receivable	81,049	81,049	0	23,283	57,766

Financial liabilities
Deposits	17,697,791	17,681,857	0	17,681,857	0
Short-term borrowings	651,860	651,860	651,860	0	0
Long-term debt	364,925	306,399	0	306,399	0
Accrued interest payable	38,293	38,293	1,581	36,712	0

	Carrying	Estimated fair value
(Dollars in thousands)	value	Total	Level 1	Level 2	Level 3
December 31, 2025
Financial assets
Cash and interest-bearing deposits with other banks	$775,891	$775,891	$775,891	$0	$0
Investment securities held-to-maturity	58,545	54,334	0	54,334	0
Other investments (1)	12,898	12,898	1,850	40	11,008
Loans and leases	13,237,583	13,061,341	0	0	13,061,341
Accrued interest receivable	71,940	71,940	0	17,833	54,107

Financial liabilities
Deposits	16,421,842	16,415,852	0	16,415,852	0
Short-term borrowings	675,332	675,332	675,332	0	0
Long-term debt	514,052	473,291	0	473,291	0
Accrued interest payable	38,304	38,304	2,918	35,386	0
(1) FHLB stock and FRB stock of $126.7 million and $116.7 million as of September 30, 2026 and December 31, 2025, respectively, are excluded from the numbers above.

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

First Financial utilizes values provided by third-party pricing vendors to price the investment securities portfolio in accordance with the fair value hierarchy of the FASB ASC Topic 820 and reviews the pricing methodologies utilized by the pricing vendors to ensure that the fair value determination is consistent with the applicable accounting guidance.  First Financial’s pricing process includes a series of quality assurance activities where prices are compared to recent market conditions, historical prices and other independent pricing services.  Further, the Company periodically validates the fair value of a sample of securities in the portfolio by comparing the fair values to prices from other independent sources for the same or similar securities.  First Financial analyzes unusual or significant variances, conducts additional research with the pricing vendor, and if necessary, takes appropriate action based on its findings.  The results of the quality assurance process are incorporated into the selection of pricing providers by the portfolio manager.

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

Collateral dependent loans are carried at fair value when the value of the operation or collateral less any costs to sell is not sufficient to cover the remaining balance. In these instances, the loans will either be partially charged-off or receive specific allocations of the ACL. For collateral dependent loans, fair value is generally based on real estate appraisals, a calculation of enterprise value or a valuation of business assets including equipment, inventory and accounts receivable. These loans had a principal amount of $104.8 million and $38.1 million at September 30, 2026 and December 31, 2025, respectively, with a valuation allowance of $14.9 million and $16.1 million at September 30, 2026 and December 31, 2025, respectively.

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

Mortgage servicing rights. Mortgage servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount. If the carrying amount of the servicing asset exceeds fair value, impairment is recorded so that the servicing asset is carried at fair value. Fair value is determined based on a valuation model that calculates the present value of estimated future net servicing income. At September 30, 2026 and December 31, 2025, the fair value of MSR was $39.3 million and $33.7 million, respectively. The valuation model utilized a discount rate of 11.75% at September 30, 2026 and 11.66% at December 31, 2025, respectively, weighted average prepayment speeds of 6.10% at September 30, 2026 and 6.49% at December 31, 2025, respectively, and other economic factors that market participants would use in estimating future net servicing income and that can be validated against available market data.

The financial assets and liabilities measured at fair value on a recurring basis in the consolidated financial statements were as follows:

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/liabilities at fair value
September 30, 2026
Assets
Investment securities available-for-sale	$95	$4,597,315	$37,894	$4,635,304
Loans held for sale	0	22,958	0	22,958
Interest rate derivative contracts	0	93,210	0	93,210
Foreign exchange derivative contracts	0	287,738	0	287,738
Interest rate collars and floors	0	0	0	0
Commodities contracts	0	14,513	0	14,513
Total	$95	$5,015,734	$37,894	$5,053,723

Liabilities
Interest rate derivative contracts	$0	$92,570	$0	$92,570
Foreign exchange derivative contracts	0	287,738	0	287,738
Interest rate collars and floors	0	776	0	776
Commodities contracts	0	14,188	0	14,188
Total	$0	$395,272	$0	$395,272

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3	Assets/liabilities at fair value
December 31, 2025
Assets
Investment securities available-for-sale	$95	$3,926,021	$45,816	$3,971,932
Loans held for sale	0	16,953	0	16,953
Interest rate derivative contracts	0	69,481	0	69,481
Foreign exchange derivative contracts	0	322,172	0	322,172
Interest rate collars and floors	0	708	0	708
Commodities contracts	0	1,578	0	1,578
Total	$95	$4,336,913	$45,816	$4,382,824

Liabilities
Interest rate derivative contracts	$0	$69,570	$0	$69,570
Foreign exchange derivative contracts	0	322,172	0	322,172
Interest rate collars and floors	0	0	0	0
Commodities contracts	0	2,078	0	2,078
Total	$0	$393,820	$0	$393,820

The following table presents a reconciliation for certain AFS securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2026	2025	2026	2025
Beginning balance	$38,916	$42,569	$45,816	$44,182
Accretion (amortization)	(870)	(20)	(9,140)	(60)
Increase (decrease) in fair value	247	6	8,607	(15)
Settlements	(399)	(5,209)	(10,707)	(6,761)
Transfers into level 3	0	10,815	3,318	10,815
Ending balance	$37,894	$48,161	$37,894	$48,161

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis.  Adjustments to the fair value of these assets usually result from the application of fair value accounting or write-downs of individual assets.  The following table summarizes financial assets and liabilities measured at fair value on a nonrecurring basis.

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3
September 30, 2026
Assets
Collateral dependent loans
Commercial & industrial	$0	$0	$5,686
Lease financing	0	0	273
Commercial real estate	0	0	83,415
Residential real estate	0	0	561

	Fair value measurements using
(Dollars in thousands)	Level 1	Level 2	Level 3
December 31, 2025
Assets
Collateral dependent loans
Commercial & industrial	$0	$0	$8,517
Lease financing	0	0	2,499
Commercial real estate	0	0	11,020

Fair value option. First Financial may elect to report most financial instruments and certain other items at fair value on an instrument-by-instrument basis with changes in fair value reported in net income. After the initial adoption, the election is made at the acquisition of an eligible financial asset, financial liability, or firm commitment, or when certain specified reconsideration events occur. The fair value election may not be revoked once an election is made.

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

The aggregate fair value of the Company’s residential mortgage loans held for sale as of September 30, 2026 and December 31, 2025 was $23.0 million and $17.0 million, respectively. The aggregate unpaid principal balance of the Company’s residential mortgage loans held for sale as of September 30, 2026 and December 31, 2025 was $22.3 million and $15.8 million, respectively. The resulting difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected was $0.7 million and $1.2 million as of September 30, 2026 and December 31, 2025, respectively.

Changes in the estimated fair value of residential mortgage loans held for sale are reported as a component of Net gain from sales of loans in the Company’s Consolidated Statements of Income. The change in fair value of the Company’s residential mortgage loans held for sale resulted in a loss of $0.8 million for the quarter ended September 30, 2026 and a gain of $0.2 million for the quarter ended September 30, 2025. The change in fair value of the Company’s residential mortgage loans held for sale resulted in a loss of $0.5 million and a gain of $0.9 million for the nine months ended September 30, 2026 and September 30, 2025, respectively.

NOTE 18:  BUSINESS COMBINATIONS

Finward Bancorp - Pending

In July 2026, First Financial Bancorp entered into an Agreement and Plan of Merger with Finward Bancorp, an Indiana corporation. Upon completion of the transaction, Peoples Bank, an Indiana state chartered bank, and a wholly owned subsidiary of Finward Bancorp, will merge into First Financial Bank. As of June 30, 2026, Finward Bancorp operated 24 full-service banking offices and had, on an unaudited basis, approximately $2.0 billion of total assets, $1.5 billion of total loans and $1.7 billion of total deposits. The completion of this transaction will expand First Financial’s presence in the Northwest Indiana and Chicagoland markets with a strong core deposit franchise while supplementing its existing commercial banking and wealth management lines of business.

Upon the terms and subject to the conditions set forth in the merger agreement, at the effective time of the merger, each share of common stock of Finward Bancorp will be converted into the right to receive 1.35 shares of First Financial common stock.

First Financial received regulatory approval from the Board of Governors of the Federal Reserve System for the Finward acquisition. The completion of the merger is subject to additional customary conditions, including authorization for listing on the NASDAQ Stock Market LLC of the shares of First Financial Common Stock to be issued in connection with the merger, subject to official notice of issuance, the receipt of all specified governmental consents and approvals, including approval from the State of Ohio, that are necessary to consummate the transactions contemplated by the merger agreement, and the absence of any order or other restraint preventing the consummation of the merger. Each party’s obligation to complete the merger is also subject to certain additional customary conditions, including, subject to certain exceptions, the accuracy of the representations and warranties of the other party, performance in all material respects by the other party of its obligations under the merger agreement, and receipt by such party of an opinion from counsel to the effect that the merger will qualify as a reorganization.

Subsequent to the end of the third quarter, Finward's shareholders approved the transaction at a virtual special meeting held on November 2, 2026. No approval of First Financial shareholders is required. First Financial expects the acquisition to close in January 2027.

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

The BankFinancial transaction was accounted for using the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date in accordance with FASB ASC Topic 805, Business Combinations. The fair value measurements of assets acquired and liabilities assumed were $1.4 billion and $1.3 billion, respectively. Acquisition accounting adjustments are considered preliminary at September 30, 2026. These fair value measurements are subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values become available, and the measurement period ends January 1, 2027. Changes to the acquisition-date fair values of assets acquired, liabilities assumed, or consideration transferred during the measurement period may result in adjustments to the bargain purchase gain.

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

Acquired loans held for sale represent certain multi-family loans that First Financial determined were not in alignment with the Company's long-term portfolio strategy, risk profile or concentration objectives. Management received multiple indications of interest on these loans, ultimately consummating the sale in March of 2026. The sales price of the loans sold approximated fair value at acquisition. Since these loans were sold prior to the end of the first quarter of 2026, they had no impact on the Company's Consolidated Balance Sheets.

The gross contractual amounts receivable relating to PCD assets was $4.0 million at the acquisition date, while the fair value of these assets was $3.0 million. The Company estimates, on the date of acquisition, that $0.8 million of the contractual cash flows specific to the PCD assets will not be collected.

First Financial incurred $5.7 million and $21.5 million of expenses related to the BankFinancial acquisition for the three and nine months ended September 30, 2026, respectively.

The following table provides the purchase price calculation as of the acquisition date, identifiable assets purchased and liabilities assumed at their estimated fair value.

(Dollars in thousands)	BankFinancial
Purchase consideration
Cash consideration	$6
Stock consideration	149,648
Total purchase consideration	149,654

Assets acquired
Cash	12,724
Short term investments	493,646
Investment securities available-for-sale	138,332
Other investments	7,500
Loans, net of ACL	264,098
Loans held for sale	412,968
Premises and equipment	22,123
Core deposit intangible	32,992
Other intangible assets	295
Other assets	28,954
Total assets acquired	1,413,632

Liabilities assumed
Deposits	1,209,437
Subordinated notes	17,936
FHLB advances	10,048
Other liabilities	14,439
Total liabilities assumed	1,251,860

Net identifiable assets	161,772
Gain on bargain purchase	$(12,118)

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

The Westfield transaction was accounted for using the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date in accordance with FASB ASC Topic 805, Business Combinations. The fair value measurements of assets acquired and liabilities assumed were $2.1 billion and $1.9 billion, respectively. Acquisition accounting adjustments are considered preliminary at September 30, 2026. These fair value measurements are subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values become available, and the measurement period ends in November 2026.

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

First Financial incurred $1.2 million of expenses related to the Westfield acquisition for the three months ended September 30, 2026, and $12.2 million of expenses for the nine months ended September 30, 2026. First Financial incurred $5.8 million of expenses related to the Westfield acquisition in 2025.

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

NOTE 20:  SUBSEQUENT EVENT

Subsequent to September 30, 2026, the Company was notified that a C&I borrower with an outstanding loan balance of $28.0 million filed for a voluntary petition for relief under Chapter 7 of the U.S. Bankruptcy Code.
Upon notification of the bankruptcy and further evaluation, management has downgraded the loan to substandard and placed the loan on nonaccrual. The Company is evaluating the impact of the bankruptcy filing on the collectability of the loan, including consideration of available collateral, borrower-specific facts, and the status of the bankruptcy proceedings. At this time, the Company is unable to reasonably estimate the amount of loss, if any, that may result from this matter.

The Company has evaluated the event in accordance with ASC 855, Subsequent Events, and determined that the bankruptcy filing represents a non-recognized subsequent event. Accordingly, no adjustment has been made to the accompanying consolidated financial statements as of and for the period ended September 30, 2026.

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

EXECUTIVE SUMMARY

First Financial Bancorp. is a $22.3 billion financial holding company headquartered in Cincinnati, Ohio. The Company primarily operates through First Financial Bank, an Ohio-chartered commercial bank with 151 full service banking centers as of September 30, 2026. First Financial provides banking and financial services products to business and retail clients through its six lines of business: Commercial, Retail Banking, Mortgage Banking, Wealth Management, Investment Commercial Real Estate and Commercial Finance. The Commercial Finance business lends to targeted industry verticals and has a national geographic footprint. Wealth Management, operating under the brand of Yellow Cardinal Advisory Group, had $4.5 billion in assets under management as of September 30, 2026, and provides services that include financial planning, investment management, trust administration, estate settlement, business succession planning services, brokerage services and retirement planning.

Additional information about First Financial, including its products, services and banking locations, is available on the
Company's website at www.bankatfirst.com.

The primary components of First Financial’s operating results for the three and nine month periods ended September 30, 2026 are discussed in greater detail in the sections that follow.

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

BUSINESS COMBINATIONS

Finward Bancorp - Pending

In July 2026, First Financial entered into an agreement with Finward Bancorp to acquire all of its equity shares in an all-stock transaction. Under the terms of the agreement, each outstanding share of Finward common stock will be converted into the right to receive 1.35 shares of First Financial common stock, valuing the transaction at approximately $207.5 million, based on First Financial's closing stock price on July 20, 2026.

Headquartered in Munster, Indiana, Finward Bancorp is the sole owner of Peoples Bank, which will merge into First Financial Bank upon the close of the transaction. As of June 30, 2026, Finward Bancorp operated 24 full-service banking offices and had, on an unaudited basis, approximately $2.0 billion of total assets, $1.5 billion of total loans and $1.7 billion of total deposits. This pending acquisition expands First Financial’s presence in the Northwest Indiana and Chicago markets with a strong core deposit franchise while supplementing its existing commercial banking and wealth management lines of business.

The Finward transaction has received approval from the Board of Governors of the Federal Reserve System, but the closing is subject to satisfaction of customary conditions, including, among others, the receipt of all specified governmental consents and approvals, including approval from the State of Ohio, that are necessary to consummate the transactions contemplated by the merger agreement; the absence of any governmental order that restrains, prevents or materially alters the transactions contemplated by the agreement; the accuracy of the parties’ representations and warranties contained in the agreement (subject to certain qualifications); and the parties’ material compliance with the covenants and agreements.

Subsequent to the end of the third quarter, Finward's shareholders approved the transaction at a virtual special meeting held on November 2, 2026. No approval of First Financial shareholders is required. The Company expects the acquisition to close in January 2027.

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

(Dollars in thousands)	BankFinancial
Purchase consideration
Cash consideration	$6
Stock consideration	149,648
Total purchase consideration	149,654

Assets acquired
Cash	12,724
Short term investments	493,646
Investment securities available-for-sale	138,332
Other investments	7,500
Loans, net of ACL	264,098
Loans held for sale	412,968
Premises and equipment	22,123
Core deposit intangible	32,992
Other intangible assets	295
Other assets	28,954
Total assets acquired	1,413,632

Liabilities assumed
Deposits	1,209,437
Subordinated notes	17,936
FHLB advances	10,048
Other liabilities	14,439
Total liabilities assumed	1,251,860

Net identifiable assets	161,772
Gain on bargain purchase	$(12,118)

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

	Three months ended		Nine months ended
(Dollars in thousands)	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Net interest income	$196,256	$190,377	$576,243	$468,051
Tax equivalent adjustment	1,114	1,161	3,461	3,707
Net interest income - tax equivalent	$197,370	$191,538	$579,704	$471,758

Average earning assets	$19,247,365	$19,304,416	$19,314,618	$15,845,745

Net interest margin (1)	4.05%	3.96%	3.99%	3.95%
Net interest margin (FTE) (1)	4.07%	3.98%	4.01%	3.98%
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

The following table reconciles non-GAAP capital ratios to GAAP:

	Three months ended		Nine months ended
(Dollars in thousands)	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Net income (a)	$81,182	$76,456	$232,083	$193,212

Average total shareholders' equity	2,963,270	2,951,237	2,954,088	2,516,675
Less:
Average goodwill	(1,099,934)	(1,099,742)	(1,099,741)	(1,007,656)
Average other intangibles	(138,310)	(143,403)	(143,740)	(76,234)
Average tangible equity (b)	1,725,026	1,708,092	1,710,607	1,432,785

Total shareholders' equity	2,881,482	2,987,488	2,881,482	2,631,855
Less:
Goodwill	(1,099,936)	(1,099,936)	(1,099,936)	(1,007,656)
Other intangibles	(135,077)	(140,705)	(135,077)	(73,797)
Ending tangible equity (c)	1,646,469	1,746,847	1,646,469	1,550,402

Total assets	22,314,155	22,439,679	22,314,155	18,554,506
Less:
Goodwill	(1,099,936)	(1,099,936)	(1,099,936)	(1,007,656)
Other intangibles	(135,077)	(140,705)	(135,077)	(73,797)
Ending tangible assets (d)	21,079,142	21,199,038	21,079,142	17,473,053

	Three months ended		Nine months ended
(Dollars in thousands)	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Risk-weighted assets (e)	16,693,251	16,456,311	16,693,251	14,166,935

Total average assets	22,321,112	22,391,439	22,390,250	18,452,133
Less:
Average goodwill	(1,099,934)	(1,099,742)	(1,099,741)	(1,007,656)
Average other intangibles	(138,310)	(143,403)	(143,740)	(76,234)
Average tangible assets (f)	21,082,868	21,148,294	21,146,769	17,368,243

Ending common shares outstanding (g)	105,188,323	104,956,458	105,188,323	95,757,250

Ratios
Return on average tangible shareholders' equity (a)/(b)	18.67%	17.95%	18.14%	18.03%
Ending tangible shareholders' equity as a percent of:
Ending tangible assets (c)/(d)	7.81%	8.24%	7.81%	8.87%
Risk-weighted assets (c)/(e)	9.86%	10.62%	9.86%	10.94%
Average tangible shareholders' equity to average tangible assets (b)/(f)	8.18%	8.08%	8.09%	8.25%
Tangible book value per share (c)/(g)	$15.65	$16.64	$15.65	$16.19

OVERVIEW OF OPERATIONS

Linked quarter comparison: Third quarter 2026 net income was $81.2 million and earnings per diluted common share were $0.77. This compares with second quarter 2026 net income of $76.5 million and earnings per diluted common share of $0.73. Return on average assets was 1.44% for the third quarter of 2026 compared to 1.37% for the second quarter of 2026. Return on average shareholders’ equity was 10.87% for the third quarter of 2026 compared to 10.39% for the second quarter of 2026.

Year-to-date comparison: For the nine months ended September 30, 2026, net income was $232.1 million and earnings per diluted common share were $2.21. This compares with net income of $193.2 million and earnings per diluted common share of $2.02 for the first nine months of 2025. Return on average assets for the nine months ended September 30, 2026 was 1.39% compared to 1.40% for the same period in 2025, and return on average shareholders' equity was 10.50% and 10.26% for the first nine months of 2026 and 2025, respectively.

(Dollars in thousands)	September 30, 2026	December 31, 2025
Balance Sheet - End of Period
Total assets	$22,314,155	$21,129,379
Loans and leases	13,905,082	13,424,070
Investment securities	4,813,160	4,160,041
Deposits	17,697,791	16,421,842
Shareholders' equity	2,881,482	2,769,216

	Three months ended		Nine months ended
(Dollars in thousands, except per share data)	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Earnings
Net interest income	$196,256	$190,377	$576,243	$468,051
Net income	81,182	76,456	232,083	193,212

Per Share
Net income per common share - basic	$0.78	$0.74	$2.23	$2.04
Net income per common share - diluted	0.77	0.73	2.21	2.02
Cash dividends declared per common share	0.26	0.25	0.76	0.73
Book value per common share (end of period)	27.39	28.46	27.39	27.48
Tangible book value per common share (end of period) (1)	15.65	16.64	15.65	16.19
Market price (end of period)	31.32	33.83	31.32	25.25

Ratios
Return on average assets	1.44%	1.37%	1.39%	1.40%
Return on average shareholders' equity	10.87%	10.39%	10.50%	10.26%
Return on average tangible shareholders' equity (1)	18.67%	17.95%	18.14%	18.03%
Net interest margin	4.05%	3.96%	3.99%	3.95%
Net interest margin (FTE) (1)	4.07%	3.98%	4.01%	3.98%
(1) Non-GAAP financial measure. For details on the calculation of this non-GAAP financial measure, see "Non-GAAP Financial Measures" section.

NET INTEREST INCOME

First Financial’s primary source of income is net interest income, which is the excess of interest received from earning assets, including loan-related fees and purchase accounting accretion, minus interest paid on interest-bearing liabilities. The amount of net interest income is determined by the volume and mix of earning assets, the rates earned on such assets and the volume, mix and rates paid for the deposits and borrowings that fund the earning assets. Earning assets primarily consist of interest-bearing loans and leases to customers, as well as marketable investment securities.

	Three months ended		Nine months ended
(Dollars in thousands)	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Interest income
Loans and leases, including fees	$228,730	$219,164	$672,845	$603,488
Investment securities
Taxable	53,631	53,904	157,026	107,065
Tax-exempt	2,425	2,472	7,423	6,632
Total interest on investment securities	56,056	56,376	164,449	113,697
Other earning assets	4,514	5,381	15,345	19,388
Total interest income	289,300	280,921	852,639	736,573
Interest expense
Deposits	82,263	79,250	241,248	231,891
Short-term borrowings	4,070	4,997	14,235	19,917
Long-term borrowings	6,711	6,297	20,913	16,714
Total interest expense	93,044	90,544	276,396	268,522
Net interest income	$196,256	$190,377	$576,243	$468,051

Linked quarter comparison: Net interest income for the third quarter of 2026 was $196.3 million, which was an increase of $5.9 million, or 3.1%, from the second quarter of 2026. Net interest margin on a fully tax equivalent basis was 4.07% in the third quarter of 2026 compared to 3.98% for the second quarter of 2026. The fully tax equivalent net interest margin during the third quarter increased 9 basis points from the linked quarter as earning asset yields increased 13 bps, which was partially offset by a 4 bp increase in cost of funds.

Interest income of $289.3 million increased $8.4 million, or 3.0%, in the third quarter of 2026 when compared to the second quarter of 2026. This increase was primarily driven by the 12 bp increase in earning asset rates, partially offset by a decrease of $57.1 million, or 0.3%, in average earning assets during the third quarter of 2026 compared to the second quarter of 2026.

Interest expense of $93.0 million increased $2.5 million, or 2.8%, in the third quarter of 2026 when compared to the second quarter of 2026. The increase in interest expense was primarily driven by a 5 bp increase in the cost of interest-bearing deposits to 2.34%, coupled with a $66.5 million, or 0.5%, increase in average interest-bearing deposit balances. Partially offsetting these increases, average borrowed funds decreased $112.7 million, or 12.6%, from the linked quarter, which offset a 41 bp increase in borrowing rates.

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

The notional value of the Company's cash flow hedges was $900.0 million as of September 30, 2026 and $1.0 billion at December 31, 2025 with the $0.4 million and $1.3 million changes in the fair value recorded in AOCI in the Consolidated Balance Sheets, respectively. As of September 30, 2026 and December 31, 2025, the maximum length of time over which the Company was hedging its exposure to the variability in future cash flows was 27 months and 36 months, respectively.

Year-to-date comparison: Net interest income of $576.2 million for the first nine months of 2026 increased $108.2 million, or 23.1%, compared to the same period of 2025. Net interest margin on a fully tax equivalent basis was 4.01% for the nine months ended September 30, 2026, which was an increase of 3 bps when compared to the same period in 2025, as a 45 bp decline in the cost of interest-bearing liabilities and higher interest earning asset balances more than offset a 31 bp decrease in earning asset yields and higher interest-bearing liabilities.

Interest income of $852.6 million for the nine months ended September 30, 2026 grew $116.1 million, or 15.8%, compared to $736.6 million for the same period of the prior year as the increase in earning asset balances more than offset the decline in yield. Average earning assets of $19.3 billion for the first nine months of 2026 increased $3.5 billion, or 21.9%, when compared to the same period of 2025, primarily due to the Westfield Bank and BankFinancial acquisitions. The change in earning assets included a $2.0 billion, or 17.4%, increase in average loan balances and a $1.4 billion, or 41.5%, increase in average investment securities. Average loan yields for the first nine months of 2026 decreased by 34 bps compared to the same period in the prior year, while the average yield on the investment portfolio increased by 9 bps in the first nine months of 2026 primarily due to repositioning a portion of the portfolio in 2025.

Interest expense for the nine months ended September 30, 2026 was $276.4 million compared to $268.5 million for the same period in the prior year. This increase was driven by a $2.7 billion, or 23.6%, increase in average interest-bearing deposits primarily due to the Westfield Bank and BankFinancial acquisitions, which was partially offset by a 44 bp decline in the cost on those deposits. Average borrowings decreased $17.7 million, or 1.9%, compared to the first nine months of 2025, while the cost of borrowed funds declined 12 bps compared to the same period of the prior year.

CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Quarterly Averages						Year-to-Date Averages
	September 30, 2026			June 30, 2026			September 30, 2026			September 30, 2025
(Dollars in thousands)	Balance	Interest	Yield	Balance	Interest	Yield	Balance	Interest	Yield	Balance	Interest	Yield
Earning assets
Investments
Investment securities	$4,925,893	$56,056	4.51%	$5,079,730	$56,376	4.45%	$4,925,535	$164,449	4.46%	$3,481,357	$113,697	4.37%
Interest-bearing deposits with other banks	499,575	4,514	3.58%	605,647	5,381	3.56%	566,752	15,345	3.62%	589,546	19,388	4.40%
Gross loans and leases (1)	13,821,897	228,730	6.57%	13,619,039	219,164	6.45%	13,822,331	672,845	6.51%	11,774,842	603,488	6.85%
Total earning assets	19,247,365	289,300	5.96%	19,304,416	280,921	5.84%	19,314,618	852,639	5.90%	15,845,745	736,573	6.21%

Nonearning assets
Allowance for credit losses	(192,456)			(186,331)			(193,147)			(159,613)
Cash and due from banks	183,151			182,261			197,348			168,108
Accrued interest and other assets	3,083,052			3,091,093			3,071,431			2,597,893
Total assets	$22,321,112			$22,391,439			$22,390,250			$18,452,133

Interest-bearing liabilities
Deposits
Interest-bearing demand	$3,814,405	$15,985	1.66%	$3,762,177	$14,288	1.52%	$3,734,918	$43,553	1.56%	$3,064,404	$43,919	1.92%
Savings	6,458,303	34,149	2.10%	6,434,399	33,405	2.08%	6,433,166	100,035	2.08%	4,993,198	91,151	2.44%
Time	3,669,146	32,129	3.47%	3,678,808	31,557	3.44%	3,737,997	97,660	3.49%	3,192,928	96,821	4.05%
Total interest-bearing deposits	13,941,854	82,263	2.34%	13,875,384	79,250	2.29%	13,906,081	241,248	2.32%	11,250,530	231,891	2.76%
Borrowed funds
Short-term borrowings	403,943	4,070	4.00%	512,282	4,997	3.91%	489,645	14,235	3.89%	582,662	19,917	4.57%
Long-term debt	375,039	6,711	7.10%	379,354	6,297	6.66%	403,761	20,913	6.93%	328,438	16,714	6.80%
Total borrowed funds	778,982	10,781	5.49%	891,636	11,294	5.08%	893,406	35,148	5.26%	911,100	36,631	5.38%
Total interest-bearing liabilities	14,720,836	93,044	2.51%	14,767,020	90,544	2.46%	14,799,487	276,396	2.50%	12,161,630	268,522	2.95%

Noninterest-bearing liabilities
Noninterest-bearing demand deposits	3,797,339			3,811,391			3,784,769			3,119,587
Other liabilities	839,667			861,791			851,906			654,241
Shareholders' equity	2,963,270			2,951,237			2,954,088			2,516,675
Total liabilities and shareholders' equity	$22,321,112			$22,391,439			$22,390,250			$18,452,133

Net interest income	$196,256			$190,377			$576,243			$468,051

Net interest spread			3.45%			3.38%			3.40%			3.26%
Contribution of noninterest-bearing sources of funds			0.60%			0.58%			0.59%			0.69%
Net interest margin (2)			4.05%			3.96%			3.99%			3.95%

Tax equivalent adjustment			0.02%			0.02%			0.02%			0.03%
Net interest margin (fully tax equivalent) (2)			4.07%			3.98%			4.01%			3.98%
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

RATE/VOLUME ANALYSIS

The impact on net interest income from changes in interest rates and volume of interest-earning assets and interest-bearing liabilities is illustrated in the table below:

	Changes for the three months ended September 30, 2026			Changes for the nine months ended September 30, 2026
	Linked quarter income variance			Year-to-Date income variance
(Dollars in thousands)	Rate	Volume	Total	Rate	Volume	Total
Earning assets
Investment securities	$802	$(1,122)	$(320)	$2,535	$48,217	$50,752
Interest-bearing deposits with other banks	32	(899)	(867)	(3,426)	(617)	(4,043)
Gross loans and leases (1)	3,759	5,807	9,566	(30,311)	99,668	69,357
Total earning assets	4,593	3,786	8,379	(31,202)	147,268	116,066
Interest-bearing liabilities
Total interest-bearing deposits	1,731	1,282	3,013	(36,713)	46,070	9,357
Borrowed funds
Short-term borrowings	108	(1,035)	(927)	(2,978)	(2,704)	(5,682)
Long-term debt	417	(3)	414	298	3,901	4,199
Total borrowed funds	525	(1,038)	(513)	(2,680)	1,197	(1,483)
Total interest-bearing liabilities	2,256	244	2,500	(39,393)	47,267	7,874
Net interest income	$2,337	$3,542	$5,879	$8,191	$100,001	$108,192
(1) Loans held for sale and nonaccrual loans are included in gross loans.

NONINTEREST INCOME

	Three months ended		Nine months ended
(Dollars in thousands)	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Noninterest income
Service charges on deposit accounts	$9,031	$8,896	$26,940	$23,058
Wealth management fees	9,135	8,252	27,869	23,275
Bankcard income	3,862	3,032	10,474	10,636
Client derivative fees	2,511	1,443	7,964	5,121
Foreign exchange income	17,485	13,101	46,899	42,970
Leasing business income	22,967	22,750	67,325	60,497
Net gains from sales of loans	5,650	6,658	18,355	17,844
Net gain (loss) on investment securities	247	(337)	(1,350)	(9,748)
Gain on bargain purchase	37	3,189	12,118	0
Other	6,733	6,807	16,761	19,018
Total noninterest income	$77,658	$73,791	$233,355	$192,671

Linked quarter comparison: Third quarter 2026 noninterest income was $77.7 million, increasing $3.9 million, or 5.2%, compared to $73.8 million for the second quarter of 2026. The increase from the linked quarter was primarily driven by foreign exchange income, client derivative fees, wealth management fees, and bankcard income. These increases were partially offset by lower gain on bargain purchase and gains from loan sales.

Foreign exchange income increased $4.4 million, or 33.5%, and client derivative fees increased $1.1 million, or 74.0%, as client demand increased during the period. Wealth management fees increased $0.9 million, or 10.7%, from the second quarter due to higher investment banking and consulting fee income while bankcard income increased $0.8 million, or 27.4%, due to lower termination fees during the third quarter.

Partially offsetting these increases, gain on bargain purchase decreased $3.2 million, or 98.8%, due to fewer purchase accounting adjustments recognized on the BankFinancial transaction during the third quarter while gains from loan sales decreased $1.0 million, or 15.1%, due to a lower volume of sold loans.

Year-to-date comparison: Noninterest income of $233.4 million for the first nine months of 2026 increased $40.7 million, or 21.1%, from $192.7 million in the comparable period of 2025. The increase was broad-based and is attributable to the gain on bargain purchase recognized in conjunction with the BankFinancial acquisition, fewer losses on investment securities and increases in foreign exchange income, leasing business income, client derivative fees, wealth management fees and service charges on deposit accounts.

A $12.1 million gain on bargain purchase was recognized during the first nine months of 2026 in connection with the BankFinancial acquisition as the fair value of net identifiable assets acquired exceeded the purchase price for BankFinancial. The gain on bargain purchase arose primarily from transaction-specific market factors, including the relative profitability profile of BankFinancial and the Company’s strategic focus on BankFinancial’s core deposit franchise and Chicago market presence.

Losses on investment securities decreased $8.4 million in the first nine months of 2026 as a result of the Bank repositioning a portion of the investment portfolio during the first nine months of 2025, which contributed to a $9.7 million loss during the prior period. Leasing business income increased $6.8 million, or 11.3%, due to continued portfolio growth and foreign exchange income increased $3.9 million, or 9.1%, as client demand increased compared to the prior year. Wealth management fees increased $4.6 million, or 19.7%, due to higher consulting fees while service charges on deposit accounts increased $3.9 million, or 16.8%, due to an increase in deposit balances. Client derivative fees increased $2.8 million, or 55.5%, due to higher customer demand. Partially offsetting these increases, other noninterest income decreased $2.3 million, or 11.9%, due to lower loan syndication fees in the current year.

NONINTEREST EXPENSE

	Three months ended		Nine months ended
(Dollars in thousands)	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Noninterest expenses
Salaries and employee benefits	$94,385	$86,917	$281,158	$230,762
Net occupancy	7,591	7,535	22,679	17,867
Furniture and equipment	4,834	4,310	13,837	10,836
Data processing	12,685	13,554	38,893	27,370
Marketing	3,801	3,616	10,069	7,114
Professional services	3,566	7,387	14,939	8,602
Amortization of tax credit investments	774	669	2,112	335
FDIC assessments	3,170	2,878	9,693	8,281
Intangible amortization	6,230	6,229	18,720	7,076
Leasing business expense	14,315	14,633	43,077	39,868
Other	14,385	13,814	41,509	32,905
Total noninterest expenses	$165,736	$161,542	$496,686	$391,016

Linked quarter comparison: Third quarter 2026 noninterest expenses were $165.7 million, which was an increase of $4.2 million, or 2.6%, from $161.5 million in the second quarter of 2026. This increase was primarily driven by an increase in salaries and benefits expenses which was partially offset by a decrease in professional services.

Salaries and employee benefits increased $7.5 million, or 8.6%, as a result of incentive compensation tied to higher fee income while professional services decreased $3.8 million, or 51.7%, during the third quarter of 2026 due to a decrease in acquisition-related costs.

Year-to-date comparison: Noninterest expenses were $496.7 million for the first nine months of 2026, which was an increase of $105.7 million, or 27.0%, compared to the same period in 2025. This increase was broad-based, with increases across all expense categories. The primary drivers of this expense growth were the Westfield and BankFinancial acquisitions.

Salaries and employee benefits increased $50.4 million, or 21.8%, due to the Westfield and BankFinancial acquisitions as well as an increase in incentive compensation tied to fee income. Intangible amortization expenses increased $11.6 million, or

164.6%, due to core deposit intangible amortization related to the Westfield and BankFinancial acquisitions. Data processing increased $11.5 million, or 42.1%, and occupancy expenses increased $4.8 million, or 26.9%, both driven by the Westfield and BankFinancial acquisitions. Leasing business expenses increased $3.2 million, or 8.0%, as a result of the growth in the operating lease portfolio, while professional services increased $6.3 million, or 73.7%, due to expenses related to the BankFinancial loans sold during the first quarter of 2026. Other noninterest expenses increased $8.6 million, or 26.1%, as a result of an increase in donations, insurance expense and credit origination expense while furniture and fixtures increased $3.0 million, or 27.7%, due to the additional cleaning and maintenance expenses for the branches acquired in the Westfield and BankFinancial acquisitions.

INCOME TAXES

Linked quarter comparison: In the third quarter of 2026, First Financial recorded income tax expense of $18.1 million on pre-tax income of $99.3 million, resulting in an effective tax rate of 18.2%. This compared to income tax expense of $18.0 million on pre-tax income of $94.4 million and an effective tax rate of 19.0% for the second quarter 2026. The lower effective tax rate in the third quarter of 2026 was primarily driven by the recognition of certain solar tax credits during the third quarter.

Year-to-date comparison: For the first nine months of 2026, income tax expense was $55.2 million on pre-tax income of $287.3 million, resulting in an effective tax rate of 19.2%. This compared to income tax expense of $48.9 million on pre-tax income of $242.1 million and an effective tax rate of 20.2% for the comparable period in 2025. The lower effective tax rate in the first nine months of 2026 compared to 2025 was primarily driven by the nontaxable bargain purchase gain related to the BankFinancial acquisition and increased tax credit activity, which was partially offset by higher income and nondeductible charitable contributions.

The Company's effective tax rate may fluctuate from period to period due to changes in tax jurisdictions, forecasted income, tax-enhanced assets and tax credit investments.

INVESTMENTS

First Financial's investment portfolio totaled $4.8 billion at September 30, 2026 and $4.2 billion at December 31, 2025, or 21.6% and 19.7% of total assets, respectively.  AFS securities totaled $4.6 billion at September 30, 2026 and $4.0 billion at December 31, 2025, while HTM securities totaled $38.3 million at September 30, 2026 and $58.5 million at December 31, 2025. The effective duration of the investment portfolio was 4.7 years at September 30, 2026 and 4.4 years at December 31, 2025.

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

During the three months ended September 30, 2026, the Company realized $0.2 million of gains on investment securities compared to insignificant losses for the comparable period in 2025. During the nine months ended September 30, 2026, the Company realized $1.4 million of losses on investment securities compared to $9.7 million of losses for the same period of 2025. The losses recognized in the first nine months of 2026 included $8.3 million of impairment losses on investments with credit deterioration where the Company determined that it no longer intended to hold the security until the recovery of the amortized cost basis. The losses incurred in the first nine months of 2025 were primarily the result of a strategic repositioning of a portion of the investment portfolio in order to increase future yields but also included $3.4 million of impairment losses.

The Company's Consolidated Financial Statements reflected $361.1 million and $163.9 million of unrealized, after-tax, losses on debt securities as of September 30, 2026 and December 31, 2025, respectively. These unrealized losses were included as a component of equity in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. The increase in unrealized losses was primarily attributed to the increase in interest rates and investment balances.

Certain unrealized losses on investment securities may be the result of credit deterioration. As of September 30, 2026, First Financial had three AFS securities with credit deterioration with a fair value totalling $14.1 million, net of $0.8 million unrealized losses, compared to six AFS securities with credit deterioration and a fair value totalling $20.9 million, net of unrealized losses of $9.8 million, as of December 31, 2025. The Company continues to monitor these securities and believes it will receive full par value.

The Company had net unrealized losses of $5.4 million on its HTM securities at September 30, 2026 compared to $4.2 million of losses at December 31, 2025. The unrealized losses on HTM securities have no impact on the Consolidated Financial Statements of the Company.

First Financial had $0.2 million of unrealized gains on equity securities recorded in noninterest income for the third quarter of 2026 compared to insignificant losses in the second quarter. The Company had insignificant unrealized losses on equity securities for the first nine months ended September 30, 2026 compared to $0.2 million of unrealized gains for the same period of 2025.

First Financial will continue to monitor loan demand and deposit activity, as well as balance sheet composition, capital sensitivity and the interest rate environment, when considering changes to the current investment strategies or adoption of future investment strategies.

LOANS AND LEASES

Excluding loans held for sale, loan balances increased $481.0 million, or 3.6%, to $13.9 billion as of September 30, 2026 when compared to December 31, 2025. This increase was primarily driven by the acquisition of loans in the BankFinancial transaction along with growth from the Company's commercial and specialty finance businesses.

During the first nine months of 2026, C&I loans increased $316.1 million, or 6.8%, to $4.9 billion; commercial real estate loans increased $158.0 million, or 3.6%, to $4.5 billion; home equity increased $100.6 million, or 10.0%, to $1.1 billion; finance leases increased by $39.9 million, or 6.2%, to $678.4 million; and credit cards increased $1.3 million, or 2.0%, to $66.6 million. Partially offsetting these increases, construction loans decreased $70.6 million, or 10.4%, to $606.7 million; installment loans decreased $38.2 million, or 20.2%, to $150.5 million; and residential real estate loans declined $26.1 million, or 1.4%, to $1.8 billion.

Third quarter 2026 average loans of $13.8 billion, excluding loans held for sale, increased $201.8 million, or 1.5%, from the second quarter 2026. Average loan balances for the first nine months of 2026 increased $1.9 billion, or 16.1%, when compared to same period of 2025 primarily driven by the acquisitions of Westfield and BankFinancial. The increase from the prior year included an increase of $932.9 million, or 24.2%, in C&I loans; an increase of $525.0 million, or 13.2%, in CRE; an increase of $328.8 million, or 22.2%, in residential real estate; an increase of $156.6 million, or 17.6%, in home equity; an increase of $60.2 million, or 10.3%, in lease financing; an increase of $40.2 million, or 33.6%, in installment loans; and an increase of $3.4 million, or 5.0%, in credit cards. These increases were partially offset by a decrease of $150.0 million, or 19.6%, in construction loans.

In an effort to mitigate credit risk, First Financial routinely reviews its loan portfolio for various concentrations. These reviews consider the Bank's collateral position as well as exposure to a given industry sector. First Financial believes its loan portfolio is sufficiently diversified to provide protection from deterioration in any particular industry or devaluation of a specific collateral type. The following tables, C&I and Owner Occupied Loans by Sector and Investor CRE Loans by property type, provide additional detail behind the Company's C&I and CRE loan portfolios as of September 30, 2026.

C&I and Owner Occupied CRE Loans by Sector (1)
(Dollars in thousands)	September 30, 2026	% of Total Loans
NAICS Sector
Finance and Insurance	$1,514,390	10.9%
Manufacturing	696,154	5.0%
Construction	567,871	4.1%
Real Estate and Rental and Leasing	468,052	3.4%
Health Care and Social Assistance	334,284	2.4%
Professional, Scientific, and Technical Services	312,541	2.2%
Accommodation and Food Services	275,333	2.0%
Retail Trade	252,336	1.8%
Wholesale Trade	245,674	1.8%
Transportation and Warehousing	195,434	1.4%
Administrative and Support and Waste Management	190,133	1.4%
Agriculture, Forestry, Fishing and Hunting	187,071	1.3%
Other Services (except Public Administration)	116,339	0.8%
Information	76,066	0.5%
Arts, Entertainment, and Recreation	63,618	0.5%
Public Administration	55,121	0.4%
Mining, Quarrying, and Oil and Gas Extraction	49,106	0.4%
Other	488,030	3.5%
Total	$6,087,553	43.8%
(1) Excludes loan marks and loans in process

Investor CRE Loans by Property Type (1)
(Dollars in thousands)	September 30, 2026	% of Total Loans
Property Type
Residential Multi Family 5+	$976,614	7.0%
Retail Property	881,046	6.3%
Industrial	503,148	3.6%
Office	381,347	2.7%
Hospital/Nursing Home	240,868	1.7%
Land	165,729	1.2%
Residential 1-4 Family	86,851	0.6%
Hotel	86,324	0.6%
Other Real Estate	81,493	0.6%
Other	15,172	0.1%
Total	$3,418,592	24.6%
(1) Excludes loan marks and loans in process
Given the potential for stress related to commercial office space, First Financial performed targeted reviews of its exposure to this sector. As of September 30, 2026, First Financial had $381.3 million of loans collateralized by non-owner occupied office space, which represents 2.7% of the total loan portfolio. The overall LTV of the office portfolio at origination was strong, and a majority is located in suburban locations and secured by Class A and Class B assets. As of September 30, 2026, the office portfolio included three nonaccrual relationships totaling $26.7 million, or 7.0% of the total office portfolio.

Loans to NDFI totaled $451.0 million, or 3.2% of total loans, as of September 30, 2026. NDFI include a wide range of financial entities that provide services similar to those of traditional banks but do not accept deposits from the general public and are not regulated by the Federal banking agencies. The NDFI balances at September 30, 2026 included $262.6 million in loans to mortgage credit intermediaries (primarily REITs), $135.3 million in loans to business credit intermediaries, $29.7 million in loans to private equity funds, and $23.4 million of loans to other NDFI, including consumer credit intermediaries. As of September 30, 2026, 95.6% of the loan balances to NDFI had an internal credit rating of pass.

COMMITMENTS AND CONTINGENCIES

Off-balance sheet arrangements include commitments to extend credit and financial guarantees.  Loan commitments are agreements to extend credit to a client absent any violation of any condition established in the commitment agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  First Financial had outstanding commitments to extend credit, including overdraft lending lines, totaling $4.8 billion at September 30, 2026 and $4.5 billion at December 31, 2025. As of September 30, 2026, commitments with a fixed interest rate totaled $106.1 million while commitments with variable interest rates totaled $4.7 billion. At December 31, 2025, commitments with a fixed interest rate totaled $75.0 million while commitments with variable interest rates totaled $4.4 billion. The fixed rate commitments have interest rates ranging from 0% to 36% at September 30, 2026 and 0% to 21% at December 31, 2025. The fixed rate commitments have maturities ranging from less than one year to 31.0 years at September 30, 2026 and maturities ranging from less than one year to 31.6 years at December 31, 2025.

Letters of credit are conditional commitments issued by First Financial to guarantee the performance of a client to a third party.  Rarely drawn upon, First Financial’s letters of credit consist primarily of performance assurances made on behalf of clients who have a contractual commitment to produce or deliver goods or services for the third party.  First Financial issued letters of credit aggregating $34.9 million and $36.6 million at September 30, 2026 and December 31, 2025, respectively. Management conducts regular reviews of these instruments on an individual client basis.

First Financial is a party in risk participation transactions of interest rate swaps, which had total notional amount of $351.3 million and $335.0 million at September 30, 2026 and December 31, 2025, respectively. Under a risk participation agreement, the Company either assumes or sells a portion of the credit exposure associated with an interest rate swap with a counterparty. The Company's exposure is limited to instances where the loan customer defaults on its obligation to perform under the interest rate swap agreement.

First Financial is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved qualified affordable housing, renewable energy, or other renovation or community revitalization projects. These investments are included in accrued interest and other assets in the Consolidated Balance Sheets, with any unfunded commitments included in accrued interest and other liabilities in the Consolidated Balance Sheets. As of September 30, 2026, First Financial expects to recover its remaining investments through the use of the tax credits generated by the investments. First Financial had unfunded commitments related to tax credit investments of $97.3 million and $103.0 million at September 30, 2026 and December 31, 2025, respectively.

In the ordinary course of business, First Financial and its subsidiaries are parties to litigation, including claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral, foreclosure interests that are incidental to our regular business activities and other matters. While the ultimate liability with respect to these litigation matters and claims cannot be determined at this time, First Financial believes that damages, if any, and other amounts relating to pending matters are not probable or cannot be reasonably estimated as of September 30, 2026. Reserves are established for these various matters of litigation, when appropriate, under FASB ASC Topic 450, Contingencies, based in part upon the advice of legal counsel. First Financial had no reserves related to litigation matters as of September 30, 2026 or December 31, 2025.

ASSET QUALITY AND ALLOWANCE FOR CREDIT LOSSES

Loans are typically classified as nonaccrual when payments are 90 or more days past due or when, in the opinion of management, the collection of principal or interest is doubtful. Generally, loans are classified as nonaccrual due to a borrower's continued failure to adhere to contractual payment terms, coupled with other pertinent factors. When a loan is placed on nonaccrual status, any unpaid accrued interest is reversed and the recognition of interest income is suspended.

Nonaccrual loans were $100.2 million, or 0.72% of total loans, as of September 30, 2026, reflecting a $1.6 million, or 1.6%, decline from $101.8 million as of December 31, 2025. Nonperforming assets, which consist of nonaccrual loans and OREO, were $100.4 million, or 0.45% of total assets, at September 30, 2026 compared to $102.0 million, or 0.48% of total assets, at December 31, 2025.

Classified assets, which are defined by the Company as nonperforming assets plus performing loans internally rated substandard or worse, totaled $281.4 million as of September 30, 2026 compared to $235.5 million at December 31, 2025, with the increase primarily due to the downgrade of one $78.3 million CRE relationship. Classified assets were 1.26% of total assets at September 30, 2026 compared to 1.11% at December 31, 2025. Total classified assets at both September 30, 2026 and December 31, 2025 included a $37.0 million receivable from a customer, which was recorded following the mutually agreed upon termination of a foreign exchange trade. First Financial expects this receivable to be collected in full.

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

A charge-off is the removal or reduction of the recorded values of loans and leases from the Consolidated Balance Sheets due to credit deterioration. First Financial's policy is to charge-off all or a portion of a loan when, in management's opinion, it is unlikely to collect the principal amount owed in full either through payments from the borrower or from the liquidation of collateral. All loans charged-off are subject to continuous review and concerted efforts are made to maximize any recovery. In most cases, the borrower’s debt obligation is not canceled even though the balance may have been removed from the Company's books. Actual charge-offs of loans and leases are posted against ACL, and any subsequent recoveries of previously charged-off loans and leases are credited back to the ACL.

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

The Company utilized the Moody's September baseline forecast as its R&S forecast in the quantitative model at September 30, 2026. For reasonableness, the Company also considered the impact to the model from alternative prepayment speeds and more adverse economic forecasts. These alternative analyses were utilized to inform the Company's qualitative adjustments. Additionally, First Financial considered its credit exposure to certain industries believed to be at risk for future credit stress, such as franchise, hotel and investor commercial real estate lending, when making qualitative adjustments to the ACL model.

The total ACL, which includes both funded and unfunded reserves, was $209.8 million at September 30, 2026 and $206.7 million at December 31, 2025.

ACL - loans and leases. The ACL on loans and leases was $191.7 million as of September 30, 2026 and $186.5 million as of December 31, 2025. As a percentage of total loans, the ACL was 1.38% as of September 30, 2026 and 1.39% at December 31, 2025.

In the third quarter of 2026, the Company recorded net charge-offs of $7.2 million, or 21 bps of average loans and leases on an annualized basis, compared to net charge-offs of $6.7 million, or 20 bps, for the second quarter of 2026. Through the first nine months of 2026, the Company recorded net charge-offs of $25.6 million, or 25 bps of average loans and leases on an annualized basis, compared to net charge-offs of $21.7 million, or 25 bps, for the same period of 2025.

The ACL as a percentage of nonaccrual loans was 191.2% at September 30, 2026 and 183.2% at December 31, 2025. The increase in this ratio was driven primarily by the increase in the ACL on loans and leases, along with a slight decline in nonaccrual loan balances during the current period.

Provision expense is a product of the Company's ACL model coupled with net charge-off activity during the period. During the third quarter of 2026, the Company recorded $9.0 million of provision expense for loans and leases compared to $12.9 million for the prior quarter. Through the first nine months of 2026, the Company recorded provision expense of $27.9 million compared to $26.8 million for the same period of 2025.

ACL - unfunded commitments. The ACL on unfunded commitments was $18.2 million as of September 30, 2026 and $20.2 million as of December 31, 2025. First Financial recorded $0.1 million of provision recapture for credit losses on unfunded commitments for the third quarter of 2026, compared to $4.7 million of provision recapture in the second quarter 2026. Through the first nine months of 2026, the Company recorded $2.3 million of provision recapture compared to $0.7 million of provision expense for the same period of 2025.

See Note 5 – Allowance for Credit Losses in the Notes to Consolidated Financial Statements for further discussion of First Financial's ACL.

The following table details ACL activity by portfolio segment for the periods presented:

	Three months ended					Nine months ended
	2026			2025		September 30,
(Dollars in thousands)	Sep. 30,	June 30,	Mar. 31,	Dec. 31,	Sep. 30,	2026	2025
Allowance for credit loss activity
Balance at beginning of period	$189,912	$183,716	$186,487	$161,916	$158,522	$186,487	$156,791
Initial allowance on purchased loans	0	0	2,829	23,652	0	2,829	0
Provision for loan losses	8,975	12,933	6,030	9,688	8,612	27,938	26,837
Gross charge-offs
Commercial and industrial	984	2,437	10,788	6,636	2,165	14,209	15,339
Lease financing	976	1,314	43	918	298	2,333	2,358
Construction real estate	110	0	0	0	245	110	245
Commercial real estate	5,129	2,484	29	433	3,105	7,642	3,105
Residential real estate	11	84	127	151	0	222	16
Home equity	137	262	119	95	92	518	278
Installment	676	1,034	1,058	1,197	1,194	2,768	3,635
Credit card	520	704	496	729	577	1,720	1,540
Total gross charge-offs	8,543	8,319	12,660	10,159	7,676	29,522	26,516
Recoveries
Commercial and industrial	387	463	100	264	202	950	687
Lease financing	0	114	23	201	291	137	331
Construction real estate	0	0	0	0	0	0	0
Commercial real estate	8	8	28	5	1,138	44	1,232
Residential real estate	24	18	30	13	58	72	124
Home equity	60	157	116	117	94	333	312
Installment	688	660	598	682	609	1,946	1,888
Credit card	139	162	135	108	66	436	230
Total recoveries	1,306	1,582	1,030	1,390	2,458	3,918	4,804
Total net charge-offs	7,237	6,737	11,630	8,769	5,218	25,604	21,712
Ending allowance for credit losses	$191,650	$189,912	$183,716	$186,487	$161,916	$191,650	$161,916

Net charge-offs to average loans and leases (annualized)
Commercial and industrial	0.05%	0.17%	0.91%	0.59%	0.20%	0.37%	0.51%
Lease financing	0.58%	0.74%	0.01%	0.46%	0.00%	0.45%	0.46%
Construction real estate	0.07%	0.00%	0.00%	0.00%	0.14%	0.02%	0.04%
Commercial real estate	0.45%	0.22%	0.00%	0.04%	0.20%	0.22%	0.06%
Residential real estate	0.00%	0.01%	0.02%	0.03%	(0.02)%	0.01%	(0.01)%
Home equity	0.03%	0.04%	0.00%	(0.01)%	0.00%	0.02%	(0.01)%
Installment	(0.03)%	0.94%	1.12%	1.25%	2.03%	0.69%	1.95%
Credit card	2.11%	3.03%	2.13%	3.56%	2.97%	2.42%	2.60%
Total net charge-offs	0.21%	0.20%	0.35%	0.27%	0.18%	0.25%	0.25%

	Three months ended					Nine months ended
	2026			2025		September 30,
(Dollars in thousands)	Sep. 30,	June 30,	Mar. 31,	Dec. 31,	Sep. 30,	2026	2025
Nonperforming assets
Nonaccrual loans	$100,210	$96,152	$100,541	$101,808	$75,951	$100,210	$75,951
Other real estate owned	160	174	238	184	111	160	111
Total nonperforming assets	100,370	96,326	100,779	101,992	76,062	100,370	76,062
Accruing loans past due 90 days or more	937	650	1,366	411	592	937	592
Total underperforming assets	$101,307	$96,976	$102,145	$102,403	$76,654	$101,307	$76,654
Total classified assets	$281,407	$226,826	$232,368	$235,451	$218,794	$281,407	$218,794

Credit quality ratios
As a percent of period-end loans, net of unearned income:
Allowance for credit losses	1.38%	1.38%	1.36%	1.39%	1.38%	1.38%	1.38%
Nonaccrual loans	0.72%	0.70%	0.75%	0.76%	0.65%	0.72%	0.65%
Nonperforming loans	0.72%	0.70%	0.75%	0.76%	0.65%	0.72%	0.65%
Allowance for credit losses to nonaccrual loans	191.25%	197.51%	182.73%	183.18%	213.18%	191.25%	213.18%

DEPOSITS

Total deposits were $17.7 billion as of September 30, 2026, an increase of $1.3 billion, or 7.8%, from December 31, 2025. This increase was primarily driven by the acquisition of BankFinancial. Compared to December 31, 2025, September 30, 2026 interest-bearing demand deposit balances increased $460.3 million, or 13.7%; savings deposit balances increased $435.4 million, or 7.3%; noninterest-bearing deposits increased $365.6 million, or 10.6%; and time deposits increased $14.7 million, or 0.4%. Noninterest-bearing deposits were 21.6% and 21.1% of total deposits as of September 30, 2026 and December 31, 2025, respectively.

Average deposits for the third quarter of 2026 were $17.7 billion, which was an increase of $52.4 million, or 0.3%, from $17.7 billion in the second quarter of 2026. The increase during the third quarter was primarily driven by increases in retail CDs and interest bearing demand accounts, partially offset by a decline in brokered CDs. Average interest bearing demand deposits increased $52.2 million, or 1.4%, from the prior quarter and average savings deposits increased $23.9 million, or 0.4%. Partially offsetting these increases, average noninterest-bearing deposits decreased $14.1 million, or 0.4%, and average time deposits declined $9.7 million, or 0.3%.

Average deposits for the first nine months of 2026 increased $3.3 billion, or 23.1%, when compared to the same period of 2025, driven primarily by the Westfield and BankFinancial acquisitions. The increase in average deposits from the first nine months of 2026 included a $1.4 billion, or 28.8%, increase in average savings deposits; a $670.5 million, or 21.9%, increase in average interest-bearing demand deposits; a $665.2 million, or 21.3%, increase in average noninterest-bearing deposits; and a $545.1 million, or 17.1%, increase in average time deposits.

Uninsured deposit balances were $7.6 billion, or 42.8% of total deposits, as of September 30, 2026. The Company reviews uninsured deposits for concentration risk and typically evaluates this risk by excluding public funds and intercompany deposits to arrive at an adjusted uninsured deposit amount. As such, excluding public funds and intercompany accounts, adjusted uninsured deposits were $5.0 billion, or 28.5% of total deposits, at the end of the third quarter of 2026.

BORROWINGS

First Financial's short-term borrowings are utilized to manage the Company's normal liquidity needs. These borrowings primarily include advances from the FHLB, but may also include Fed Funds purchased from other banks or advances from the FRB discount window. The Company's long-term borrowings may include subordinated debt or long-term advances from the FHLB, FRB or other sources.

Borrowed funds were $1.0 billion as of September 30, 2026 and $1.2 billion as of December 31, 2025. The decrease in borrowings was primarily driven by the Company's increase in deposits.

First Financial had total short-term borrowings of $651.9 million as of September 30, 2026 and $675.3 million as of December 31, 2025. Short-term borrowings from the FHLB were $575.0 million at September 30, 2026 and $675.0 million at December 31, 2025. There were no federal funds purchased included in short-term borrowings at September 30, 2026 or December 31, 2025.

Long-term debt was $364.9 million at September 30, 2026 and $514.1 million as of December 31, 2025. Outstanding subordinated debt totaled $341.3 million as of September 30, 2026 and $489.9 million as of December 31, 2025.

In 2020, First Financial issued $150.0 million of fixed to floating rate subordinated notes that would have matured in May 2030 and had an initial fixed interest rate of 5.25%. The Company elected to redeem these subordinated notes in whole on the February 2026 interest payment date. Therefore, these notes are not included in the Consolidated Balance Sheet as of September 30, 2026.

In conjunction with the BankFinancial transaction, First Financial acquired $18.5 million of fixed to floating rate subordinated notes. These subordinated notes were originated in April 2021 and had an initial fixed interest rate of 3.75% that reset to three-month term SOFR, plus 299 basis points in May 2026. The Company elected to redeem these subordinated notes in whole on the August 2026 interest payment date. Therefore, these notes are not included in the Consolidated Balance Sheet as of September 30, 2026.

In November 2025, First Financial issued $300.0 million of fixed to floating rate subordinated notes. These subordinated notes have an initial fixed interest rate of 6.375% to, but excluding, December 1, 2030, payable semi-annually in arrears. From, and including, December 1, 2030, the interest rate on the subordinated notes will reset quarterly to a floating rate per annum equal to a benchmark rate, which is expected to be the then-current three-month term SOFR, plus 300 basis points, payable quarterly in arrears. These subordinated notes mature on December 1, 2035 and are redeemable by the Company in whole or in part beginning with the interest payment date of December 1, 2030. These subordinated notes are eligible to be treated as Tier 2 capital for 100% of its original issuance amount at September 30, 2026 for regulatory capital purposes.

First Financial had no FHLB long-term advances at September 30, 2026 or December 31, 2025. First Financial's total remaining borrowing capacity from the FHLB was $1.4 billion as of September 30, 2026.

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

The Company’s loan-to-deposit ratio was 78.6% at September 30, 2026, compared to 81.7% at December 31, 2025, with the decrease primarily attributable to the acquisition of BankFinancial and the subsequent loan sale in the first quarter of 2026. The lower ratio reflects the Company’s strong liquidity position, including its ability to meet customer withdrawals, support future loan growth, and address other funding needs.

Both First Financial Bancorp and First Financial Bank received investment grade credit ratings from Kroll Bond Rating Agency, Inc, an independent rating agency. These credit ratings impact the cost and availability of financing to First Financial. A downgrade to these credit ratings could affect First Financial's or the Bank’s abilities to access the credit markets and potentially increase borrowing costs, negatively impacting financial condition and liquidity. Key factors in maintaining high credit ratings include consistent and diverse earnings, strong credit quality and capital ratios, diverse funding sources and disciplined liquidity monitoring procedures. The ratings of First Financial Bancorp and First Financial Bank at September 30, 2026 were as follows:

	First Financial Bancorp	First Financial Bank
Senior Unsecured Debt	BBB+	A-
Subordinated Debt	BBB	BBB+
Short-Term Debt	K2	K2
Deposit	N/A	A-
Short-Term Deposit	N/A	K2

For ease of borrowing execution, First Financial utilizes a blanket collateral agreement with the FHLB. First Financial pledged $6.0 billion of certain eligible residential, commercial and agricultural real estate loans, home equity lines of credit and government, agency, and commercial mortgage-backed securities as collateral for borrowings from the FHLB as of September 30, 2026.

First Financial's principal source of asset-funded liquidity is marketable investment securities, particularly those of shorter maturities. AFS securities were 99.2% and 98.5% of the total investment portfolio as of September 30, 2026 and December 31, 2025, respectively. The fair value of investment securities classified as AFS totaled $4.6 billion at September 30, 2026 and $4.0 billion at December 31, 2025.  As of September 30, 2026, $1.8 billion of AFS securities were unpledged and there were $392.5 million of securities available to be sold at breakeven. Additionally, $448.0 million of AFS securities have floating rates and could be sold with minimal losses at September 30, 2026.

HTM securities maturing within a short period of time can be an additional source of liquidity. As of September 30, 2026, the Company had $0.5 million of HTM securities maturing within one year. As of December 31, 2025, the Company had $0.7 million of HTM securities maturing within one year.

In total, First Financial expects $751.9 million of cash flows from its investment portfolio within the next 12 months.

First Financial maintains diverse funding sources, including FHLB borrowings, Fed Funds, the Fed discount window, brokered CDs and deposit placement services. At September 30, 2026, First Financial had unused and available overnight wholesale funding sources of $6.5 billion, or 29.3% of total assets, to satisfy the liquidity needs of the Company. Additionally, interest-bearing deposits with other banks totaled $566.8 million at September 30, 2026, with the majority being held at the Federal Reserve. The Company believes these diverse funding sources and related borrowing capacity provide sufficient flexibility to respond to any event that would stress its deposit balances.

First Financial also has a $40.0 million short-term credit facility with an unaffiliated bank that matures in December 2026. This facility has a variable interest rate and provides First Financial additional liquidity, if needed, for various corporate activities including the repurchase of First Financial common stock and the payment of dividends to shareholders. As of both September 30, 2026 and December 31, 2025, First Financial had no outstanding balance. The credit agreement requires First Financial to comply with certain covenants including those related to asset quality and capital levels. First Financial was in compliance with all covenants associated with this facility as of September 30, 2026 and December 31, 2025. This credit facility also required First Financial to pledge as collateral the Bank's common stock where the lender is granted a security interest in this collateral.

Certain restrictions exist regarding the Bank's ability to transfer funds to First Financial in the form of cash dividends, loans, other assets or advances and the approval of the Bank's primary federal regulator is required to pay dividends in excess of regulatory limitations.  Dividends paid to First Financial from the Bank totaled $150.0 million for the first nine months of 2026. As of September 30, 2026, the Bank had retained earnings of $1.1 billion, of which $182.0 million was available for distribution to First Financial without prior regulatory approval. As an additional source of liquidity, First Financial had $206.3 million in cash at the parent company as of September 30, 2026.

Share repurchases also impact First Financial's liquidity. For further information regarding share repurchases, see the Capital section that follows.

Capital expenditures were $28.8 million and $12.7 million for the first nine months of 2026 and 2025, respectively. Management believes sufficient liquidity exists to fund its future capital expenditure commitments.

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

As shown in the table that follows, all of First Financial's regulatory capital ratios increased at September 30, 2026 compared to December 31, 2025, primarily due to the Company's strong earnings during the period. The Company’s tangible common equity ratio increased to 7.81% at September 30, 2026 from 7.79% at December 31, 2025, while the Company's tangible book value per share decreased to $15.65 at September 30, 2026 from $15.74 at December 31, 2025.

As of September 30, 2026, management believes that First Financial met all capital adequacy requirements to which it was subject.  The Company's most recent regulatory notifications categorized First Financial as "well-capitalized" under the regulatory framework for prompt corrective action. There have been no conditions or events since those notifications that management believes have changed the Company's categorization. Total regulatory capital exceeded the minimum requirement by $890.6 million on a consolidated basis at September 30, 2026.

The following tables present the actual and required capital amounts and ratios as of September 30, 2026 and December 31, 2025 under the Basel III Final Capital Rules. Capital levels required to be considered "well capitalized" are based upon prompt corrective action regulations, as amended by the Basel III Final Capital Rules.

	Actual		Minimum capital required - Basel III		PCA requirement to be considered well capitalized
(Dollars in thousands)	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
September 30, 2026
Common equity Tier 1 capital to risk-weighted assets
Consolidated	$2,093,397	12.54%	$1,168,528	7.00%	N/A	N/A
First Financial Bank	2,147,080	12.88%	1,166,854	7.00%	$1,083,507	6.50%

Tier 1 capital to risk-weighted assets
Consolidated	2,139,109	12.81%	1,418,926	8.50%	N/A	N/A
First Financial Bank	2,147,373	12.88%	1,416,894	8.50%	1,333,547	8.00%

Total capital to risk-weighted assets
Consolidated	2,643,368	15.83%	1,752,791	10.50%	N/A	N/A
First Financial Bank	2,360,258	14.16%	1,750,281	10.50%	1,666,934	10.00%

Leverage ratio
Consolidated	2,139,109	9.96%	858,864	4.00%	N/A	N/A
First Financial Bank	2,147,373	10.01%	858,140	4.00%	1,072,675	5.00%

	Actual		Minimum capital required - Basel III		PCA requirement to be considered well capitalized
(Dollars in thousands)	Capital amount	Ratio	Capital amount	Ratio	Capital amount	Ratio
December 31, 2025
Common equity tier 1 capital to risk-weighted assets
Consolidated	$1,798,266	11.32%	$1,112,325	7.00%	N/A	N/A
First Financial Bank	1,888,695	11.90%	1,111,184	7.00%	$1,031,814	6.50%

Tier 1 capital to risk-weighted assets
Consolidated	1,843,672	11.60%	1,350,681	8.50%	N/A	N/A
First Financial Bank	1,889,024	11.90%	1,349,295	8.50%	1,269,925	8.00%

Total capital to risk-weighted assets
Consolidated	2,457,377	15.46%	1,668,488	10.50%	N/A	N/A
First Financial Bank	2,092,052	13.18%	1,666,777	10.50%	1,587,406	10.00%

Leverage ratio
Consolidated	1,843,672	9.53%	774,045	4.00%	N/A	N/A
First Financial Bank	1,889,024	9.77%	773,531	4.00%	966,914	5.00%

Shareholder dividends. First Financial paid a dividend of $0.26 per common share on September 15, 2026 to shareholders of record as of September 1, 2026. Additionally, First Financial's Board of Directors authorized a dividend of $0.26 per common share, payable on December 15, 2026 to shareholders of record as of December 1, 2026.

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

Effective April, 2026, First Financial's Board of Directors approved a stock repurchase plan (the 2026 Stock Repurchase Plan). The 2026 Stock Repurchase Plan authorizes the purchase of up to 5,000,000 shares of the Company's common stock and will expire on December 31, 2027. First Financial did not repurchase any shares during the three or nine months ended September 30, 2026.

Shareholders' equity. Total shareholders’ equity was $2.9 billion at September 30, 2026 and $2.8 billion at December 31, 2025. The increase from year-end was due to the Company's strong earnings and the acquisition of BankFinancial during the first quarter, which more than offset an increase in unrealized losses on the investment portfolio during the period.

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

Non-maturity deposit modeling is particularly dependent on the assumption for repricing sensitivity known as a beta. Beta is the amount by which First Financial’s interest bearing non-maturity deposit rates will increase when short-term interest rates rise. The Company utilized a weighted average deposit beta of 48% in its interest rate risk modeling as of September 30, 2026. First Financial also includes an assumption for the migration of non-maturity deposit balances into CDs and money markets for all upward rate scenarios beginning with the +100 bps scenario, thereby increasing deposit costs and reducing asset sensitivity.

Presented below is the estimated impact on First Financial’s NII and EVE position as of September 30, 2026, assuming immediate, parallel shifts in interest rates:

	% Change from base case for immediate parallel changes in rates
	-100 bps	+100 bps	+200 bps
NII-Year 1	(3.52)%	2.30%	3.91%
NII-Year 2	(4.48)%	2.82%	4.82%
EVE	(1.33)%	(0.17)%	(0.56)%

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

First Financial continually evaluates the sensitivity of its interest rate risk position to modeling assumptions. The following table reflects First Financial’s estimated NII sensitivity profile as of September 30, 2026 assuming a 25% increase and a 25% reduction to the beta assumption on managed rate deposits:

	Beta sensitivity (% change from base)
	+100 BP		+200 BP
	Beta 25% lower	Beta 25% higher	Beta 25% lower	Beta 25% higher
NII-Year 1	3.75%	0.84%	5.39%	2.43%
NII-Year 2	4.24%	1.40%	6.26%	3.38%

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

Management, including the Balance Sheet Strategies and ALCO, monitors liquidity through a regular review of asset and liability maturities, funding sources and loan and deposit forecasts. The Company continually refines and updates its liquidity risk management processes, such as refining the contingency funding plan, meeting frequently, and securing additional contingent borrowing capacity. The Company maintains strategic and contingency liquidity plans to ensure sufficient available funding to satisfy requirements for balance sheet growth, properly manage capital market funding sources and to address unexpected liquidity requirements.

Management closely monitors the usage of excess business deposits, the balance of personal deposits and the broader macroeconomic environment. This monitoring includes consideration of various metrics and establishment of internal thresholds related to the composition of the balance sheet, borrowings and liquidity. Balance sheet composition metrics reviewed include the loan to deposit, loans to total assets and core deposits to total assets ratios among others. Borrowing composition monitoring includes, but is not limited to, consideration of borrowing capacity as a percentage of total assets, brokered CDs as a percentage of total assets and Fed funds lines to total assets. Liquidity composition ratios include remaining liquidity to total assets, and tier 1 liquidity sources as a percentage of both 30 and 90 day maturing liabilities, among others. At September 30, 2026, all metrics reviewed were within the Company's policy limits.

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

CRITICAL ACCOUNTING ESTIMATES

First Financial’s Consolidated Financial Statements are prepared based on the application of the Company's accounting policies.  These policies require the reliance on estimates and assumptions which are inherently subjective and may be susceptible to significant change.  Changes in underlying factors, assumptions or estimates could have a material impact on First Financial’s future financial condition and results of operations. In management’s opinion, some of these estimates and assumptions have a more significant impact than others on First Financial’s financial reporting.  For First Financial, these estimates and assumptions include accounting for the ACL - loans and leases, goodwill and income taxes.  The estimates and assumptions are discussed in detail in the Critical Accounting Estimates section of Management’s Discussion and Analysis in First Financial’s 2025 Annual Report.  There were no changes to the accounting estimates and assumptions for the ACL, goodwill or income taxes during the nine months ended September 30, 2026.

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

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, which statements involve inherent risks and uncertainties. Examples of forward-looking statements include, but are not limited to, statements regarding the operations of First Financial Bancorp. and its subsidiaries (the "Company", "First Financial", "we", "us", or "our") such as (i) our future operating or financial performance, including revenues, income or loss and earnings per share, (ii) future common stock dividends, (iii) our capital structure, including future capital levels, (iv) our plans, objectives and strategies, and (v) the uncertainties and assumptions that underlie our forward-looking statements. Such statements are often characterized by the use of qualified words (and their derivatives) such as “may,” “will,” “anticipate,” “could,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “project” and “intend,” as well as words of similar meaning or other statements concerning opinions or judgment of First Financial or their respective management about future events. Forward-looking statements are based on assumptions as of the time they are made and are subject to risks, uncertainties and other factors that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence, which could cause actual results to differ materially from anticipated results expressed or implied by such forward-looking statements. Such risks, uncertainties and assumptions include, among others, the following:

•economic, market, liquidity, credit, interest rate, operational and technological risks associated with First Financial’s business;
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
•pursuit of mergers and acquisitions, including costs or difficulties related to any acquisitions and/or integrations of any acquired companies;
•the possibility that any of the anticipated benefits of First Financial’s prior, in process, or contemplated acquisitions will not be realized or will not be realized within the expected time period;
•the possibility that any of acquisitions that have not yet been consummated, such as the acquisition of Finward Bancorp, is not consummated for any reason, including the failure to satisfy any closing conditions, termination of a merger agreement by either party, or the failure to receive any required regulatory approvals;
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

These factors are not necessarily all of the factors that could cause First Financial's actual results, performance or achievements to differ materially from those expressed in or implied by any of the forward-looking statements. Other factors, including unknown or unpredictable factors, also could harm the results of First Financial. Although First Financial believes that its expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results of First Financial will not differ materially from any projected future results expressed or implied by such forward-looking statements. Additional factors that could cause results to differ materially from those described above can be found in First Financial’s most recent annual report on Form 10-K for the fiscal year ended December 31, 2025, quarterly reports on Form 10-Q, and other documents subsequently filed by First Financial with the Securities Exchange Commission (“SEC”). Investors are cautioned not to rely too heavily on any such forward-looking statements. First Financial urges you to consider all of these risks, uncertainties and other factors carefully in evaluating all such forward-looking statements made by First Financial. Forward-looking statements speak only as of the date they are made, and First Financial undertakes no obligation to update or clarify these forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by applicable law.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

In December 2023 the Board authorized a two-year stock repurchase plan effective January 1, 2024, that provided for the purchase of up to 5,000,000 shares of the common stock of the Company (the “2024 Stock Repurchase Plan”). The 2024 Stock Repurchase Plan expired on December 31, 2025. Effective April, 2026, First Financial's Board of Directors approved a stock repurchase plan (the 2026 Stock Repurchase Plan). The 2026 Stock Repurchase Plan authorizes the purchase of up to 5,000,000 shares of the Company's common stock and will expire on December 31, 2027. First Financial did not repurchase any shares during the third quarter of 2026.

Item 5.    Other Information.

During the three months ended September 30, 2026, none of the Company's officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

3.2
Amended and Restated Regulations of First Financial Bancorp, amended as of July 28, 2015 (filed as Exhibit 3.1 to the Form 8-K filed on July 29, 2015 and incorporated herein by reference) (File No. 001-34762).

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

10.2
Form of Agreement for Restricted Stock Awards under the First Financial Bancorp. 2020 Stock Plan (filed as Exhibit 10.2 to the Form 10-Q for the quarter ended March 31, 2026 and incorporated herein by reference) (File No. 000-12379).*

10.3
Form of Agreement for Restricted Stock Award for Awards Granted in Connection with Internal Reorganization (filed as Exhibit 10.1 to the Form 8-K filed on September 15, 2026 and incorporated herein by reference) (File No. 001-34762).*

10.4
Amended and Restated Employment and Non-Competition Agreement between Archie M. Brown and First Financial Bancorp. and First Financial Bank, dated as of September 14, 2026 (filed as Exhibit 10.2 to the Form 8-K filed on September 15, 2026 and incorporated herein by reference) (File No. 001-34762).*

10.5
Form of Amended and Restated Severance and Change in Control Agreement (James M. Anderson and Karen B. Woods) dated as of September 14, 2026 (filed as Exhibit 10.3 to the Form 8-K filed on September 15, 2026 and incorporated herein by reference) (File No. 001-34762).*

10.6
Form of Amended and Restated Severance and Change in Control Agreement dated as of September 14, 2026 (filed as Exhibit 10.4 to the Form 8-K filed on September 15, 2026 and incorporated herein by reference) (File No. 001-34762).*

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

FIRST FINANCIAL BANCORP.
(Registrant)

/s/ James M. Anderson		/s/ Scott T. Crawley
James M. Anderson		Scott T. Crawley
President and Chief Financial Officer		Senior Vice President and Controller
(Principal Accounting Officer)

Date	11/6/2026	Date	11/6/2026